Form 10-Q
period 1999-09-30
DSL NET INC
filed 1999-11-15
CIK 1085866

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-27525


                                  DSL.NET, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)


             Delaware                                     06-1510312
             --------                                     ----------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)


          545 Long Wharf Drive
         New Haven, Connecticut                                 06511
         ----------------------                                 -----
(Address of principal executive offices)                     (Zip Code)


                                 (203) 772-1000
                                 --------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes     No  X
                                        ---    ---


     As of November 10, 1999, the registrant had 58,363,313 shares of Common Stock outstanding.

================================================================================

                                  DSL.NET, INC.

                                      INDEX


                                                                                                Page
                                                                                               Number
                                                                                               ------

                         Part I - Financial Information


Item 1.   Financial Statements .................................................................  3

           Balance Sheets at September 30, 1999 and
              December 31, 1998.................................................................  3

           Statements of Operations for the three months ended September 30, 1999 and 1998, the nine months ended September 30, 1999 and the period from inception (March 3, 1998)  through September 30, 1998 .......................  4

            Statements of Cash Flows for the nine months ended September 30, 1999 and the period from inception (March 3, 1998) through September 30, 1998....  5

            Notes to Financial Statements.......................................................  6

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations..............................................................   8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk...........................  12

                           Part II - Other Information

Item 1.   Legal Proceedings....................................................................  13

Item 2.   Changes in Securities and Use of Proceeds............................................  13

Item 4.   Submission of Matters to a Vote of Security Holders..................................  14

Item 6.   Exhibits and Reports on Form 8-K.....................................................  14

Signatures.....................................................................................  15

Exhibit Index..................................................................................  16

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                  DSL.NET, INC.

                                 BALANCE SHEETS

                                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                                     1999              1998
                                                                                 (UNAUDITED)
                                                                                 ------------      ------------
                                     ASSETS
Current assets:
      Cash and cash equivalents                                                  $ 32,538,471      $     39,479
      Marketable securities                                                        10,528,055              --
      Accounts receivable (net of allowance of $36,000 at September
      30, 1999)                                                                        97,457            30,597
      Prepaid expenses and other current assets                                     1,896,360              --
                                                                                 ------------      ------------
      Total current assets                                                         45,060,343            70,076
Fixed assets, net                                                                  16,146,456           284,338
Other assets                                                                          931,189            15,566
                                                                                 ------------      ------------
      Total assets                                                               $ 62,137,988      $    369,980
                                                                                 ============      ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable                                                           $    754,257      $    231,073
      Accrued liabilities                                                           4,473,852            16,219
      Deferred revenue                                                                 61,532             5,392
      Current portion of capital leases payable                                       527,385            16,494
      Current portion of notes payable                                                160,752            66,667
                                                                                 ------------      ------------
      Total current liabilities                                                     5,977,778           335,845
Long-term portion of capital leases                                                   761,790              --
Notes payable                                                                       1,286,014           350,000
                                                                                 ------------      ------------

      Total liabilities                                                             8,025,582           685,845
                                                                                 ------------      ------------
Commitments and contingencies (Note 1)

Redeemable convertible preferred stock
Convertible preferred stock, $0.001 par value; 18,962,500 shares authorized;
      Series A convertible preferred stock; 225,000 and 0 shares
      issued and outstanding respectively                                             225,000              --
      Series B convertible preferred stock; 6,500,000 and 0 shares
      issued and outstanding respectively                                          15,424,999              --
      Series C convertible preferred stock; 2,785,516 and 0 shares
      issued and outstanding respectively                                           9,940,391              --
      Series D convertible preferred stock; 2,963,672 and 0 shares
      issued and outstanding respectively                                          30,967,786              --
      Series E convertible preferred stock; 939,086 and 0 shares
      issued and outstanding respectively                                          18,458,168              --
                                                                                 ------------      ------------
      Total redeemable convertible preferred stock                                 75,016,344              --

Stockholders' equity (deficit)
      Common stock, $0.0005 par value; 55,925,000 and 508,963,394 shares authorized; 14,223,110 and 16,795,800 shares issued and
      outstanding                                                                       7,112             8,398
Additional paid-in capital                                                          8,775,192         2,465,374
Deferred compensation                                                             (12,375,876)             --
Accumulated deficit                                                               (17,310,366)       (2,789,637)
                                                                                 ------------      ------------
      Total stockholders' (deficit) equity                                        (20,903,938)         (315,865)
                                                                                 ------------      ------------
Total liabilities and stockholders' (deficit) equity                               62,137,988           369,980
                                                                                 ============      ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                  DSL.NET, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)
                                 FOR THE PERIOD

                                                                                                     FROM INCEPTION
                                                     THREE MONTHS ENDED                              (MARCH 3, 1998)
                                                        SEPTEMBER 30,                NINE MONTHS         THROUGH
                                                ------------------------------          ENDED         SEPTEMBER 30,
                                                    1999              1998       SEPTEMBER 30, 1999       1998
                                                ------------      ------------      ------------      ------------
Revenue                                         $    317,492      $      9,999      $    501,665      $     13,488
                                                ------------      ------------      ------------      ------------
Operating expenses:
       Network and operations                      2,274,605            30,771         3,757,233            31,476
       Sales and marketing                         2,092,383            13,823         3,327,972            15,220
       General and administrative                  1,391,064            89,764         2,945,077            93,660
       Stock compensation                            796,109              --           3,412,914              --
                                                ------------      ------------      ------------      ------------
       Total operating expenses                    6,554,161           134,358        13,443,196           140,356
                                                ------------      ------------      ------------      ------------
Operating loss                                    (6,236,669)         (124,359)      (12,941,531)         (126,868)
                                                ------------      ------------      ------------      ------------
Interest expense (income), net                      (620,341)              502          (827,956)              734
Other expense (income), net                            5,156              --               5,156              --
                                                ------------      ------------      ------------      ------------
       Net loss                                 $ (5,621,484)     $   (124,861)     $(12,118,731)     $   (127,602)
                                                ============      ============      ============      ============
Exchange of preferred stock                             --                --          11,998,000              --
                                                ------------      ------------      ------------      ------------

Loss applicable to common stock                 $ (5,621,484)     $   (124,861)     $(24,116,731)     $   (127,602)
                                                ============      ============      ============      ============
Net loss per share-basic and diluted            $      (0.66)     $      (0.02)     $      (3.87)     $      (0.03)
                                                ============      ============      ============      ============
Shares used in computing net loss per share        8,478,493         5,089,634         6,230,836         5,089,634
                                                ============      ============      ============      ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                  DSL.NET, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                 FOR THE PERIOD
                                                                                                 FROM INCEPTION
                                                                                NINE MONTHS      (MARCH 3, 1998)
                                                                                   ENDED             THROUGH
                                                                               SEPTEMBER 30,      SEPTEMBER 30,
                                                                                    1999              1998
                                                                               ------------        -----------
Cash flows from operating activities:
     Net loss                                                                  $(12,118,731)      $   (127,602)

     Reconciliation of net loss to net cash used in operating activities:
         Depreciation                                                               722,788               --
         Non-cash compensation expense                                            3,412,914               --
         Net changes in current assets and liabilities:
              Accounts receivable                                                   (66,860)            (3,857)
              Prepaids and other current assets                                    (296,360)              --
              Other assets                                                         (919,117)           (30,566)
              Accounts payable                                                      523,200             25,415
              Accrued liabilities                                                 3,307,633               --
              Deferred revenue                                                       56,140               --
                                                                               ------------        -----------
                  Net cash provided by (used in) operating activities            (5,378,393)          (136,610)
                                                                               ------------        -----------
Cash flows from investing activities:
         Purchase of marketable securities                                      (10,528,055)              --
         Purchase of fixed assets                                               (16,584,906)           (32,583)
                                                                               ------------        -----------
                  Net cash used in investing activities                         (27,112,961)          (32,583)
                                                                               ------------        -----------
Cash flows from financing activities:
         Proceeds from preferred stock issuance                                  62,668,573             50,000
         Proceeds from equipment notes payable                                    1,559,878            122,699
         Proceeds from equipment credit facility                                  1,446,766               --
         Proceeds from stock option exercises                                         3,499               --
         Payments on equipment notes payable                                        (66,667)              --
         Amortization of deferred debt issuance costs                                22,160               --
         Principal payments under capital lease obligation                         (193,863)            (3,506)
         Payments of stock offering costs                                          (450,000)              --
                                                                               ------------        -----------
                  Net cash provided by financing activities                      64,990,346            169,193
                                                                               ------------        -----------
Net increase in cash and cash equivalents                                        32,498,992               --
Cash and cash equivalents at beginning of period                                     39,479               --
                                                                               ------------        -----------
Cash and cash equivalents at end of period                                     $ 32,538,471        $      --
                                                                               ============        ============
Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for interest                          $   (827,956)       $       734
                                                                               ============        ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                  DSL.NET, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

1. Summary of Significant Accounting Policies

A. Basis of Presentation

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

    The financial statements at September 30, 1999, for the three months ended September 30, 1999 and 1998, for the nine months ended September 30, 1999 and for the period from inception (March 3, 1998) through September 30, 1998 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of financial position and operating results. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of results that may be expected for any future periods.

    The accompanying unaudited interim financial statements have been prepared with the assumption that users of the interim financial information have either read or have access to the Company's audited financial statements for the year ended December 31, 1998. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the Company's December 31, 1998 audited financial statements have been omitted from these unaudited interim financial statements. These financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions, rules and regulations. While management believes the disclosures presented are adequate to make these financial statements not misleading, these financial statements should be read in conjunction with the Company's audited financial statements and related notes included in the prospectus relating to the Company's initial public offering, which has been filed with the Securities and Exchange Commission.

B. Earnings (Loss) Per Share

    Basic earnings per share is computed by dividing income or loss applicable to common shareholders by the weighted average number of shares of the Company's common stock outstanding during the period, after giving consideration to shares subject to repurchase.

    Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and conversion of the Company's convertible preferred stock. In addition, income or loss is adjusted for dividends and other transactions relating to preferred shares for which conversion is assumed. The diluted earnings per share amount has not been reported because the Company has a net loss and the impact of the assumed exercise of the stock options and warrants and the assumed preferred stock conversion is not dilutive.

    Under the Company's certificate of incorporation, each outstanding share of preferred stock converted into 2.666 shares of common stock upon the closing of the Company's initial public offering of common stock on October 12, 1999.

    In January 1999, the Company declared a 1,909.09:1 stock split of its common stock. In May 1999, the Company declared a 2:1 stock split of its common stock. In July 1999, the Company declared a 0.333:1 stock dividend on its common stock. The financial statements have been restated to reflect these splits and dividend.

2.  Cash Equivalents And Marketable Securities

    The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash equivalents at September 30, 1999 was approximately $28,419,000.

    The Company considers its investment portfolio to be available-for-sale securities as defined in Statement of Financial Accounting Standards ("SFAS") No. 115. Marketable securities as of September 30, 1999 consisted of debt securities and certificates of deposit with maturities of five months to a year. Securities are available for sale and are carried at fair value. The unrealized losses on the securities as of September 30, 1999 were approximately $5,000.

3.   Stockholders' Equity

    In July 1999, the Company entered into strategic relationships with Staples and Microsoft. As part of these strategic relationships, the Company received equity investments totaling approximately $18,500,000.

    After September 30, 1999, the Company completed its initial public offering of 8,226,000 shares of common stock at an initial public offering price of $7.50 per share. Net proceeds to the Company from the initial public offering were approximately $55,896,000 after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. As a result of the initial public offering, 35,759,798 shares of common stock were issued upon the conversion of all of the Company's preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the prospectus relating to the Company's initial public offering, which has been filed with the Securities and Exchange Commission.

OVERVIEW

    We provide high-speed data communications and Internet solutions using digital subscriber line (DSL) technology to small and medium sized businesses in second and third tier cities. We began providing service in May 1998 and we provided service or had installed equipment in 52 cities as of September
30, 1999.

    We have incurred operating losses and net losses for each month since our formation. For the periods ended September 30, 1999 and December 31, 1998, we have experienced net cash outflows for operating and investing activities. As of September 30, 1999 and December 31, 1998, we had accumulated deficits of approximately $17,310,000 and $2,790,000, respectively. We intend to substantially increase our operating expenses and capital expenditures in an effort to rapidly expand our network infrastructure and service areas. We expect to incur substantial operating losses, net losses and net operating cash outflows during our network build-out and during the initial penetration of each new market we enter. Our losses and net operating cash outflows are expected to continue and to increase as we expand our operations.

RESULTS OF OPERATIONS

    REVENUE. Revenue increased to approximately $317,000 for the three months ended September 30, 1999 from approximately $10,000 for the three months ended September 30, 1998. Revenue increased to approximately $502,000 for the nine months ended September 30, 1999 from approximately $13,000 for the period from inception (March 3, 1998) through September 30, 1998. These increases were primarily attributable to the increased number of customers subscribing for our services, resulting from our increased sales and marketing efforts and the expansion of our network. We expect revenue to increase in future periods as we expand our network within our existing regions, deploy our network into new regions and increase our sales and marketing efforts in all of our regions.

    NETWORK AND OPERATIONS. Network and operations expenses increased to approximately $2,275,000 for the three months ended September 30, 1999 from approximately $31,000 for the three months ended September 30, 1998. Network and operations expenses increased to approximately $3,757,000 for the nine months ended September 30, 1999 from approximately $31,000 for the period from inception (March 3, 1998) through September 30, 1998. These increases were primarily attributable to the expansion of our network, increased number of customers subscribing for our services, increased costs resulting from the addition of personnel and costs incurred in connection with our applications for regulatory approvals in various states. We expect network and operations costs to increase significantly in future periods as we increase our markets and customer base.

    Depreciation expense was approximately $490,000 and a negligible amount for the three months ended September 30, 1999 and 1998, respectively. Depreciation expense increased to approximately $723,000 for the nine months ended September 30, 1999 from a negligible amount for the period from inception (March 3, 1998) to September 30, 1998. This expense increased as more of our network became operational and we increased capital expenditures to expand.

    SALES AND MARKETING. Sales and marketing expenses were approximately $2,092,000 and $14,000 for the three months ended September 30, 1999 and 1998, respectively. Sales and marketing expenses increased to approximately $3,328,000 for the nine months ended September 30, 1999 from approximately $15,000 for the period from inception (March 3, 1998) through September 30, 1998. These increases were principally attributable to an increase in marketing and promotional activities and increases in sales and marketing personnel. Sales and marketing expenses are expected to increase significantly as we continue to expand our business into new markets.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were approximately $1,391,000 and $90,000 for the three months ended September 30, 1999 and 1998, respectively. General and administrative expenses increased to approximately $2,945,000 for the nine months ended September 30, 1999 from approximately $94,000 for the period from inception (March 3, 1998) through September 30, 1998. The increases in general and administrative expenses were principally the result of increases in the number of employees and the development of our operating infrastructure.

    STOCK COMPENSATION. We incurred stock compensation expenses of approximately $796,000 and $0 for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and the for period from inception (March 3, 1998) through September 30, 1998, we recorded a total of approximately $3,413,000 and $0 of stock compensation expenses, respectively. The expenses incurred in the nine months ended September 30, 1999 consisted of charges and amortization related to stock options and restricted stock granted to employees, directors and advisors of the Company during the first nine months of 1999.

    The unamortized deferred compensation balance of approximately $12,376,000 as of September 30, 1999 will be amortized over the remaining vesting period of each grant. As of September 30, 1999, options to purchase 5,656,240 shares of common stock were outstanding under the Company's 1999 Stock Plan, which were exercisable at a weighted average exercise price of $1.42 per share.

    INTEREST EXPENSE (INCOME) NET. Net interest income for the three months ended September 30, 1999 was approximately $620,000, as compared to interest expense of approximately $500 for the three months ended September 30, 1998. Net interest income was approximately $828,000 for the nine months ended September 30, 1999, compared to interest expense of approximately $700 for the period from inception (March 3, 1998) through September 30, 1998. These increases in net interest income were primarily due to an increase in our cash balances as a result of the issuance of preferred stock in 1999 and, to a lesser extent, the repayment of debt.

    NET LOSS. Net loss was approximately $5,621,000 and $125,000 for the three months ended September 30, 1999 and 1998, respectively. Net loss increased to approximately $12,119,000 for the nine months ended September 30, 1999 from approximately $128,000 for the period from inception (March 3, 1998) through September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our capital expenditures and operations primarily with the proceeds from stock issuances and borrowings. We had cash, cash equivalents and marketable securities of approximately $43,067,000 as of September 30, 1999. Our working capital as of September 30, 1999 was approximately $39,083,000.

    Net cash provided by financing activities for the nine months ended September 30, 1999 was approximately $64,990,000. This cash primarily resulted from the sale of preferred stock and borrowings under our lease facilities and our credit line. We have used, and intend to continue using, the proceeds from these financings primarily to implement our business plan and for working capital.

    In January 1999, we received net proceeds of approximately $3,302,000 from the sale of shares of Series A preferred stock and certain warrants to new stockholders. In April 1999, we received net proceeds of approximately $9,940,000 from the sale of shares of Series C preferred stock to our principal stockholders and others. In May 1999, we received net proceeds of approximately $29,961,000 from the sale of shares of Series D preferred stock to our principal stockholders and others. In July 1999, we received net proceeds of approximately $18,458,000 from the sale of shares of Series E preferred stock to two strategic partners. In addition, in July 1999, we received approximately $1,007,000 in connection with repayment of a note, including interest at 6.0%, from an officer in connection with the purchase of Series D preferred stock in June 1999. Upon the closing of the initial public offering of the Company's common stock on October 12, 1999, all outstanding shares of our preferred stock converted automatically into shares of common stock.

    In March 1999, we entered into a 36-month lease facility to finance the purchase of up to an aggregate of $2,000,000 of equipment. Amounts financed under this lease facility bear an interest rate of 8% or 9%, depending on the type of equipment, and are secured by the financed equipment. There was approximately $1,004,000 outstanding on this lease facility at September 30, 1999. In addition, during the nine months ended September 30, 1999, we purchased certain software and equipment under other capital leases, which are being repaid over periods ranging from 24 months to 36 months. There was approximately $370,000 outstanding on these capital leases at September 30, 1999.

    In May 1999, we established a line of credit, which allows us to borrow up to an aggregate of $5,000,000. This line of credit expires in May 2000, at which time amounts outstanding will convert into a term loan, which will be repayable over 36 months. Amounts borrowed under this line of credit generally bear interest at the sum of 1% plus the higher of the bank's prime rate of interest or the federal funds rate plus 0.5%. As of September 30, 1999, amounts outstanding under this line of credit bore interest at the annual rate of 9.25% and were secured by a lien on certain of our equipment. Borrowings under the line of credit are restricted based on the value of the equipment securing the line of credit. In addition, the line of credit also contains certain covenants, including covenants requiring us to maintain certain financial ratios and limitations relating to, among other things, new indebtedness, the creation of liens, types of investments, mergers, consolidations and the transfer of all or substantially all of our assets. As of September 30, 1999, approximately $3,553,000 was available under this line of credit. We are currently negotiating additional bank and vendor financing facilities.

    In February 1999, we leased office space in New Haven, Connecticut. Annual minimum lease payments under this lease are approximately $192,000 for 1999, approximately $745,000 for each of the years 2000 through 2004, and approximately $279,000 for 2005.

    For the nine months ended September 30, 1999, the net cash used in our operating activities was approximately $5,378,000. This cash was used for a variety of operating expenses, including salaries, consulting and legal expenses, network operations, marketing and promotional activities and overhead expenses. Our net operating cash outflows are expected to continue and to increase as we expand our operations.

    Net cash used in investing activities for the nine months ended September 30, 1999 was approximately $27,113,000. Of this amount, approximately $16,585,000 was used primarily for the purchase of equipment and payment of collocation costs and approximately $10,528,000 was used for the purchase of marketable securities.

    The development and expansion of our business requires significant capital expenditures. The principal capital expenditures incurred to enter each market include the procurement, design and construction of the space in traditional telephone companies' central offices where we deploy our equipment, and the purchase and installation of all necessary equipment. Capital expenditures, including collocation fees, were approximately $16,585,000 for the nine months ended September 30, 1999. We currently anticipate spending an aggregate of approximately $60,000,000 for capital expenditures for the balance of 1999 and for 2000. The planned capital expenditures are primarily for the procurement, design and construction of central office spaces and the purchase and installation of the equipment necessary for us to provide our services, as well as for the continued development of our information and management systems, including our operations support systems. The actual amounts and timing of our capital expenditures will vary depending on the speed at which we are able to expand and implement our network and could differ materially both in amount and timing from our current plans.

    Since September 30, 1999, we completed our initial public offering, resulting in proceeds to the Company of approximately $55,896,000, net of offering expenses. We intend to use these proceeds to continue building our network and for working capital and other general corporate purposes. We may also use a portion of the net proceeds to acquire complementary businesses, although we have no definitive agreements to do so at this time. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including revenue growth, if any, and the extent and timing of our entry into target markets and capital expenditures.

    We believe that the proceeds from our initial public offering, together with our existing cash and short-term investments, amounts available under our equipment lease and credit facilities, and cash generated from operations will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements through 2000.

    We expect our operating losses, net operating cash outflows and capital expenditures to increase substantially as we expand our network. We expect that additional financing will be required in the future. We may attempt to raise financing through some combination of commercial bank borrowings, leasing, vendor financing and the sale of equity or debt securities.

    Our capital requirements may vary based upon the timing and the success of implementation of our business plan and as a result of regulatory, technological and competitive developments or if:

    o demand for our services or our cash flow from operations is less than or more than expected;
    o    our development plans or projections change or prove to be inaccurate;
    o    we make any acquisitions; or
    o we accelerate deployment of our network or otherwise alter the schedule or targets of our business plan implementation.

    We cannot assure you that we will be able to raise sufficient debt or equity capital on terms that we consider acceptable, if at all. If we are unable to obtain adequate funds on acceptable terms, our ability to deploy and operate our network, fund our expansion or respond to competitive pressures would be significantly impaired.

IMPACT OF YEAR 2000

    Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. In order to distinguish 21st century dates from 20th century dates, the date code field needs to be expanded to 4 digits. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with these Year 2000 requirements. The use of software and computer systems that are not Year 2000 compliant could result in system failures or miscalculations resulting in disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities.

    Since we have been recently organized, we have been able to build our internal business systems with Year 2000 compliance in mind. We are seeking assurance from vendors that new business systems and services which we purchase will be Year 2000 compliant. We have not reviewed our non-information technology systems for year 2000 issues relating to embedded microprocessors.

   Based on the foregoing, we do not believe that our current service offerings and our business systems will not be Year 2000 compliant. Failure of our business systems or current service offerings to operate properly with regard to the Year 2000 and thereafter could require us to incur significant unanticipated expenses to remedy any problems or replace affected vendors and could have a material adverse effect on our business operating results and financial condition.

    We can provide no assurance that our vendors, including the traditional local telephone companies, will be Year 2000 compliant or that Year 2000 problems among our target customers will not negatively impact their decision to buy our service. We are in the process of conducting a Year 2000 compliance check of traditional local telephone companies and other vendors. Any Year 2000 related disruption of operations of the traditional local telephone companies or other providers would likely have a material adverse impact on our business, operation results, and financial condition. Furthermore, Year 2000 issues may affect the purchasing decisions of our customers as companies expend significant resources to correct their current systems for Year 2000 compliance.

    To date, we have not incurred significant costs in order to comply with Year 2000 requirements and we do not believe we will incur significant costs in the foreseeable future. We plan to determine the risks associated with a reasonably likely worse-case scenario and intend to formulate a contingency plan prior to December 31, 1999 to address these risks.

FORWARD LOOKING STATEMENTS

    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements contained in this report which are not historical facts may be deemed to contain forward-looking statements. These statements relate to future events or our future financial performance, and are identified by terminology such as "may," "might," "will," "should," "expect," "scheduled," "plan," "intend," "anticipate," "believe," "estimate," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include those described under "Risk Factors" in our prospectus dated October 6, 1999, as supplemented on November 2, 1999, which has been filed with the Securities and Exchange Commission. The risks and uncertainties include, among other things, (i) our extremely limited operating history, which makes it difficult to evaluate our business and prospects; (ii) the difficulty of predicting the new and rapidly evolving high-speed data communications industry; (iii) our history of, and expectation of additional, losses and negative operating cash flow and need to obtain significant additional funds on acceptable terms by 2001; (iv) our unproven business model, which may not be successful; (v) our failure to achieve or sustain market acceptance at desired pricing levels, which could impair our ability to achieve profitability or positive cash flow; (vi) our ability to negotiate, enter into and renew interconnection and collocation agreements with traditional local telephone companies; (vii) the possibility of disappointing quarterly revenue or operating results, which could cause the price of our common stock to fall; (viii) the intense competition in the high-speed data communications industry, which may negatively affect the number of our customers and the pricing of our services; (ix) regulatory, legislative and judicial developments, which could adversely affect the way we operate our business; (x) our reliance on outside vendors and service providers, including the traditional local telephone companies; and (xi) our ability to recruit and retain qualified personnel and to manage the growth of our network and our operations. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise the information contained in this report, whether as a result of new information, future events or circumstances or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We have not entered into any financial instruments that expose us to material market risk.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    We are a party to legal proceedings related to regulatory approvals. We are also subject to state commission, FCC and court decisions as they relate to the interpretation and implementation or the 1996 Telecommunications Act, the interpretation of competitive carrier interconnection agreements in general and our interconnection agreements in particular. In some cases, we may be deemed to be bound by the results of ongoing proceedings of these bodies. We therefore may participate in proceedings before these regulatory agencies or judicial bodies that affect, and allow us to advance, our business plans.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Stock

    In July 1999, the Company issued an aggregate of 939,086 shares of Series E preferred stock for aggregate consideration of $18,499,994. Each outstanding share of Series E preferred stock converted into 2.666 shares of common stock upon the closing of the Company's initial public offering in October 1999. In addition, during the quarter ended September 30, 1999, the Company granted options to purchase an aggregate of 925,407 shares of common stock to certain employees and directors under the Company's 1999 Stock Plan at exercise prices ranging from $7.3893 to $7.39 per share, for an aggregate exercise price of approximately $6,838,507. In addition, 93,310 shares of common stock were issued during the quarter ended September 30, 1999 in connection with the exercise of outstanding options by two employees at an exercise price of $0.0375 per share, for aggregate proceeds to the Company of approximately $3,499. No underwriters were involved in the foregoing sales of securities. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder, or, in the case of the issuance and exercise of certain options to purchase common stock, Rule 701 under the Securities Act.

Use of Proceeds

    On October 6, 1999, the Company commenced an initial public offering of 7,200,000 shares of its common stock. This offering was effected pursuant to the Company's Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-80141) on October 5, 1999. All of the 7,200,000 shares of common stock were offered by the Company, of which 360,000 shares were sold to Staples, Inc. and 6,840,000 were sold to the several underwriters, for whom Deutsche Banc Alex. Brown, Donaldson, Lufkin & Jenrette, Lehman Brothers and DLJDIRECT Inc. acted as representatives (the "Representatives"). As part of the initial public offering, the Company granted to the several underwriters an overallotment option to purchase up to an additional 1,026,000 shares of common stock from the Company (the "Underwriters' Option"). The initial public offering closed on October 12, 1999.

    On November 3, 1999, the Representatives, on behalf of the several underwriters, purchased 1,026,000 shares of common stock from the Company in connection with the exercise of the Underwriters' Option. This purchase closed on November 8, 1999.

    The aggregate offering price of the initial public offering to the public was $53,905,500 (exclusive of the Underwriters' Option), with proceeds to the Company, after deduction of underwriting discounts, of $50,314,500 (before deducting offering expenses payable by the Company). The aggregate offering price of the Underwriters' Option exercise was $7,695,000, with proceeds to the Company, after deduction of the underwriting discounts and commissions, of $7,156,350. (before deducting offering expenses payable by the Company). The Company has invested all of the net proceeds in marketable, investment-grade securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Pursuant to a Written Consent in Lieu of Special Meeting of Stockholders dated July 2, 1999, the holders of 8,324,000 shares of the Company's common stock (out of 10,600,000 shares outstanding) and 16,799,868 shares of the Company's preferred stock, on an as converted basis (out of 24,948,376 shares outstanding) approved (a) provisions for the accelerated vesting of certain stock options under the Company's 1999 Stock Plan in connection with a change-in-control, (b) an amendment to the Restated Certificate of Incorporation of the Company to create a new class of preferred stock and reconstitute the authorized shares of capital stock of the Company and certain of the rights and preferences thereof, and (c) a Series E Preferred Stock Purchase Agreement and the transactions contemplated thereby.

    Pursuant to a Written Consent in Lieu of Special Meeting of Stockholders dated July 21, 1999, the holders of 10,600,000 shares of the Company's common stock (out of 10,600,000 shares outstanding) and 25,112,500 shares of the Company's preferred stock, on an as converted basis (out of 26,826,548 shares outstanding) approved (a) an amendment to the Restated Certificate of Incorporation of the Company to increase the number of authorized shares of common stock of the Company and (b) a split in the form of a stock dividend of
0.333 shares of the Company's common stock (rounded up to the nearest whole share, with respect to the aggregate shares held by each stockholder) payable in respect of each share of the Company's common stock issued and outstanding as of the close of business on July 21, 1999.

    Pursuant to a Written Consent in Lieu of Special Meeting of Stockholders dated September 30, 1999, the following matters were approved by the holders of 14,223,110 shares of the Company's common stock (out of 14,223,110 shares outstanding) and 32,534,766 shares of the Company's preferred stock, on an as converted basis (out of 35,759,798 shares outstanding):

         (a) The adoption of the Company's Amended and Restated By-laws;

         (b) The adoption of the Company's Amended and Restated Certificate of Incorporation;

         (c) The adoption of the Company's Second Amended and Restated Certificate of Incorporation;

         (d) The adoption of the Amended and Restated 1999 Stock Plan of the Company;

         (e) The adoption of the 1999 Employee Stock Purchase Plan of the Company; and

         (f) A potential reorganization of the Company which would result in the Company becoming a holding company with all or substantially all of its assets being transferred to, and held and operated by, one or more wholly-owned subsidiaries.

    Upon the closing of the Company's initial public offering on October 12, 1999, 35,759,798 shares of common stock were issued upon the conversion of all of the Company's preferred stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         11       Statement re:  Computation of Earnings Per Share

         27       Financial Data Schedule

(b)      Reports on Form 8-K

                  The Company filed a report on Form 8-K dated November 1, 1999, reporting on Item 5 - Other Events - To disclose the issuance of a press release dated November 1, 1999; and Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits to file that press release.

                                    Signature



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         DSL.NET, INC.


                                         By: /s/ ROBERT Q. BERLIN
                                         ---------------------------------
                                         Robert Q. Berlin
                                         Vice President, Strategic Planning and
                                         Chief Financial Officer


Date: November 15, 1999

                                  Exhibit Index
                                  -------------

         Exhibit
         Number
         ------


           11     -      Statement re: Computation of Earnings Per Share

           27     -      Financial Data Schedule