Form 10-K405
period 1999-12-31
DSL NET INC
filed 2000-03-30
CIK 1085866

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-27525

                                  DSL.NET, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                     06-1510312
     -------------------------------                      ----------------
     (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                      IDENTIFICATION
                                                               NUMBER)

     545 LONG WHARF DRIVE, NEW HAVEN, CONNECTICUT                06511
     --------------------------------------------              ----------
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 772-1000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.0005 PAR VALUE

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 24, 2000, was approximately $667,725,251 (based on the closing price of the Registrant's Common Stock on March 24, 2000, of $23.3125 per share).

    The number of shares outstanding of the Registrant's $.0005 par value Common Stock as of March 24, 2000 was 64,311,189.



                       DOCUMENT INCORPORATED BY REFERENCE

    The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1999. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                  DSL.net, Inc.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                                                         PAGE NO.
                                                                                                         --------
PART I
------
Item 1.        Business...................................................................................   3
Item 2.        Properties.................................................................................  16
Item 3.        Legal Proceedings..........................................................................  17
Item 4.        Submission of Matters to a Vote of Security Holders........................................  17

PART II
-------
Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters......................  18
Item 6.        Selected Consolidated Financial Data.......................................................  20
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations......  22
Item 7A.       Quantitative and Qualitative Disclosure About Market Risk..................................  42
Item 8.        Financial Statements and Supplementary Data................................................  43
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......  62

PART III
--------
Item 10.       Directors and Executive Officers of the Registrant.........................................  62
Item 11.       Executive Compensation.....................................................................  62
Item 12.       Security Ownership of Certain Beneficial Owners and Management.............................  62
Item 13.       Certain Relationships and Related Transactions.............................................  62

PART IV
-------
Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................  63


SIGNATURES................................................................................................  65



                                     PART I

ITEM 1.  BUSINESS

THIS BUSINESS SECTION AND OTHER PARTS OF THIS ANNUAL REPORT ON FORM 10-K CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH IN ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

GENERAL

     DSL.net, Inc. ("DSL.net" or the "Company") (Nasdaq: DSLN) provides high-speed data communications and Internet access services using digital subscriber line, or DSL, technology to small and medium sized businesses. We primarily target select second and third tier cities, which typically have populations of less than 900,000. Our networks enable data transport over existing copper telephone lines at speeds of up to 1.5 megabits per second. Our services offer customers high-speed digital connections at prices that are attractive compared to the cost and performance of alternative data communications services.

THE DSL.NET SOLUTION

     Our services provide small and medium sized businesses, primarily in second and third tier cities, with high-speed Internet access and data services using DSL technology. Key elements of our solution are:

     HIGH-SPEED CONNECTIONS. We offer Internet access at speeds of up to 1.5 megabits per second. Our network is designed to provide data transmission at the same speed to and from the customer, known as symmetric data transmission. We believe that symmetric data transmission is best suited for business applications, because business users require fast connections both to send and receive information. This compares to other DSL services which use asymmetric data transmission, which permits users to send information at speeds much slower than that at which they can receive information. We offer asymmetric services for employees of our small business customers and home office workers.

     COMPLETE BUSINESS SOLUTION. We offer our customers a single point of contact for a complete solution that includes all of the necessary equipment and services to establish and maintain digital data communications. Our primary services include Internet access, e-mail, assisting our customers in obtaining Internet addresses, and hosting our customers' Web sites, and support networks that connect customers' various offices and connect our customers to their suppliers, customers and others. Through our partnerships with independent suppliers and select application service providers, we also provide Web site design and applications enabling electronic commerce. Our network is designed to enable us to individually configure each customer's service remotely.

     ALWAYS-ON CONNECTIONS. With our service, customers can access the Internet continuously without having to dial into the network for each use. These "always-on" connections provide customers with the ability to readily access the Internet and transfer information. Despite the always-on connection, we charge our customers a flat fee per month rather than billing them based on usage.

     ATTRACTIVE VALUE PROPOSITION. Our services offer customers high-speed digital connections at prices that are attractive compared to the cost and performance of alternative data communications services, such as dial-up, T1, ISDN or frame relay lines. We believe that our services also increase the productivity of network users by decreasing the time they spend connecting to the Internet and waiting for information downloads and transfers.

     CUSTOMER SUPPORT. We provide customer service 24 hours a day, seven days a week. This support is important to many of our small and medium sized business customers because they do not typically have dedicated internal support staff. With our remote monitoring and troubleshooting capabilities, we continuously monitor our network and our customers' connections. This enables us to identify and enhance network quality, service and performance and address network problems promptly.

OUR SERVICES

     We utilize DSL technology to provide reliable and cost-effective service to our customers. As part of our service offerings, we function as our customer's Internet service provider and deliver a broad range of Internet-based, value-added solutions. As of March 15, 2000, we provided service or had installed equipment in more than 160 cities.

     Our services currently include all necessary equipment, software and lines required to establish and maintain a digital Internet connection. Our primary services include Internet access, e-mail, assisting our customers in obtaining Internet addresses and hosting our customers' Web sites. We also support networks that connect customers' various offices and connect our customers to their suppliers, customers and others. In addition, through our partnerships with independent suppliers and select application service providers, we offer Web site design, as well as applications enabling electronic commerce.

     Currently, customers typically pay the cost of installation and a monthly fee for the service. The monthly fee does not vary by number of users or usage, although it does vary based on the speed of the connection. The fee includes the cost of the modem installed at the customer's site, all phone line charges, and general Internet access services, including e-mail, assistance in obtaining Internet addresses and services related to the registration of these addresses with various administrative bodies. Generally, customers subscribe to our services for at least one year and are billed for our services on a monthly basis. We also offer customers the ability to have their installation costs and monthly service fees charged directly to their credit cards.

CUSTOMERS

     Our target customers are small and medium sized businesses in cities in which we offer our services. In particular, we believe the following are especially attractive customers:

     o businesses currently using other high-speed data communications services, such as T1, ISDN and frame relay services, or low-speed dial-up Internet access;

     o professional or service-based firms that have multiple Internet service provider accounts and phone lines;

     o branch offices located in second and third tier cities that require transmission of large files between locations; and

     o businesses that use data-intensive applications, such as financial services, technology, and publishing.

     None of our customers accounted for more than 5% of our total revenues during the period from inception (March 3, 1998) through December 31, 1998 or the year ended December 31, 1999.

SALES AND MARKETING

     Our marketing professionals have developed a methodology to identify the businesses that would benefit from our services. Once we identify businesses in a target market, we employ a targeted local marketing strategy utilizing a variety of mediums, including direct mail, print and radio. In addition, we sponsor local promotional events, such as information technology or telecommunications seminars, to assist our local sales professionals. We utilize both internal and external sales professionals to sell our services to prospective customers. We also partner with local information technology professionals to assist in the sale of our services.

STRATEGIC RELATIONSHIPS

     We entered into strategic relationships that we believe are valuable because they provide additional marketing capabilities and distribution channels, in addition to capital investment. We anticipate that we will enter into additional strategic relationships with others in the future.

     Our current strategic relationships include:

     STAPLES. In July 1999, we entered into a strategic relationship with Staples pursuant to which, among other things:

     o STAPLES INVESTMENT. Staples invested $3,500,000 in return for shares of our Series E preferred stock which converted into 473,655 shares of our common stock upon the closing of our initial public offering on October 12, 1999. In addition, Staples purchased 360,000 shares of our common stock in connection with our initial public offering.

     o MARKETING SERVICES THROUGH STAPLES. Staples has agreed to market our services to their small and medium sized business customers. Staples refers potential customers to us through their retail stores, catalog and web site. We have agreed to compensate Staples for each sale of our services generated through these channels. We intend to offer our customers the ability to connect over the Internet directly to Staples for their business supply purchases.

     o MUTUAL EXCLUSIVITY. During the term of our agreement, which is initially for one year with the potential for annual renewals, we have agreed not to offer our services through another national office supply company. In turn, Staples has agreed to offer our services exclusively to its customers in the markets in which we offer our DSL service.

     MICROSOFT. In July 1999, we entered into a strategic relationship with Microsoft pursuant to which, among other things:

     o MICROSOFT INVESTMENT. Microsoft invested $15,000,000 in return for shares of our Series E preferred stock which converted into 2,029,949 shares of common stock upon the closing of our initial public offering on October 12, 1999.

     o CO-BRANDING FOR OUR CUSTOMERS. During the term of our agreement, which is initially for two years with the potential for annual renewals, Microsoft has agreed to jointly market with us a co-branded version of the Microsoft Network service (MSN). We have agreed to provide and market the co-branded MSN service to our new and existing customers. We will receive a portion of any advertising revenue generated through the co-branded MSN service.

     o JOINT MARKETING OF OUR SERVICES. We have agreed to cooperate in joint marketing activities utilizing our respective sales forces to promote and sell the combined DSL.net services with the co-branded MSN services.

CUSTOMER SUPPORT AND OPERATIONS

     Our customer support professionals work to minimize the complexity and inconvenience of data communications and Internet access for our customers. They provide our customers with a single point of contact for implementation, maintenance and operations support.

     IMPLEMENTATION. We manage the implementation of our service for each customer. We lease the copper telephone lines from the local telephone company. These lines run from our equipment located in the telephone company's central office to our customer. We test these lines to determine whether they meet our specifications and work with the local telephone company to correct any problems identified by our testing. Field service technicians, typically outside contractors, install the modem and any necessary wiring inside our customers' offices and test the modem and connection over our network.

     MAINTENANCE. Our network operations center provides network surveillance for all equipment in our network. We are able to detect and correct many of our customers' maintenance problems remotely, often before our customer is aware of the problem. Customer-initiated maintenance and repair requests are managed and resolved primarily through our help desk. Our information management system, which generates reports for tracking maintenance problems, allows us to communicate maintenance problems from the customer service center to our network operations center 24 hours a day, seven days a week.

     OPERATIONS SUPPORT SYSTEMS. Our operations support systems are intended to improve many of our business processes, including customer billing, service activation, inventory control, customer care reports and maintenance reports. They have been designed to provide us with accurate, up-to-date information in these areas. Additional enhancements and integration of these systems will be implemented during 2000. We believe that our operations support systems will provide us with the flexibility to add additional services for our customers as well as to meet our expansion goals.

OUR NETWORK

     Our network delivers high-speed Internet access and data communication services. It offers scaleability, reliability, security and high performance.

     NETWORK DESIGN.   The key design principles of our network are:

     o INTELLIGENT END-TO-END NETWORK MANAGEMENT. Our network is designed to allow us to monitor network components and customer traffic from a central location. Because we control the lines to the customer, we can perform network diagnostics and equipment surveillance continuously. From our network operations center, we have visibility across our entire network, allowing us to identify and address network problems quickly and to provide quality service and performance.

     o CONSISTENT PERFORMANCE WITH THE ABILITY TO EXPAND. We believe that networks that use technology that transmits packets of information, such as ours, will eventually replace networks that use conventional telephone transmission technology. We have designed our network to leverage the economics of DSL technology, to grow with our business and to provide consistent performance. We also use asynchronous transfer mode equipment in our network, which implements high-speed, high volume transmission of data.

     o SECURITY. Our network is designed to reduce the possibility of unauthorized access and to allow our customers to safely transmit and receive sensitive information and applications. The modems we install on our customers' premises are designed to work in conjunction with installed security systems and network servers in an effort to provide safe connections to the Internet and a secure operating environment.

     NETWORK COMPONENTS.   The primary components of our network are:

     o DSL MODEMS AND ON-SITE CONNECTIONS. We purchase DSL modems and provide them to our customers as part of the service contract. We configure the DSL modem and arrange for the installation of the modem and on-site wiring needed to connect the modem to the copper telephone line that we lease. We contract with independent field service organizations to perform these services, in addition to using a small internal staff.

     o COPPER TELEPHONE LINES. We lease a copper telephone line running to each customer from our equipment in the local telephone company's central office under terms specified in our interconnection agreements with these companies. Each copper line must be specifically conditioned by the local telephone company to carry digital signals, typically for an additional charge. If we are unable to lease, or experience delays in leasing, a sufficient number of acceptable telephone lines on acceptable terms, our business will be harmed.

     o CENTRAL OFFICE COLLOCATION. Through our interconnection agreements, we seek to secure space to locate our equipment in the central offices of traditional local telephone companies and offer our services from these locations. These collocation spaces are designed to offer the same high reliability and availability standards as the telephone companies' other central office spaces. We install the equipment necessary to provide high-speed DSL signals to our customers in these spaces. We have continuous access to these spaces to install and maintain our equipment. We expect that space in central offices will become increasingly scarce as competitive telecommunications companies vie for this space. We may not be able to secure space to install our equipment on a timely basis, which could delay our roll-out plan and adversely affect our business and prospects.

     o CONNECTION TO THE INTERNET. Network traffic gathered at each central office is routed to one of our regional hubs and then to the Internet. In certain areas where we offer service from more than one central office, network traffic is routed from each central office in that area to a local hub which aggregates its traffic and the traffic from the other central offices located in that area and routes this traffic to a regional hub. Our hubs contain extra equipment and backup power to provide backup facilities in the event of an equipment failure and are actively monitored from our network operations center. We lease space for our hubs in facilities designed to host network equipment. Our hubs are connected to one another via fiber-optic cables and other high speed data communications technologies. We have agreements with MCI WorldCom and AT&T to provide this service, which enables us to have duplicate independent connections for our network links. Our network connects to the Internet through multiple Internet access providers.

     o NETWORK OPERATIONS CENTER. Our network is managed from our network operations center located in New Haven, Connecticut. We provide end-to-end network management 24 hours a day, seven days a week. This enhances our ability to address performance and service issues before they affect the customer. From the network operations center, we can monitor individual customer lines and the equipment and circuits in each regional network and central office.

COMPETITION

     We face competition from many companies with significantly greater financial resources, well-established brand names and large installed customer bases. Although we believe competition in many second and third tier cities is less intense than competition in larger cities, we expect the level of competition in our markets to intensify in the future. We expect significant competition from:

     OTHER DSL PROVIDERS. Certain competitive carriers, including Covad, Network Access Solutions, NorthPoint and Rhythms NetConnections, offer DSL-based services. The 1996 Telecommunications Act specifically grants competitive telecommunications companies, including other DSL providers, the right to negotiate interconnection agreements with traditional telephone companies, including interconnection agreements which may be identical in all respects to, or more favorable than, our agreements. Several of the large telecommunications companies and computer companies, such as Microsoft and Qwest, have made investments in DSL service providers.

     INTERNET SERVICE PROVIDERS. Several national and regional Internet service providers, including America Online, Concentric Network, Flashcom, PSINet and Verio, offer high-speed access capabilities to complement their existing products and services. These companies generally provide Internet access to residential and business customers over the traditional telephone companies' networks. However, some Internet service providers offer DSL-based access using another carrier's DSL service or, in some cases, are building their own DSL networks. Some Internet service providers combine their significant and even nationwide marketing presence with strategic or commercial alliances with DSL-based competitive telecommunications companies and traditional local telephone companies.

     TRADITIONAL LOCAL TELEPHONE COMPANIES. Many of the traditional local telephone companies, including Bell Atlantic, BellSouth, SBC Communications and U S West have begun deploying DSL-based services. These companies have established brand names and reputations for high quality in their service areas, possess sufficient capital to deploy DSL equipment rapidly, have their own copper telephone lines and can bundle digital data services with their existing voice services to achieve a competitive advantage in serving customers. We believe that the traditional telephone companies have the potential to quickly deploy DSL services. In addition, these companies also offer high-speed data communications services that use other technologies. We depend on these traditional local telephone companies to enter into agreements for interconnection and to provide us access to individual elements of their networks. Although the traditional local telephone companies are required to negotiate in good faith in connection with these agreements, future interconnection agreements may contain less favorable terms and result in a competitive advantage to the traditional local telephone companies.

     NATIONAL LONG DISTANCE CARRIERS. National long distance carriers, such as AT&T, MCI WorldCom, Nextlink, Qwest, Sprint and Williams have deployed large-scale data networks, sell connectivity to businesses and residential customers, and have high brand recognition. They also have interconnection agreements with many of the traditional telephone companies, and many offer competitive DSL services.

     OTHER FIBER-BASED CARRIERS. Companies such as Allegiance, Choice One, e.spire and Intermedia have extensive fiber networks in many metropolitan areas, primarily providing high-speed data and voice circuits to small and large corporations. They also have interconnection agreements with the traditional telephone companies under which they have acquired collocation space in many large markets, which could position them to offer DSL service in those markets.

     CABLE MODEM SERVICE PROVIDERS. Cable modem service providers, such as At Home and its cable partners, RoadRunner and High Speed Access, offer high-speed Internet access over cable networks to consumers. @Work, a division of At Home, has positioned itself to do the same for businesses. Where deployed, these networks provide high-speed local access services, in some cases at speeds higher than DSL service. They typically offer these services at lower prices than our services, in part by sharing the capacity available on their cable networks among multiple end users.

     WIRELESS AND SATELLITE DATA SERVICE PROVIDERS. Several new companies, including Teligent and WinStar Communications, are emerging as wireless data service providers. In addition, other companies, including Motorola Satellite Systems and Hughes Communications, are emerging as satellite-based data service providers. These companies use a variety of new and emerging technologies to provide high-speed data services.

     We may be unable to compete successfully against these competitors. The most significant competitive factors include: transmission speed, service reliability, breadth of product offerings, price/performance, network security, ease of access and use, content bundling, customer support, brand recognition, operating experience, capital availability and exclusive contracts with customers, including Internet service providers and businesses with multiple offices. We believe our services compete favorably within our service markets with respect to transmission speed, price/performance, ease of access and use and customer support. Many of our competitors enjoy competitive advantages over us based on their brand recognition, breadth of product offerings, operating experience and exclusive contracts with customers.

INTERCONNECTION AGREEMENTS WITH TRADITIONAL LOCAL TELEPHONE COMPANIES

     We are required to enter into and implement interconnection agreements covering each of our target markets with the traditional local telephone company in that market in order to provide service. These agreements govern, among other things:

     o the price and other terms under which we locate our equipment in the telephone company's central offices,

     o    the price we pay to lease copper telephone lines,

     o the special conditioning of these copper lines that the traditional telephone company provides to enable the transmission of DSL signals,

     o the price we pay to access the telephone company's transmission facilities, and

     o certain other terms and conditions of our relationship with the telephone company.

     Under the 1996 Telecommunications Act, the traditional local telephone companies have a statutory duty to negotiate in good faith with us for agreements for interconnection and access to certain individual elements of their networks. This interconnection process is subject to review and approval by the state regulatory commissions. We have signed interconnection agreements with Bell Atlantic, BellSouth, Cincinnati Bell, GTE, SBC Communications, Sprint, U S West and/or their subsidiaries, which govern our relationships in 49 states and the District of Columbia. Certain of our interconnection agreements govern our relationship with the traditional telephone company throughout its service areas and others relate only to individual states. In addition, we are currently negotiating additional agreements with additional carriers as well as amendments and replacements of existing agreements. Future interconnection agreements may contain terms and conditions less favorable to us than those in our current agreements and could increase our costs of operations.

     During these interconnection negotiations, either the telephone company or we may submit disputes to the state regulatory commissions for mediation and, after the expiration of the statutory negotiation period set forth in the 1996 Telecommunications Act, we may submit outstanding disputes to the states for arbitration, as well as ask the state regulatory commissions to arbitrate a new agreement or particulars thereof.

     Under the 1996 Telecommunications Act, states have begun and, in a number of cases, completed regulatory proceedings to determine the pricing of individual elements of their networks and services, and the results of these proceedings will determine the price we pay for, and whether it is economically attractive for us to use, these elements and services.

     Our interconnection agreements generally have terms of one or two years. Therefore, we will have to renegotiate our existing agreements when they expire. Although we expect to renew our interconnection agreements and believe the 1996 Telecommunications Act limits the ability of traditional telephone companies not to renew these agreements, we may not succeed in extending or renegotiating our interconnection agreements on favorable terms. Additionally, disputes have arisen and will likely arise in the future as a result of differences in interpretations of the interconnection agreements. These disputes have delayed our deployment of our networks. They have also adversely affected our service to our customers and our ability to enter into additional interconnection agreements with the traditional telephone companies in other states. Finally, the interconnection agreements are subject to state regulatory commission, FCC and judicial oversight. These government authorities may modify the terms of the interconnection agreements in a way that hurts our business.

GOVERNMENT REGULATIONS

     A significant portion of the services that we offer will be subject to regulation at the federal and/or state levels. The Federal Communications Commission, or FCC, and state public utility commissions regulate telecommunications common carriers, which are companies that offer telecommunications services to the public or to all prospective users on standardized rates and terms. Our data transport services are common carrier services.

     The FCC exercises jurisdiction over common carriers, and their facilities and services, to the extent they are providing interstate or international communications. The various state utility commissions retain jurisdiction over telecommunications carriers, and their facilities and services, to the extent they are used to provide communications that originate and terminate within the same state. The degree of regulation varies from state to state.

     In recent years, the regulation of the telecommunications industry has been in a state of flux as the United States Congress and various state legislatures have passed laws seeking to foster greater competition in telecommunications markets. The FCC and state commissions have adopted many new rules to implement those new laws and to encourage competition. These changes, which are still incomplete, have created new opportunities and challenges for us and our competitors. Certain of these and other existing federal and state regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which this industry operates. Neither the outcome of these proceedings nor their impact upon the telecommunications industry or us can be predicted at this time. Indeed, future federal or state regulations and legislation may be less favorable to us than current regulations and legislation and therefore have a material and adverse impact on our business and financial prospects by undermining our ability to provide DSL services at competitive prices. In addition, we may expend significant financial and managerial resources to participate in proceedings setting rules at either the federal or state level, without achieving a favorable result.

     FEDERAL REGULATION AND LEGISLATION

     We must comply with the requirements of a common carrier under the Communications Act of 1934, as amended, to the extent we provide regulated interstate services. These requirements include an obligation that our charges, terms and conditions for communications services must be "just and reasonable" and that we may not make any "unjust or unreasonable discrimination" in our charges or terms and conditions. The FCC also has jurisdiction to act upon complaints against common carriers for failure to comply with their statutory obligations. We are not currently subject to price cap or rate of return regulation at the federal level and are not currently required to obtain FCC authorization for the installation, acquisition or operation of our facilities.

     The FCC has established different levels of regulation for dominant and non-dominant carriers. Of domestic carriers, only the traditional local telephone companies are classified as dominant carriers and all other providers of domestic common carrier service, including us, are classified as non-dominant carriers. As a non-dominant carrier, we are subject to less FCC regulation than are dominant carriers.

     In October 1998, the FCC ruled that DSL and other advanced data services provided as dedicated access services in connection with interstate services such as Internet access are interstate services subject to the FCC's jurisdiction. Accordingly, we could offer DSL services without state regulatory authority, so long as we do not also provide local or intrastate telecommunications services via our network. This decision allows us to provide our DSL services in a manner that potentially reduces state regulatory obligations. This decision is currently subject to reconsideration and appeal.

     Comprehensive changes to the Communications Act were made by the 1996 Telecommunications Act, enacted on February 8, 1996. It represents a significant milestone in telecommunications policy by establishing competition in local telephone service markets as a national policy. The 1996 Telecommunications Act removes many state regulatory barriers to competition and forecloses state and local governments from creating laws preempting or effectively preempting competition in the local telephone service market.

     The 1996 Telecommunications Act places substantial interconnection requirements on the traditional local telephone companies.

     o Traditional local telephone companies are required to provide physical collocation, which allows companies such as us and other interconnectors to install and maintain their own network termination equipment in the central offices of traditional local telephone companies, and virtual collocation only if requested or if physical collocation is demonstrated to be technically infeasible. This requirement is intended to enable us and other competitive carriers to deploy our equipment on a relatively convenient and economical basis.

     o Traditional local telephone companies are required to unbundle components of their local service networks so that other providers of local service can compete for a wide range of local service customers. This requirement is designed to provide us flexibility to purchase only the equipment we require to deliver our services.

     o Traditional local telephone companies are required to establish "wholesale" rates for their services to promote resale by competitive local exchange carriers and other competitors.

     o Traditional local telephone companies are required to establish number portability, which allows a customer to retain its existing phone number if it switches from the traditional local telephone companies to a competitive local service provider.

     o Traditional local telephone companies are required to establish dialing parity, which ensures that customers will not detect a quality difference in dialing telephone numbers or accessing operators or emergency services of local competitive service providers.

     o Traditional local telephone companies are required to provide nondiscriminatory access to telephone poles, ducts, conduits and rights-of-way. In addition, the 1996 Telecommunications Act requires traditional local telephone companies to compensate competitive carriers for traffic originated by them and terminated on the competitive carrier's network.

     The 1996 Telecommunications Act in some sections is self-executing. The FCC issues regulations interpreting the 1996 Telecommunications Act that impose specific requirements upon which we and our competitors rely. The outcome of various ongoing FCC rulemaking proceedings or judicial appeals of such proceedings could materially affect our business and financial prospects by increasing the cost or decreasing our flexibility in providing DSL services.

     The FCC prescribes rules applicable to interstate communications, including rules implementing the 1996 Telecommunications Act, a responsibility it shares in certain respects with the state regulatory commissions. As part of its effort to implement the 1996 Telecommunications Act, the FCC issued an order governing interconnection in August 1996. A federal appeals court for the Eighth Circuit, however, reviewed the initial rules and overruled some of their provisions, including some rules on pricing and nondiscrimination. In January 1999, the United States Supreme Court reversed elements of the Eighth Circuit's ruling, finding that the FCC has broad authority to interpret the 1996 Telecommunications Act and issue rules for its implementation, specifically including authority over pricing methodology. The Supreme Court upheld the FCC's directive to the traditional local telephone companies to combine individual elements for competitors, and to allow competitors to pick and choose among provisions in existing interconnection agreements. The Supreme Court also found that the FCC's interpretation of the rules for establishing individual elements of a network system was not consistent with standards prescribed in the 1996 Telecommunications Act, and required the FCC to reconsider and better justify its delineation of individual elements. The pick and choose rule permits a competitive carrier to select individual provisions of existing interconnection agreements yet still tailor its interconnection agreement to its individual needs by negotiating the remaining provisions. In November, 1999, the FCC issued a modified list of the network elements that must be offered on an unbundled basis by traditional local telephone companies, including the local copper telephone lines leased by DSL.net. This decision is currently subject to reconsideration and appeal.

     In March 1998, several traditional local telephone companies petitioned the FCC for relief from certain regulations applicable to the DSL and other advanced data services that they provide, including their obligations to provide copper telephone lines and resold DSL services to competitive carriers. In August 1998, the FCC concluded that DSL services are telecommunications services and, therefore, the traditional local telephone companies are required to allow interconnection of their facilities and equipment used to provide data transport functionality, unbundle local telecommunications lines and offer for resale DSL services. After some of the traditional local telephone companies appealed this decision, the U.S. Court of Appeals for the District of Columbia remanded the proceeding to the FCC for further consideration. In December 1999, the FCC reaffirmed its conclusion on remand that traditional telephone companies are required to offer to competitive data transmission companies the ability to interconnect and the necessary unbundled network elements to provide advanced data transmission services. This remand order is now pending on appeal before the U.S. Court of Appeals. Any change in the August 1998 and December 1999 orders that would affect our ability to interconnect with and obtain facilities from the traditional local telephone companies could affect our ability to provide DSL services to the public.

     In the same August 1998 order, the FCC issued a notice of proposed rulemaking seeking comments on its tentative conclusion that traditional local telephone companies should be permitted to create separate affiliates to provide DSL services. Under the separate affiliate proposal, traditional local telephone companies would be required to provide wholesale service to other DSL carriers at the same rates, terms and conditions that it provided to its separate affiliate. The outcome of this proceeding remains uncertain. However, in October 1999 the FCC adopted a condition to the merger of two traditional local telephone companies, SBC Communications and Ameritech, that will permit the subsidiaries of these companies to create separate affiliates to provide DSL services consistent with the regulations established in a final order. In December 1999, the FCC listed Bell Atlantic's commitment to create an advanced services affiliate as support for the Commission's decision to approve Bell Atlantic's application to offer interexchange long-distance services in New York state. Although the FCC proceeding remains pending, both SBC and Bell Atlantic have established separate advanced services affiliates. Any final decision in this proceeding that alters our relationship with the traditional local telephone companies could adversely affect our ability to provide DSL services at a competitive price.

     In March 1999, the FCC strengthened its regulations that require the traditional local telephone companies to permit other carriers to collocate all equipment necessary for interconnection. This requirement includes equipment that we use to provide DSL data services. The FCC adopted limits on the construction standards and other conditions for collocation that may be imposed by traditional local telephone companies. These new rules would reduce our collocation costs and expedite our ability to provide service to new areas. However, in March 2000 the U.S. Court of Appeals for the District of Columbia vacated some of these rules, and the FCC is now expecting to reopen this proceeding. There is no guarantee that the renewed proceeding will produce favorable collocation rules.

     In November 1999, the FCC issued an order reaffirming its prior conclusion that DSL services must be offered for resale at a discount by traditional local telephone companies to the extent such services are offered at retail to residential and business customers. The FCC clarified, however, that advanced services provided to Internet service providers would not be subject to resale at a discount. Accordingly, traditional telephone companies may enter into volume and term discounts for the provisioning of DSL services with internet service providers without having to make such arrangements available to other requesting CLECs at discounted rates.

     In December 1999, the FCC issued an order that requires the traditional local telephone companies to provide "line sharing" of unbundled copper telephone lines to DSL companies. Line sharing allows a DSL company to lease the high frequency portion of a loop over which some types of DSL data traffic is transmitted without having to lease the low frequency portion of the loop which carries voice traffic. Line sharing is not currently available using symmetric DSL technology, which transmits data at the same speed to and from the customer and is the same technology that we principally use in providing our service. We have requested each of the traditional local telephone companies to offer amendments to our interconnection agreements that would establish rates and terms for line sharing and are participating in line sharing pilot programs. If the traditional local telephone companies do not offer acceptable rates and/or terms, we may request state arbitration of these issues. If we require arbitration in some states, we would not be able to implement line sharing arrangements in those states until at least the second half of 2000. While the rates for line sharing have not been determined, it is expected that by late 2000 DSL carriers will be able to obtain copper telephone lines for at least some types of DSL services at lower costs than are available today. However, the traditional local telephone companies may seek judicial review of this decision. There is no guarantee that we will be able to benefit from the FCC's line sharing decision.

     Also in December 1999, the FCC granted Bell Atlantic authority to provide long distance interexchange service in New York, a service it and other traditional local telephone companies that had been part of Bell Telephone prior to the break-up of AT&T had previously been barred from offering. In January 2000, Southwestern Bell filed an application for authority to provide long distance interexchange service in Texas, and additional applications are expected over the next one to two years. While we do not presently provide long distance interexchange service, this ruling and any future similar rulings could negatively impact our business. First, Bell Atlantic will now be able to offer potentially attractive packages of local, long distance and data services. Second, the prospect of long distance authority has served as a powerful incentive for the traditional Bell telephone companies to comply with their obligations under the 1996 Telecommunications Act, including the provision of unbundled network elements and collocation services to competitors such as us. There is no guarantee that the traditional Bell telephone companies will extend to us the same level of cooperation once they receive approval to provide long distance interexchange service.

     The 1996 Telecommunications Act also directs the FCC, in cooperation with state regulators, to establish a universal service fund that will provide subsidies to carriers that provide service to individuals that live in rural, insular, and high-cost areas. A portion of carriers' contributions to the universal service fund also will be used to provide telecommunications related facilities for schools, libraries and certain rural health care providers. The FCC released its initial order in this context in June 1997, which requires all telecommunications carriers to contribute to the universal service fund. The FCC's implementation of universal service requirements remains subject to judicial and additional FCC review. Additional changes to the universal service regime, which could increase our costs, could have an adverse affect on us.

     DSL.net is authorized to provide interstate telecommunications services pursuant to its tariff filed with the FCC in April 1999. Although not required for our existing DSL data service offering, on August 6, 1999 we obtained authority from the FCC to provide international telecommunications services originating from the United States.

     STATE REGULATION

     In October 1998, the FCC deemed data transmission to the Internet as interstate services subject only to federal jurisdiction. However, this decision is currently subject to reconsideration and appeal. Also, some of our services that are not limited to interstate access potentially may be classified as intrastate services subject to state regulation. All of the states where we operate, or intend to operate, require some degree of state regulatory commission approval to provide certain intrastate services and maintain ongoing regulatory supervision. In most states, intrastate tariffs are also required for various intrastate services, although our services are not subject to price or rate of return regulation. Actions by state public utility commissions could cause us to incur substantial legal and administrative expenses and adversely affect our business.

     As of March 24, 2000, we had obtained authorizations to provide local exchange and long-distance telecommunications services in 48 states and the District of Columbia, and we have filed for the same authority in the remaining two states. Although we expect to obtain certifications in all states, there is no guarantee that these certifications will be granted or obtained in a timely manner.

     LOCAL GOVERNMENT REGULATION

     In certain instances, we may be required to obtain various permits and authorizations from municipalities, such as for use of rights-of-way, in which we operate our own local distribution facilities. Whether various actions of local governments over the activities of telecommunications carriers such as ours, including requiring payment of franchise fees or other surcharges, pose barriers to entry for competitive local exchange carriers which violate the 1996 Telecommunications Act or may be preempted by the FCC is the subject of litigation. While we are not a party to this litigation, we may be affected by the outcome. If municipal governments impose conditions on granting permits or other authorizations or if they fail to act in granting such permits or other authorizations, the cost of providing DSL services may increase or it may negatively impact our ability to expand our network on a timely basis and adversely affect our business.

INTELLECTUAL PROPERTY

     We regard our products, services and technology as proprietary and attempt to protect them with copyrights, trademarks, trade secret laws, restrictions on disclosure and other methods. For example, we own a federal supplemental registration and claim rights in the name DSL.net. There can be no assurance these methods will be sufficient to protect our technology and intellectual property. We also generally enter into confidentiality agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization, or to develop similar information independently. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries, and the global nature of the Internet makes it virtually impossible to control the ultimate destination of our technology or proprietary information. There can be no assurance that the steps we have taken will prevent misappropriation or infringement of our technology or proprietary information. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. In addition, some of our information, including our competitive carrier status in individual states and our interconnection agreements, is a matter of public record and can be readily obtained by our competitors and potential competitors, possibly to our detriment.

EMPLOYEES

     As of December 31, 1999, we had 267 employees. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. Competition for such personnel is intense, and we may be unable to identify, attract and retain such personnel in the future. None of our employees are represented by a labor union or are the subject of a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are good.


ITEM 2.  PROPERTIES

     Our headquarters consists of approximately 55,700 square feet in an office building complex in New Haven, Connecticut. We also lease offices in Santa Cruz, California. These spaces are occupied under various leases. In addition, we lease office space for local sales personnel and space for network equipment installations in a number of other locations. With respect to our arrangements to use space in traditional telephone companies' central offices, please see "BUSINESS - Interconnection Agreements with Traditional Local Telephone Companies."


ITEM 3.  LEGAL PROCEEDINGS

     A lawsuit for wrongful termination of employment was filed against us in the Superior Court in New Haven, Connecticut on July 29, 1999 by Frank W. Pereira, a former officer who was employed by us for less than two months. Plaintiff's claims are based chiefly on his allegation that we terminated his employment because he allegedly voiced concerns to senior management about the feasibility of our second and third tier city business strategy. He further alleges that our senior management knew of these alleged flaws in the strategy. The plaintiff is principally seeking compensatory damages for wages and unvested stock options. We deny these allegations and believe that the plaintiff's claims are without merit. We plan to defend the case vigorously.

     We are also a party to legal proceedings related to regulatory approvals. We are subject to state commission, FCC and court decisions as they relate to the interpretation and implementation of the 1996 Telecommunications Act, the interpretation of competitive carrier interconnection agreements in general and our interconnection agreements in particular. In some cases, we may be deemed to be bound by the results of ongoing proceedings of these bodies. We therefore may participate in proceedings before these regulatory agencies or judicial bodies that affect, and allow us to advance, our business plans.

     From time to time, we may be involved in other litigation concerning claims arising in the ordinary course of our business. We do not believe any of the legal claims or proceedings will result in a material adverse effect on our business, financial position, results of operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended December 31, 1999, we did not submit any matters to the vote of our security holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     DSL.net effected its initial public offering of its common stock on October 6, 1999 at a price to the public of $7.50 per share. As of March 24, 2000, there were approximately 78 holders of record of our common stock. DSL.net's common stock is listed for quotation on the Nasdaq National Market under the symbol "DSLN."

     The range of high and low sales prices per share of DSL.net's common stock as reported on the Nasdaq National Market since DSL.net's initial public offering are shown below.

                                                          HIGH          LOW
                                                         -------      -------
     Quarter ended December 31, 1999
        (from October 6, 1999)...........................$25.625      $ 7.469


     We have never declared or paid any cash dividends on our common stock and currently intend to retain any future earnings for the future operation and expansion of our business. In addition, our credit agreement with our bank prohibits the payment of cash dividends. Accordingly, we do not anticipate that any cash dividends will be declared or paid on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     During the fiscal year ended December 31, 1999, we issued the following securities that were not registered under the Securities Act of 1933, as amended:

     (a) ISSUANCES OF CAPITAL STOCK, NOTES AND WARRANTS

     In January 1999, DSL.net issued and sold 3,500,000 shares of Series A preferred stock and warrants to purchase 3,500,000 shares of a prior series B preferred stock for an aggregate of $3,500,000, a portion of which was paid by the cancellation of two convertible promissory notes in the aggregate principal amount of $125,000. In addition, DSL.net issued three warrants to purchase 56,250 shares of Series A preferred stock at a price of $1.00 per share in exchange for the rights to warrants to purchase 56,250 warrants of Series A preferred stock. DSL.net also issued an aggregate of 225,000 shares of Series A preferred stock in conversion of three convertible promissory notes in the aggregate principal amount of $225,000. Each outstanding share of Series A preferred stock converted into 2.666 shares of common stock upon the closing of our initial public offering on October 12, 1999. Finally, DSL.net issued 8 shares of common stock for aggregate consideration of $0.02.

     In March 1999, DSL.net issued and sold an aggregate of 436,256 shares of common stock for services valued at $44,585. Based on subsequent events, DSL.net recognized compensation expense of $602,587 in connection with the issuance of these shares. In addition, DSL.net issued one warrant to purchase 41,726 shares of Series A preferred stock at an exercise price of $2.40 per share.

     In April 1999, DSL.net issued and sold an aggregate of 6,500,000 shares of Series B preferred stock in exchange for 3,500,000 shares of Series A preferred stock and the cancellation of warrants to purchase 3,500,000 shares of a prior series B preferred stock. In addition, in April 1999, DSL.net issued and sold an aggregate of 2,785,516 shares of Series C preferred stock for aggregate consideration of $10,000,002. Each outstanding share of preferred stock converted into 2.666 shares of common stock upon the closing of our initial public offering on October 12, 1999.

     In May 1999, DSL.net issued and sold an aggregate of 2,868,069 shares of Series D preferred stock for aggregate consideration of $30,000,002, including a secured promissory note in an aggregate principal amount of $5,999,429, which note has since been paid in full. Each outstanding share of Series D preferred stock converted into 2.666 shares of common stock upon the closing of our initial public offering on October 12, 1999.

     In June 1999, DSL.net issued an aggregate of 95,603 shares of Series D preferred stock for aggregate consideration of $1,000,007, including a secured promissory note in an aggregate principal amount of $999,911. The note, which contained an interest rate of 6.00%, was paid in full on July 16, 1999. In addition, in July 1999, DSL.net issued an aggregate of 939,086 shares of Series E preferred stock for aggregate consideration of $18,499,994. Each outstanding share of Series D and E preferred stock converted into 2.666 shares of common stock upon the closing of our initial public offering on October 12, 1999.

     (b) EXERCISES OF STOCK OPTIONS

     From February 19, 1999 through October 5, 1999, DSL.net had granted options to purchase an aggregate of 7,091,880 shares of common stock under the Company's 1999 Stock Plan at exercise prices ranging from $.04 to $9.00 per share for an aggregate exercise price of approximately $8,598,865, and 93,310 shares of common stock had been issued in connection with the exercise of options.

     (c) EXERCISE OF WARRANTS

     On October 6, 1999, DSL.net issued 56,250 shares of Series A preferred stock to three stockholders in connection with the exercise of their warrants. These shares converted into 149,963 shares of common stock up on the closing of our initial public offering or October 12, 1999.

     No underwriters were involved in the foregoing sales of securities. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder, or, in the case of certain options to purchase common stock and employee stock grants, Rule 701 under the Securities Act. All of the foregoing securities, other than common stock and options to purchase common stock issued pursuant to Rule 701 under the Securities Act, are deemed restricted securities for purposes of the Securities Act.

USE OF PROCEEDS FROM REGISTERED SECURITIES

     We sold 7,200,000 shares of our common stock, par value $.0005 per share, in our initial public offering, pursuant to our final prospectus dated October 6, 1999. This prospectus was contained in our Registration Statement on Form S-1 (SEC File No. 333-80141), which was declared effective by the Securities and Exchange Commission on October 5, 1999. All of the shares of common stock covered by the Registration Statement were sold. The initial public offering closed on October 12, 1999 and the sale of 1,026,000 additional shares pursuant to the exercise of the overallotment option granted to the underwriters closed on November 8, 1999.

     Net proceeds to DSL.net, excluding the exercise of the overallotment option and after deduction of underwriting discounts and commissions, approximated $50.3 million (before deducting offering expenses payable by DSL.net) and net proceeds from the exercise of the overallotment option, after deduction of underwriting discounts and commissions, approximated $7.2 million (before deducting offering expenses payable by DSL.net). The aggregate amount of expenses incurred by DSL.net through December 31, 1999 in connection with the issuance and distribution of the shares of common stock offered and sold in the initial public offering, including the exercise of the overallotment option, was approximately $5.9 million, including $4.1 million in underwriting discounts and commissions, and $1.8 million in other expenses. None of the expenses paid by DSL.net in connection with the initial public offering or the exercise of the overallotment option were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of DSL.net's equity securities, or affiliates of DSL.net.

     As of December 31, 1999, DSL.net had invested all of the net proceeds from the initial public offering, including the exercise of the underwriters' overallotment option, primarily in marketable, investment-grade securities.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     We were incorporated on March 3, 1998 and commenced operations on March 28, 1998. We present below summary financial and other data for our company. The following historical data for the period from inception (March 3, 1998) through December 31, 1998 and the year ended December 31, 1999, except for "Other Data," has been derived from our financial statements audited by PricewaterhouseCoopers LLP, independent accountants. Our balance sheets at December 31, 1998 and 1999 and the related statements of operations, changes in stockholders' equity and cash flows for the period from inception (March 3, 1998) to December 31, 1998 and the year ended December 31, 1999 and notes thereto appear elsewhere in this annual report on Form 10-K.

     You should refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the more complete financial information included elsewhere in this annual report on Form 10-K.

                                                              PERIOD FROM
                                                               INCEPTION
                                                            (MARCH 3, 1998)
                                                                THROUGH        YEAR ENDED
                                                                 1998             1999
                                                             -------------    -------------
STATEMENT OF OPERATIONS DATA:
Revenue ...................................................  $      31,533    $   1,312,546
Operating expenses:
     Network and operations ...............................        127,054        9,234,278
     General and administrative ...........................        230,272        4,978,510
     Sales and marketing ..................................         35,961        6,847,696
     Stock compensation ...................................      2,423,272        4,123,454
        Total operating expenses ..........................      2,816,559       25,183,938
Operating loss ............................................     (2,785,026)     (23,871,392)
Interest expense (income) .................................          4,611       (1,889,312)
Other expense .............................................           --              6,233
Net loss ..................................................  $  (2,789,637)   $ (21,988,313)

NET LOSS PER COMMON SHARE DATA:
Net Loss per common share .................................  $       (0.55)   $       (2.05)
Shares used in computing net loss per share ...............      5,118,342       16,549,535

OTHER DATA:
EBITDA ....................................................  $    (356,010)   $ (17,917,617)
Capital expenditures ......................................        290,082       33,811,121

CASH FLOW DATA:
Used in operating activities ..............................  $    (153,505)   $  (6,342,720)
Used in investing activities ..............................       (290,082)     (48,660,812)
Provided by financing activities ..........................        483,066      121,142,314



                                                                       DECEMBER 31,
                                                             ------------------------------
                                                                  1998             1999
                                                             -------------    -------------
BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities...........  $      39,479    $  79,452,444
Total assets...............................................        369,980      117,631,772
Long-term obligations (including current portion) .........        433,161        3,055,625
Total stockholders' equity (deficit) ......................       (315,865)     100,732,886


     EBITDA, shown above under "Other Data," consists of net loss excluding net interest, taxes, depreciation of capital assets and noncash stock compensation expense. Other companies, however, may calculate it differently from us. We have provided EBITDA because it is a measure of financial performance commonly used for comparing companies in the telecommunications industry in terms of operating performance, leverage, and ability to incur and service debt. EBITDA is not a measure determined under generally accepted accounting principles. EBITDA should not be considered in isolation from, and you should not construe it as a substitute for:

     o    operating loss as an indicator of our operating performance,

     o    cash flows from operating activities as a measure of liquidity,

     o other consolidated statement of operations or cash flows data presented in accordance with generally accepted accounting principles, or

     o    as a measure of profitability or liquidity.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA AND ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA THAT APPEAR ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THIS DISCUSSION AND ANALYSIS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH IN "RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

     We provide high-speed data communications services and Internet access to small and medium sized businesses, primarily in second and third tier cities. We began providing service in May 1998 and, as of March 15, 2000, we provided service or had installed equipment in more than 160 cities. We intend to continue our network expansion into a total of more than 300 cities by the end of 2000.

     We have incurred operating losses and net losses for each month since our formation. For the periods ended December 31, 1998 and 1999, we have experienced net cash outflows for operating and investment activities. As of December 31, 1998 and 1999, we had accumulated deficits of approximately $2,790,000 and $27,180,000, respectively. We intend to substantially increase our operating expenses and capital expenditures in an effort to rapidly expand our network infrastructure and service areas. We expect to incur substantial operating losses, net losses and net operating cash outflows during our network build-out and during the initial penetration of each new market we enter. Our losses and net operating cash outflows are expected to continue and to increase as we expand our operations.

     We incur network and operations expenses, sales and marketing expenses and capital expenditures when we enter a new market. After selecting a target market, we apply for space in the traditional telephone company's central office from which we intend to provide service. The availability of space in these central offices and the timing and cost of our obtaining that space varies by location and by telephone company. Based on our experience to date, if space is available in a desired central office, the time for us to obtain the required approvals and deploy our equipment in that space has typically ranged from five to ten months. To date, our initial cost for obtaining space in each central office and interconnection to the telephone company's network has typically averaged less than $50,000. In addition to this initial cost, we pay monthly fees for maintenance, utilities and continued access to the telephone company's network, which vary by location and are substantially lower than the initial cost for obtaining space. Once we have deployed our network in a market, the majority of our additional capital expenditures depend on orders to connect new end users. These additional capital expenditures include the costs of additional DSL equipment that is installed in the central offices and additional modems that are installed in customers' sites. In addition to the capital expenditures required to enter a market, we are required to fund each market's cash flow deficit as we build our customer base.

     Our financial performance will vary, and whether and when we achieve profitability will depend on a number of factors, including:

     o development of the high-speed data communications industry and our ability to compete effectively;

     o    amount, timing and pricing of customer revenue;

     o cost and timing of the deployment of our network, including installation of equipment in traditional telephone companies' central offices;

     o commercial acceptance of our service and attaining expected penetration within our target markets;

     o timely recruitment of qualified personnel, particularly sales and marketing, engineering and other technical personnel;

     o    upfront sales and marketing expenses;

     o our ability to retain contractors to install equipment and wiring at customer premises on a timely and cost-effective basis;

     o cost and utilization of our network components which we lease from other telecommunications providers;

     o our ability to establish and maintain relationships with marketing partners;

     o successful implementation of financial, information management and operations support systems to efficiently and cost-effectively manage our growth; and

     o outcome of federal and state regulatory proceedings and related judicial proceedings, including proceedings relating to the 1996 Telecommunications Act.

FACTORS AFFECTING FUTURE OPERATIONS

     REVENUES. We derive our revenues from monthly fees and installation costs paid by customers for our services, which vary based on the speed of the connection and the services ordered. The current monthly fee includes all phone line charges, Internet access charges, the cost of the modem installed at the customer's site and the other services we provide. During the year ended December 31, 1999, monthly fees represented more than 80% of our revenue. During the same period, reimbursement of installation costs represented less than 20% of our revenue.

     We seek to price our services competitively. The market for high-speed data communications services and Internet access is rapidly evolving and intensely competitive. While many of our competitors and potential competitors enjoy competitive advantages over us, we are pursuing a significant market that, we believe, is currently underserved. Although pricing will be an important part of our strategy, we believe that direct relationships with our customers and consistent, high quality service and customer support will be key to generating customer loyalty. During the past several years, market prices for many telecommunications services and equipment have been declining, a trend that we believe will likely continue.

     NETWORK AND OPERATIONS. Our network and operations expenses include costs related to personnel, monthly rental for telecommunications lines between customers, central offices and network service providers, customer line installation, Internet access, certain depreciation and amortization expenses and other costs. The costs of providing a customer's copper telephone line and the related monthly leased line costs, which average approximately $20 per month, are expensed as incurred. Our total costs for leasing lines will increase as we lease additional lines to service additional customers. Further, we lease high-speed fiber-optic lines and other network capacity to connect our central office equipment with our network and the Internet and incur costs to connect to the Internet. We expect these costs to increase as the volume of data communications traffic generated by our customers increases.

     The majority of our capital expenditures relate to building our network and delivering service to customers. Accordingly, the majority of our depreciation and amortization expense, excluding deferred compensation expense, is included in our network and operations expenses. This expense includes:

     o Depreciation of network and operations equipment and DSL modems installed at customer sites;

     o Depreciation of information systems, and computer hardware and software; and

     o Amortization and depreciation of the costs of obtaining, designing and building our collocation space and corporate facilities.

     We expect depreciation and amortization expense to increase significantly as more of our network becomes operational and as we increase capital expenditures to expand.

     GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of costs relating to personnel, customer service, finance, billing, administrative services, recruiting, insurance, bad debts, legal services and depreciation expense. We have hired and expect to continue to hire additional employees. As a result, we expect these expenses to increase as the number of employees increases.

     SALES AND MARKETING. Our sales and marketing expenses consist primarily of expenses for personnel, the development of our brand name, promotional materials, advertising and sales commissions and incentives. Sales and marketing expenses are expected to increase significantly as we continue to expand our business into new markets.

     We have entered into strategic business relationships with Staples and Microsoft. The Staples marketing agreement designates us as their exclusive supplier of the types of DSL services we provide in each of the markets in which we offer our DSL service. The Microsoft arrangement allows us to jointly market a co-branded version of the Microsoft Network (MSN) service to our customers and Microsoft intends to use its existing channels and sales force to augment our own marketing efforts.

     STOCK COMPENSATION. We have incurred noncash stock compensation expenses as a result of the granting of stock and stock options to employees and others with exercise prices per share subsequently determined to be below the fair values per share of our common stock for financial reporting purposes at the dates of grant. The stock compensation is being charged immediately or is being amortized over the vesting period of the applicable options, which is generally 48 months.

     TAXATION. We have not generated any taxable income to date and, therefore, have not paid any federal income taxes since inception. Use of our net operating loss carryforwards, which will begin to expire in 2003, may be subject to limitations. We have recorded a full valuation allowance on a deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding their recoverability.

RESULTS OF OPERATIONS

     REVENUE. We first introduced services in May 1998. Revenue in 1998 was approximately $32,000. Revenue increased to approximately $1,313,000 for the year ended December 31, 1999. The increase in revenue was primarily due to the increased number of customers subscribing for our services, resulting from our increased sales and marketing efforts, the expansion of our network and our acquisition of Tycho Networks, Inc. We expect revenue to increase in future periods as we expand our network within our existing regions, deploy our network into new regions and increase our sales and marketing efforts in all of our regions.

     NETWORK AND OPERATIONS. Network and operations expenses increased to approximately $9,234,000 for the year ended December 31, 1999 from approximately $127,000 for the period from March 3, 1998 (inception) to December 31, 1998. The increase in these expenses between the 1998 and 1999 periods was primarily due to the increased number of customers subscribing for our services and other increased costs resulting from the addition of personnel, the expansion of our network and legal costs incurred in connection with our applications for regulatory approvals in various states. We expect network and operations costs to increase significantly in future periods as we increase our markets and customer base.

     Depreciation and amortization expense, excluding amortization of deferred compensation, increased to approximately $1,873,000 for the year ended December 31, 1999 from $6,000 for the period from March 3, 1998 (inception) to December 31, 1998. This expense increased as more of our network became operational and we increased capital expenditures to expand.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to approximately $4,979,000 for the year ended December 31, 1999 from approximately $230,000 for the period from March 3, 1998 (inception) to December 31, 1998. The increases in general and administrative expenses were principally the result of increases in the number of employees.

     SALES AND MARKETING. Sales and marketing expenses increased to approximately $6,848,000 for the year ended December 31, 1999 from approximately $36,000 for the period from March 3, 1998 (inception) to December 31, 1998. These expenses increased primarily as a result of the increase in marketing and promotional activities and increases in sales and marketing personnel. Sales and marketing expenses are expected to increase significantly as we continue to expand our business into new markets.

     STOCK COMPENSATION. Noncash stock compensation expenses were approximately $4,123,000 for the year ended December 31, 1999 compared to $2,423,000 for the period from March 3, 1998 (inception) to December 31, 1998. Expenses incurred in 1998 consisted of current period charges related to common stock issued to certain officers. The expenses incurred in the year ended December 31, 1999 consisted of charges and amortization related to stock options and restricted stock granted to our employees, directors and advisors during 1999.

     The unamortized balance of approximately $13,362,000 as of December 31, 1999 will be amortized over the remaining vesting period of each grant. As of December 31, 1999, options to purchase 5,874,302 shares of common stock were outstanding, which were exercisable at a weighted average exercise price of $2.32 per share.

     INTEREST EXPENSE (INCOME), NET. Net interest income was approximately $1,889,000 for the year ended December 31, 1999 compared to interest expense of approximately $5,000 for the period from March 3, 1998 (inception) to December 31, 1998. This increase was primarily due to an increase in our cash balances as a result of the issuance of preferred and common stock in 1999 and, to a lesser extent, the repayment of debt with the proceeds therefrom. Interest expense in 1998 related primarily to a note payable which was paid in full in January 1999.

     NET LOSS. Net loss increased to approximately $21,988,000 for the year ended December 31, 1999 from approximately $2,790,000 for the period from March 3, 1998 (inception) to December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our capital expenditures and operations primarily with the proceeds from stock issuances and borrowings. As of December 31, 1999, we had cash, cash equivalents and marketable securities of approximately $79,452,000 and working capital of approximately $65,974,000.

     Net cash provided by financing activities in 1998 and 1999 was approximately $483,000 and $121,142,000, respectively. This cash primarily resulted from the sale of preferred stock and common stock and amounts borrowed under our lease facilities and our credit line. We have used, and intend to continue using, the proceeds from these financings primarily to implement our business plan and for working capital.

     In August 1998, we issued a $100,000 demand note which bore interest at the annual rate of 5.56%. As of December 31, 1998, $66,667 of principal of this note remained outstanding. This note was repaid in full in January 1999.

     In November 1998, we received $350,000 from a short-term bridge note and warrant financing. These notes had an aggregate principal amount of $350,000 and bore interest at annual rates of 5.56% or 6%. These notes were exchanged for shares of our Series A preferred stock in January 1999.

     During 1998, we also received $50,500 from the sale of capital stock to our founders.

     In January 1999 we received net proceeds of approximately $3,302,000 from the sale of shares of Series A preferred stock and certain warrants. In April 1999, we received net proceeds of approximately $9,940,000 from the sale of shares of Series C preferred stock to our principal stockholders and others. In May 1999, we received net proceeds of approximately $29,961,000 from the sale of shares of Series D preferred stock to our principal stockholders and others. In addition, we received approximately $1,007,000 in connection with repayment of a note, including interest at 6.0%, from an officer in connection with the purchase of Series D preferred stock in June 1999. In July 1999, we received net proceeds of approximately $18,458,000 from the sale of shares of Series E preferred stock to two strategic marketing partners. In October and November 1999, we received net proceeds of approximately $55,722,000 from the sale of shares of common stock in our initial public offering. Upon the closing of the initial public offering of our common stock on October 12, 1999, all outstanding shares of our preferred stock converted automatically into shares of common stock.

     In March 1999, we entered into a 36-month lease facility to finance the purchase of up to an aggregate of $2,000,000 of equipment. Amounts financed under this lease facility bear an interest rate of 8% or 9%, depending on the type of equipment, and are secured by the financed equipment. There was approximately $922,000 outstanding under this lease facility at December 31, 1999. In addition, during the year ended December 31, 1999, we purchased certain software and equipment under other capital leases, which are being repaid over periods ranging from 24 months to 36 months. In the aggregate, there was approximately $1,609,000 outstanding under these capital leases at December 31, 1999.

     In May 1999, we established a line of credit which allows us to borrow up to an aggregate of $5.0 million. This line of credit expires in May 2000, at which time amounts outstanding will convert into a term loan, which will be repayable over 36 months. Amounts borrowed under this line of credit generally bear interest at the sum of 1% plus the higher of the bank's prime rate of interest and the federal funds rate plus .5%. As of December 31, 1999, amounts outstanding under this line of credit bore interest at the annual rate of 9.25% and are secured by a lien on certain of our equipment. Borrowings under the line of credit are restricted based on the value of the equipment securing the line of credit. In addition, the line of credit also contains certain covenants, including covenants requiring us to maintain certain financial ratios and limitations relating to, among other things, new indebtedness, the creation of liens, types of investments, mergers, consolidations and the transfer of all or substantially all of our assets. As of December 31, 1999, approximately $1,447,000 was outstanding, and approximately $3,553,000 was available, under this line of credit.

     In January, 2000, we received commitments for a credit facility that will replace our existing line of credit, subject to negotiation and execution of definitive agreements. This new credit facility would provide an estimated $45,000,000 revolving line of credit to be used for general corporate purposes and for the issuance of letters of credit. Borrowing availability and rate of interest under the proposed line of credit would vary depending upon specified financial ratios. This revolving line of credit would contain certain covenants, including covenants requiring us to maintain certain financial ratios and limitations or prohibitions relating to, among other things, new indebtedness, the payment of dividends, the creation of certain liens, types of investments, mergers, consolidations and the transfer of certain assets. The interest rate would be prime or LIBOR-based.

     In February 1999, we leased office space and subsequently have leased additional space in New Haven, Connecticut. Annual minimum lease payments under these leases are approximately $1,125,000 for each of the years 2000 through 2002, and approximately $900,000, $745,000 and $279,000 for 2003, 2004 and 2005,
respectively.

     On December 1, 1999, we acquired Tycho Networks, which is based in Santa Cruz, California. Tycho Networks provides Internet access, web hosting and related services throughout central coastal California. The approximate net purchase price of $3.3 million, excluding transaction costs associated with the acquisition, consisted of cash payments at closing of $1.6 million (including notes paid at closing of approximately $0.8 million), amounts due to the selling stockholders and others after the closing of approximately $0.8 million, net liabilities assumed of approximately $0.5 million and other costs of approximately $0.4 million.

     In 1998 and 1999, the net cash used in our operating activities was approximately $154,000 and $6,343,000, respectively. This cash was used for a variety of operating expenses, including salaries, consulting and legal expenses, network operations and overhead expenses. Our net operating cash outflows are expected to continue and to increase as we expand our operations.

     Net cash used in investing activities in 1998 and 1999 was approximately $290,000 and $48,661,000, respectively. Of this amount, approximately $33,811,000 was used primarily for the purchase of equipment and payment of collocation costs, approximately $13,274,000 was used for the purchase of marketable securities and approximately $1,576,000 was used to acquire Tycho Networks, Inc.

     In March 2000, we received net proceeds of approximately $141,625,000 from the sale of 5,750,000 shares of our common stock in a public offering.

     The development and expansion of our business requires significant capital expenditures. The principal capital expenditures incurred to enter each market include the procurement, design and construction of the space in traditional telephone companies' central offices where we deploy our equipment, and the purchase and installation of all necessary equipment. Capital expenditures were approximately $290,000 and $33,811,000 in 1998 and 1999, respectively. We currently anticipate spending approximately $60,000,000 for capital expenditures for the balance of 2000. The planned capital expenditures are primarily for the procurement, design and construction of central office spaces and the purchase and installation of the equipment necessary for us to provide our services, as well as for the continued development of our information and management systems, including our operations support systems. The actual amounts and timing of our capital expenditures will vary depending on the speed at which we are able to expand and implement our network and could differ materially both in amount and timing from our current plans.

     We believe that our existing cash and short-term investments, amounts available under our equipment lease and credit facilities, and cash generated from operations, will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements through the first half of 2001. We intend to use these cash resources to continue building our network and for working capital and other general corporate purposes. We may also use a portion of these cash resources to acquire complementary businesses. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including revenue growth, if any, planned capital expenditures, and the extent and timing of our entry into target markets.

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

     o    we make acquisitions; or

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

     Since we have been recently organized, we have been able to build our internal business systems with Year 2000 compliance in mind. Our current service offerings are not date sensitive and do not rely on or need to process date-related information in order to function as designed, either prior to and after the year 2000.

     We have experienced no material adverse effect on our products from the Year 2000 issue, including any problems relating to the traditional local telephone companies, other vendors or our target customers. Nevertheless, there can be no assurances that we will not experience problems resulting from any of the foregoing which could have a material adverse impact on our business, operating results and financial condition.

     To date, we have not incurred significant costs in order to comply with Year 2000 requirements and we do not believe we will incur significant costs in the future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In 1998, we adopted Statement of Financial Accounting Standards, or SFAS, No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 supersedes SFAS 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. We operate in one segment: high-speed data communication services. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 had no impact on our financial statements for the periods presented.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SoP 98-1 provides guidance for determining whether computer software is internal-use software, and on accounting for proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company has applied the guidance set forth in SoP 98-1, which was effective for the Company's year ended December 31, 1999. The adoption of SoP 98-1 has not had a significant impact on our financial statements.

     In April 1998, the Accounting Standards Executive Committee issued SoP 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES, which provides guidance on the financial reporting of start-up costs and organizational costs. It requires costs of start-up activities and organizational costs to be expensed as incurred. SoP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. As we have not capitalized such costs to date, the adoption of SoP 98-5 does not have an impact on our financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ( "SFAS ") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. DSL.net is required to adopt SFAS No. 133, as amended by SFAS No. 137, in fiscal 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company has not entered into any derivative financial instruments or hedging activities. As a result, management believes adoption of SFAS No. 133 will not have a material impact on the financial statements.

     In December 1999, the staff of the Securities and Exchange Commission issued its Staff Accounting Bulletin ( "SAB ") No. 101, REVENUE RECOGNITION. SAB No. 101 provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. Changes in accounting policies to apply the guidance of SAB No. 101, as amended by SAB No. 101A, must be adopted by recording the cumulative effect of the change in the fiscal quarter ending June 30, 2000. Management has not yet determined the effect SAB No. 101 will have, if any, on its accounting policies or the amount of the cumulative effect to be recorded from adopting SAB No. 101.

                                  RISK FACTORS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND CERTAIN OTHER INFORMATION

     Some of the statements under "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business" and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements. DSL.net makes such forward-looking statements under the provisions of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial or business performance and are identified by terminology such as "may", "might", "will", "should", "expect", "scheduled", "plan", "intend", "anticipate", "believe", "estimate", "potential", or "continue" or the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors". These factors, among others, may cause our actual results to differ materially from any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.


                         RISKS RELATING TO OUR BUSINESS

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS

     We commenced operations in March 1998 and only recently began to market and sell our services. We began offering commercial service in Stamford, Connecticut in May 1998. Accordingly, you have limited information about our company with which to evaluate our business, strategies and performance and an investment in our common stock.

BECAUSE THE HIGH-SPEED DATA COMMUNICATIONS INDUSTRY IS NEW AND RAPIDLY EVOLVING, WE CANNOT PREDICT ITS FUTURE GROWTH OR ULTIMATE SIZE

     The high-speed data communications industry is in the early stages of development and is subject to rapid and significant technological change. Since this industry is new and because the technologies available for high-speed data communications services are rapidly evolving, we cannot accurately predict the rate at which the market for our services will grow, if at all, or whether emerging technologies will render our services less competitive or obsolete. If the market for our services fails to develop or grows more slowly than anticipated, our business, prospects, financial condition and results of operations could be materially adversely affected. Many providers of high-speed data communication services are testing products from numerous suppliers for various applications, and these suppliers have not broadly adopted an industry standard. In addition, certain industry groups are in the process of trying to establish standards which could limit the types or speeds of the technologies we could use. Certain critical issues concerning commercial use of DSL technology for Internet access, including security, reliability, ease and cost of access and quality of service, remain unresolved and may impact the growth of these services.

WE HAVE INCURRED LOSSES AND HAVE EXPERIENCED NEGATIVE OPERATING CASH FLOW TO DATE AND EXPECT OUR LOSSES AND NEGATIVE OPERATING CASH FLOW TO CONTINUE AND TO INCREASE

     We have incurred significant losses and experienced negative operating cash flow for each month since our formation. We expect to continue to incur significant losses and negative operating cash flow for the foreseeable future. If our revenue does not grow as expected or capital and operating expenditures exceed our plans, our business, prospects, financial condition and results of operations will be materially adversely affected. As of December 31, 1999, we had an accumulated deficit of approximately $27,180,000. We cannot be certain if or when we will be profitable or if or when we will generate positive operating cash flow. We expect our operating expenses to increase significantly as we expand our business. In addition, we expect to make significant additional capital expenditures in 2000 and in subsequent years. We also expect to substantially increase our operating expenditures, particularly network and operations and sales and marketing expenditures, as we implement our business plan. However, our revenue may not increase despite this increased spending.

OUR BUSINESS MODEL IS UNPROVEN, AND MAY NOT BE SUCCESSFUL

     We do not know whether our business model and strategy will be successful. If the assumptions underlying our business model are not valid or we are unable to implement our business plan, achieve the predicted level of market penetration or obtain the desired level of pricing of our services for sustained periods, our business, prospects, financial condition and results of operations could be materially adversely affected. We have adopted a different strategy than certain other DSL providers. We focus on selling directly to small and medium sized businesses in second and third tier cities. In contrast, certain other DSL providers sell services primarily to Internet service providers and others who, in turn, resell these services to end users through their sales forces. In addition, many other DSL providers are currently focused primarily on offering their services in large metropolitan areas. Certain of our target markets are within the larger metropolitan areas where other DSL providers are focused on providing service. Our unproven business model makes it difficult to predict the extent to which our services will achieve market acceptance. To be successful, we must deploy our network in a significant number of our selected markets and convince our target customers to utilize our service. It is possible that we may never be able to deploy our network as planned or achieve significant market acceptance, favorable operating results or profitability.

OUR FAILURE TO ACHIEVE OR SUSTAIN MARKET ACCEPTANCE AT DESIRED PRICING LEVELS COULD IMPAIR OUR ABILITY TO ACHIEVE PROFITABILITY OR POSITIVE CASH FLOW

     Prices for digital communication services have fallen historically, a trend we expect will continue. Accordingly, we cannot predict to what extent we may need to reduce our prices to remain competitive or whether we will be able to sustain future pricing levels as our competitors introduce competing services or similar services at lower prices. Our failure to achieve or sustain market acceptance at desired pricing levels could impair our ability to achieve profitability or positive cash flow, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

IF WE FAIL TO RECRUIT QUALIFIED PERSONNEL IN A TIMELY MANNER AND RETAIN OUR EMPLOYEES, WE WILL NOT BE ABLE TO EXECUTE OUR BUSINESS PLAN AND OUR BUSINESS WILL BE HARMED

     To execute our business plan, we need to hire a substantial number of qualified personnel, particularly sales and marketing, engineering and other technical personnel. If we are unable to recruit qualified personnel in a timely manner or to retain our employees, we will not be able to execute our business plan. In particular, if we are unable to recruit and retain a sufficient number of qualified personnel, including many who must be recruited to work locally in the new markets where we provide or intend to provide service, we may not be able to commence service as quickly as we expect in those new markets and, as a result, our revenue growth may be lower than we expect and our business may be harmed. Our industry is characterized by intense competition for, and aggressive recruiting of, skilled personnel, as well as a high level of employee mobility. Many of our future employees must be recruited to work locally in the new markets where we intend to establish a presence. The combination of our local sales and marketing strategy and the competitive nature of our industry may make it difficult to hire qualified personnel on a timely basis and to retain our employees.

OUR MANAGEMENT TEAM HAS LITTLE EXPERIENCE WORKING TOGETHER, AND THE LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS

     We depend on a small number of executive officers and other members of senior management to work effectively as a team, to execute our business strategy and business plan, and to manage employees located throughout the United States. The loss of key managers or their failure to work effectively as a team could have a material adverse effect on our business and prospects. We do not have employment agreements with any of our executive officers, so any of these individuals may terminate employment at any time.

OUR FAILURE TO ESTABLISH THE NECESSARY INFRASTRUCTURE TO SUPPORT OUR BUSINESS AND TO MANAGE OUR GROWTH COULD STRAIN OUR RESOURCES AND ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL PERFORMANCE

     Our business plan anticipates that we will provide service in a significant number of new cities and add a significant number of new employees in geographically-dispersed areas. This rapid growth will continue to place a significant strain on our management, financial controls, operations, personnel and other resources. Our failure to manage our rapid growth could have a material adverse effect on our ability to integrate expanding operations, the quality of our services and our ability to recruit, manage and retain key personnel. If we do not institute adequate financial and reporting systems, managerial controls, and procedures to manage and operate from multiple geographically-dispersed locations, our operations will be materially and adversely affected. We have deployed operations support systems to help manage customer service, bill customers, process customer orders and coordinate with vendors and contractors. The subsequent integration and enhancement of these systems could be delayed or cause disruptions in service or billing. In addition, we have recently implemented a new financial and reporting system which will interact with our operations support systems. To manage our growth effectively, we must continue to successfully implement these systems on a timely basis, and continually expand and upgrade these systems as our operations expand.

DISAPPOINTING QUARTERLY REVENUE OR OPERATING RESULTS COULD CAUSE THE PRICE OF OUR COMMON STOCK TO FALL

     Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or security analysts, the price of our common stock could fall substantially. Our quarterly revenue and operating results may fluctuate as a result of a variety of factors, many of which are outside our control, including:

     o the amount and timing of expenditures relating to the rollout of our infrastructure and services;

     o the ability to obtain and the timing of necessary regulatory approvals;

     o the rate at which we are able to attract customers within our target markets and our ability to retain these customers at sufficient aggregate revenue levels;

     o    our ability to deploy our network on a timely basis;

     o    the availability of financing to continue our expansion;

     o    technical difficulties or network service interruptions;

     o the availability of space in traditional telephone companies' central offices and timing of the installation of our equipment in those spaces; and

     o the introduction of new services or technologies by our competitors and resulting pressures on the pricing of our service.

THE FAILURE OF OUR CUSTOMERS TO PAY THEIR BILLS ON A TIMELY BASIS COULD ADVERSELY AFFECT OUR CASH FLOW

     Our target customers consist of small and medium sized businesses. We anticipate having to bill and collect numerous relatively small customer accounts. We may experience difficulty in collecting amounts due on a timely basis. Our failure to collect accounts receivable owed to us by our customers on a timely basis could have a material adverse effect on our business, financial condition and cash flow.

OUR FAILURE TO DEVELOP AND MAINTAIN GOOD RELATIONSHIPS WITH MARKETING PARTNERS IN A LOCAL SERVICE MARKET COULD ADVERSELY AFFECT OUR ABILITY TO OBTAIN AND RETAIN CUSTOMERS IN THAT MARKET

     In addition to marketing through our direct sales force, we rely on relationships with local marketing partners, such as integrators of computer systems and networks and consultants. These partners recommend our services to their clients, provide us with referrals and help us build a local presence in each market. We may not be able to identify, and maintain good relationships with, quality marketing partners and we cannot assure you that they will recommend our services rather than our competitors' services to their customers. Our failure to identify and maintain good relationships with quality marketing partners could have a material adverse effect on our ability to obtain and retain customers in a market and, as a result, our business would suffer.

OUR SUCCESS DEPENDS ON NEGOTIATING AND ENTERING INTO INTERCONNECTION AGREEMENTS WITH TRADITIONAL TELEPHONE COMPANIES

     We must enter into and renew interconnection agreements with traditional telephone companies in each of our target markets in order to provide service in that market. These agreements govern, among other things, the price and other terms regarding our location of equipment in the offices of traditional telephone companies which house telecommunications equipment and from which local telephone service is provided, known as central offices, and our lease of copper telephone lines that connect those central offices to our customers. As of March 1, 2000, we have entered into agreements with Bell Atlantic, BellSouth, Cincinnati Bell, GTE, SBC Communications, Sprint, US West and/or their subsidiaries, which govern our relationships in 49 states and the District of Columbia. Delays in obtaining interconnection agreements would delay our entrance into target markets and could have a material adverse effect on our business and prospects. Our interconnection agreements generally have limited terms of one to two years and we cannot assure you that new agreements will be negotiated or that existing agreements will be extended on terms favorable to us. Interconnection agreements must be approved by state regulators and are also subject to oversight by the FCC and the courts. These governmental authorities may modify the terms or prices of our interconnection agreements in ways that could adversely affect our ability to deliver service and our business and results of operations.

FAILURE TO NEGOTIATE INTERCONNECTION AGREEMENTS WITH THE TRADITIONAL LOCAL TELEPHONE COMPANIES COULD LEAD TO COSTLY AND LENGTHY ARBITRATION WHICH MAY NOT BE RESOLVED IN OUR FAVOR

     Under federal law, traditional telephone companies have an obligation to negotiate with us in good faith to enter into interconnection agreements. If no agreement can be reached, either side may petition the applicable state telecommunications regulators to arbitrate remaining disagreements. Arbitration is a costly and lengthy process that could delay our entry into markets and could harm our ability to compete. Interconnection agreements resulting from arbitration must be approved by state regulators. We cannot assure you that a state regulatory authority would resolve disputes in our favor.

FAILURE TO OBTAIN SPACE FOR OUR DSL EQUIPMENT IN THE LOCAL TELEPHONE COMPANIES' CENTRAL OFFICES IN OUR TARGET MARKETS COULD ADVERSELY AFFECT OUR BUSINESS

     Our strategy requires us to obtain space for our DSL equipment in those central offices of the traditional local telephone companies that already serve a large number of our target customers. Failure to obtain required space to locate our equipment in those central offices, known as collocation space, on a timely basis could have a material adverse effect on our business. In addition to negotiating and entering into interconnection agreements with traditional telephone companies, we must obtain collocation space in each central office in which we intend to locate equipment. We may not be able to secure collocation space in the central offices of our choice on a timely basis. We expect that central office space will become increasingly scarce as demand increases. In addition, the terms of our collocation agreements are generally one to two years and are subject to certain renegotiation, renewal and termination provisions.

OUR SUCCESS DEPENDS ON TRADITIONAL TELEPHONE COMPANIES PROVIDING ACCEPTABLE TRANSMISSION FACILITIES AND COPPER TELEPHONE LINES

     We interconnect with and use the networks of traditional telephone companies to provide our services to our customers. We cannot assure you that these networks will be able to meet the telecommunications needs of our customers or maintain our service standards. We also depend on the traditional telephone companies to provide and maintain their transmission facilities and the copper telephone lines between our network and our customers' premises. Our dependence on traditional telephone companies could cause delays in establishing our network and providing our services. Any such delays could have a material adverse effect on our business. We lease copper telephone lines running from the central office of the traditional telephone companies to each customer's location. In many cases, the copper telephone lines must be specially conditioned by the telephone company to carry digital signals. We may not be able to lease a sufficient number of acceptable telephone lines on acceptable terms, if at all. Traditional telephone companies often rely on unionized labor and labor-related issues have in the past, and may in the future, adversely affect the services provided by the traditional telephone companies.

WE COMPETE WITH THE TRADITIONAL LOCAL TELEPHONE COMPANIES ON WHOM WE DEPEND

     Many of the traditional local telephone companies, including those created by AT&T's divestiture of its local telephone service business, have begun deploying DSL-based services. In addition, these companies also currently offer high-speed data communications services that use other technologies. Consequently, these companies have certain incentives to delay:

     o    our entry into, and renewals of, interconnection agreements with them,

     o our access to their central offices to install our equipment and provide our services,

     o providing acceptable transmission facilities and copper telephone lines, and

     o    our introduction and expansion of our services.

     Any such delays would negatively impact our ability to implement our business plan and harm our competitive position, business and prospects.

WE DEPEND ON TWO LONG DISTANCE CARRIERS TO CONNECT OUR NETWORK

     Data is transmitted across our network via transmission facilities that we lease from MCI WorldCom and AT&T. Failure of these carriers to provide service or to provide quality service may interrupt the use of our services by our customers. In August 1999, the service provided by MCI WorldCom was interrupted for several days by a failure of their communications network. Several of our customers were without service or had poor service during this period. As a result, we issued approximately $21,000 in credits toward services to our customers. We cannot be sure that the MCI WorldCom and AT&T service will not be interrupted in the future.

OUR SUCCESS DEPENDS ON CONTRACTORS WHO INSTALL THE EQUIPMENT AND WIRING NECESSARY TO UTILIZE OUR SERVICE IN THE CENTRAL OFFICES OF TRADITIONAL TELEPHONE COMPANIES AND AT OUR CUSTOMERS' PREMISES

     We primarily utilize contractors to install necessary equipment and wiring in the central offices of traditional telephone companies and on our customers' premises. These installations must be completed on a timely basis and in a cost-efficient manner. Failure to retain experienced contractors to install the equipment and wiring or failure to complete these installations on a timely, cost-efficient basis could materially delay our growth or damage our reputation, our business and prospects and results of operations. If we are unable to retain contractors to provide these services, we will have to complete these installations ourselves, probably at a greater cost and with delay. We may be required to utilize numerous contractors as we expand our operations, which may divert management attention and result in delays in installations, cancellations, increased costs and lower quality.

INTENSE COMPETITION IN THE HIGH-SPEED DATA COMMUNICATION SERVICES MARKET MAY NEGATIVELY AFFECT THE NUMBER OF OUR CUSTOMERS AND THE PRICING OF OUR SERVICES

     The high-speed data communication services market is intensely competitive. If we are unable to compete effectively, our business, prospects, financial condition and results of operations would be adversely affected. We expect the level of competition to intensify in the future, due, in part, to increasing consolidation in our industry. Our competitors use various high speed communications technologies for local access connections such as integrated services digital network, or ISDN, frame relay, T1, DSL services and wireless, satellite-based and cable networks. We expect significant competition from:

     o Other providers of DSL-based services like us, including Covad, Network Access Solutions, NorthPoint and Rhythms NetConnections;

     o Internet service providers, such as PSINet, Concentric Network and Flashcom, which offer high-speed access capabilities to complement their existing products and services;

     o Traditional local telephone companies, including the traditional telephone companies created by AT&T's divestiture of its local telephone service business, some of which have begun deploying DSL-based services and which provide other high-speed data communications services;

     o National long distance carriers, such as AT&T and MCI WorldCom, which are beginning to offer competitive DSL-based services;

     o Cable modem service providers, such as At Home, which are offering high-speed Internet access over cable networks and have positioned themselves to do the same for businesses; and

     o Providers utilizing alternative technologies, such as wireless and satellite-based data service providers.

     Many of our current and potential competitors have longer operating histories, greater brand name recognition, larger customer bases and substantially greater financial, technical, marketing, management, service support and other resources than we do. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. See "Business--Competition."

WE MAY NOT BE ABLE TO CONTINUE TO GROW OUR BUSINESS IF WE DO NOT OBTAIN SIGNIFICANT ADDITIONAL FUNDS ON ACCEPTABLE TERMS DURING 2001

     The actual amount and timing of our future capital requirements will depend on the demand for our services and regulatory, technological and competitive developments which could differ materially from our estimates. We may not be able to raise sufficient debt or equity capital on terms that we consider acceptable, if at all. If we are unable to obtain adequate funds on acceptable terms, our ability to deploy and operate our network, fund our expansion or respond to competitive pressures would be significantly impaired.

WE MAY INCUR SIGNIFICANT AMOUNTS OF DEBT IN THE FUTURE TO IMPLEMENT OUR BUSINESS PLAN AND, IF INCURRED, THIS INDEBTEDNESS WILL CREATE GREATER FINANCIAL AND OPERATING RISK AND LIMIT OUR FLEXIBILITY

     We intend to seek additional debt financing in the future. We are not generating sufficient revenue or operating cash flow to fund our operations or to repay existing or expected debt. We may not be able to repay our current debt or any future debt. In addition, the terms of any future debt would likely contain additional restrictive covenants that would limit our ability to incur additional indebtedness and place other operating restrictions on our business. If we incur additional debt, we will be required to devote increased amounts of our cash flow to service indebtedness. This could require us to modify, delay or abandon the capital expenditures and other investments necessary to implement our business plan.

WE MAY BE SUBJECT TO RISKS ASSOCIATED WITH ACQUISITIONS

     We acquired Tycho Networks in December 1999 and may acquire additional businesses in the future. An acquisition, including the recently-completed Tycho Networks acquisition, may not produce the revenue, earnings or business synergies that we anticipate, and an acquired business might not perform as we expect. If we pursue any future acquisition, our management could spend a significant amount of time and effort in identifying and completing the acquisition and may be distracted from the operation of our business. We will probably have to devote a significant amount of management resources to integrating any acquired business, including the business of Tycho Networks, with our existing operations, and that integration may not be successful.

OUR SERVICES ARE SUBJECT TO FEDERAL, STATE AND LOCAL REGULATION AND CHANGES IN LAWS OR REGULATIONS COULD ADVERSELY AFFECT THE WAY WE OPERATE OUR BUSINESS

     The facilities we use and the services we offer are subject to varying degrees of regulation at the federal, state and/or local levels. Changes in applicable laws or regulations could, among other things, increase our costs, restrict our access to the central offices of the traditional telephone companies, or restrict our ability to provide our services. For example, the 1996 Telecommunications Act, which, among other things, requires traditional telephone companies to unbundle network elements and to allow competitors to locate their equipment in the telephone companies' central offices, is the subject of ongoing proceedings at the federal and state levels, litigation in federal and state courts, and legislation in federal and state legislatures. On remand from a decision of the U.S. Supreme Court that invalidated certain FCC regulations, the FCC recently re-established a list of unbundled network elements that must be provided to competitive companies such as us; however, this decision is still subject to petitions for reconsideration and to appeal. Also, FCC rules governing pricing standards for access to the networks of the traditional telephone companies are currently being challenged in federal court. In addition, an FCC order that found that advanced services, such as DSL, are subject to the market opening requirements of the 1996 Telecommunications Act was remanded by a federal appellate court to the FCC for further consideration. Another recent FCC order expanding collocation rights for DSL and other advanced service providers is also under review on appeal. We cannot predict the outcome of the various proceedings, litigation and legislation or whether or to what extent these proceedings, litigation and legislation may adversely affect our business and operations. In addition, decisions by the FCC and state telecommunications regulators will determine some of the terms of our relationships with traditional telecommunications carriers, including the terms and prices of interconnection agreements, and access fees and surcharges on gross revenue from interstate and intrastate services. State telecommunications regulators determine whether and on what terms we will be authorized to operate as a competitive local exchange carrier in their state. In addition, local municipalities may require us to obtain various permits which could increase the cost of services or delay development of our network. Future federal, state and local regulations and legislation may be less favorable to us than current regulations and legislation and may adversely affect our businesses and operations. See "Business--Governmental Regulations."

AN FCC PROPOSAL TO PERMIT THE TRADITIONAL LOCAL TELEPHONE COMPANIES TO OFFER DSL SERVICES THROUGH A LESS-REGULATED SUBSIDIARY COULD, IF ADOPTED, ADVERSELY AFFECT OUR BUSINESS PLAN BY ALTERING OUR RELATIONSHIP WITH THE LOCAL TELEPHONE COMPANIES UPON WHOSE EQUIPMENT WE DEPEND FOR ACCESS TO CUSTOMERS

     In August 1998, the FCC proposed that the traditional local telephone companies should be permitted to create separate affiliates to provide DSL services that would operate under the relaxed regulatory treatment available to competitive DSL carriers. Under the separate affiliate proposal, traditional local telephone companies would be required to provide wholesale service to competitor DSL carriers at the same rates, terms and conditions that it provided to its separate affiliate. Though the outcome of this proceeding remains uncertain, the FCC adopted a condition to the merger of two traditional local telephone companies, SBC Communications and Ameritech, that will permit these companies to create separate affiliates to provide DSL services. In December 1999, the FCC accepted Bell Atlantic's commitment to create an advanced services affiliate as a condition to the Commission's decision to approve Bell Atlantic's application to offer interexchange long-distance services in New York state. Although the FCC proceeding remains pending, both SBC and Bell Atlantic have established separate advanced services affiliates. Any final decision in this proceeding that alters our relationship with the traditional local telephone companies could adversely affect our ability to provide DSL services at a competitive price.

UNCERTAIN TAX AND OTHER SURCHARGES ON OUR SERVICES MAY INCREASE OUR PAYMENT OBLIGATIONS TO FEDERAL AND STATE GOVERNMENTS

     Telecommunications providers are subject to a variety of federal and state surcharges and fees on their gross revenues from interstate and intrastate services. These surcharges and fees may be increased and other surcharges and fees not currently applicable to our services could be imposed on us. In either case, the cost of our services would increase and that could have a material adverse effect on our business, prospects, financial condition and results of operations.

A BREACH OF OUR NETWORK SECURITY COULD RESULT IN LIABILITY TO US AND DETER CUSTOMERS FROM USING OUR SERVICES

     Our network may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Any of the foregoing problems could result in liability to us and deter customers from using our service. Unauthorized access could jeopardize the security of confidential information stored in the computer systems of our customers. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our customers, cause us to incur significant costs to remedy the problem, and divert management attention. We can provide no assurance that the security measures we have implemented will not be circumvented or that any failure of these measures will not have a material adverse effect on our ability to obtain and retain customers. Any of these factors could have a material adverse effect on our business and prospects.

OUR FAILURE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS MAY ADVERSELY AFFECT OUR BUSINESS

     We rely on unpatented trade secrets and know-how to maintain our competitive position. Our inability to protect these secrets and know-how could have a material adverse effect on our business and prospects. We protect our proprietary information by entering into confidentiality agreements with employees and consultants and potential business partners. These agreements may be breached or terminated. In addition, third parties, including our competitors, may assert infringement claims against us. Any such claims, could result in costly litigation, divert management's attention and resources, and require us to pay damages and/or to enter into license or similar agreements under which we would be required to pay license fees or royalties.

WE MAY BE EXPOSED TO LIABILITY FOR INFORMATION CARRIED OVER OUR NETWORK OR DISPLAYED ON WEB SITES THAT WE HOST

     Because we provide connections to the Internet and host web sites for our customers, we may be perceived as being associated with the content carried over our network or displayed on web sites that we host. We do not and cannot screen all of this content. As a result, we may face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the content carried over our network or displayed on web sites that we host. These types of claims have been brought against providers of online services in the past and can be costly to defend regardless of the merit of the lawsuit. The protection offered by recent federal legislation that protects online services from some claims when the material is written by third parties is limited. Further, the law in this area remains in flux and varies from state to state. We may also suffer a loss of customers or reputational harm based on this content or resulting from our involvement in these legal proceedings.

OUR FAILURE AND THE FAILURE OF THIRD PARTIES TO BE YEAR 2000 COMPLIANT COULD NEGATIVELY IMPACT OUR BUSINESS

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. The use of software and computer systems that are not Year 200 compliant could result in system failures or miscalculations and may result in disruptions of operations including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. We are subject to potential Year 2000 problems affecting our services and our business systems, the systems of the traditional local telephone companies and other vendors, and our customers' systems. Any of these year 2000 problems could have a material adverse effect on our business, financial condition and results of operations. Year 2000 errors or defects may be discovered in our internal software or other systems and, if such errors or defects are discovered, the costs of making those systems Year 2000 compliant may be material. Year 2000 errors or defects in the internal systems maintained by the traditional local telephone companies and other vendors, could require us to incur significant unanticipated expenses to remedy any problems or, if possible, replace affected vendors. Furthermore, Year 2000 problems of our target customers could negatively impact their decision to buy our services. See "Management's Discussion and Analysis and Results of Operations--Impact of Year 2000."


                 RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

OUR STOCK PRICE COULD FLUCTUATE WIDELY IN RESPONSE TO VARIOUS FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL

     The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price could fluctuate widely in response to factors such as the following:

     o    actual or anticipated variations in quarterly operating results;

     o announcements of new products or services by us or our competitors or new competing technologies;

     o    the addition or loss of customers;

     o changes in financial estimates or recommendations by securities analysts;

     o conditions or trends in the telecommunications industry, including regulatory developments;

     o    growth of the Internet and on-line commerce industries;

     o announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

     o    additions or departures of our key personnel;

     o future equity or debt offerings by us or our announcements of such offerings; and

     o    general market and economic conditions.

     In addition, in recent years the stock market in general, and the Nasdaq National Market and the market for Internet and technology companies in particular, have experienced large price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

OUR EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS OWN A SIGNIFICANT PERCENTAGE OF OUR COMPANY AND WILL BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER OUR COMPANY, WHICH COULD HAVE A MATERIAL AND ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK.

     After our public stock offering, including the exercise of the underwriters' overallotment option, in March 2000, our executive officers, directors and principal stockholders and their affiliates together controlled approximately 54.1% of our outstanding common stock. As a result, these stockholders, if they act together, are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and can have significant influence over our affairs. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale and might affect the market price of our common stock.

CERTAIN PROVISIONS OF OUR CHARTER, BY-LAWS AND DELAWARE LAW MAKE A TAKEOVER DIFFICULT

     Our corporate documents and Delaware law contain provisions that might enable our management to resist a takeover. These provisions include a staggered board of directors, limitations on persons authorized to call a special meeting of stockholders and advance notice procedures required for stockholders to make nominations of candidates for election as directors or to bring matters before an annual meeting of stockholders. These provisions might discourage, delay or prevent a change of control or a change in our management. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of common stock and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale.

THE MARKET PRICE OF OUR COMMON STOCK MAY DROP SIGNIFICANTLY WHEN THE RESTRICTIONS ON RESALE BY OUR EXISTING SECURITYHOLDERS LAPSE

     After our public stock offering in March 2000, we had approximately 63,382,196 shares of common stock outstanding. Approximately 50,516,196 shares, or 80%, of our outstanding common stock are subject to restrictions on resale under U.S. securities laws or lock-up agreements. An aggregate of 609,938 will not be eligible for sale until April 4, 2000 without the consent of Deutsche Bank Securities Inc. In addition, holders of 49,906,258 shares have agreed not to sell their shares until May 26, 2000 without the consent of Deutsche Bank Securities Inc. As these restrictions on resale end beginning in April 2000, the market price of our common stock could drop significantly if holders of these shares sell them or are perceived by the market as intending to sell them. These sales also may make it difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have no derivative financial instruments in our cash and cash equivalents. We invest our cash and cash equivalents in investment-grade, highly liquid investments, consisting of commercial paper, bank certificates of deposit and corporate bonds.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of DSL.net, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of DSL.net, Inc. and its subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for the year ended December 31, 1999 and for the period from inception (March 3, 1998) through December 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP


Stamford, Connecticut
February 1, 2000

                                  DSL.NET, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                             December 31,
                                                                                   ------------------------------
                                                                                       1998             1999
                                                                                   -------------    -------------
                                     ASSETS
Current assets:
Cash and cash equivalents ......................................................   $      39,479    $  66,178,261
Marketable securities ..........................................................            --         13,274,183
Accounts receivable (net of allowance of $63,000 at December 31, 1999) .........          30,597          318,516
Prepaid expenses and other current assets ......................................            --          1,043,935
                                                                                   -------------    -------------
Total current assets ...........................................................          70,076       80,814,895
Fixed assets, net (Note 3) .....................................................         284,338       32,664,924
Goodwill and other intangible assets (Note 2) ..................................            --          3,420,135
Other assets ...................................................................          15,566          731,818
                                                                                   -------------    -------------
Total assets ...................................................................   $     369,980    $ 117,631,772
                                                                                   =============    =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable ...............................................................   $     231,073    $   9,587,186
Accrued salaries ...............................................................            --            848,841
Accrued liabilities ............................................................          16,219        3,173,173
Deferred revenue ...............................................................           5,392          234,061
Current portion of capital lease payable (Note 6) ..............................          16,494          715,953
Current portion of notes payable (Note 5) ......................................          66,667          281,316
                                                                                   -------------    -------------
Total current liabilities ......................................................         335,845       14,840,530
Capital lease payable (Note 6) .................................................            --            892,906
Notes payable (Note 5) .........................................................         350,000        1,165,450
                                                                                   -------------    -------------
Commitments and contingencies (Note 6) .........................................            --               --
Total liabilities ..............................................................         685,845       16,898,886
                                                                                   -------------    -------------
Stockholders' equity (deficit) (Note 8):
Common stock, $0.0005 par value; 508,963,394 and 200,000,000 shares
authorized; 16,795,800, and 58,382,196 shares issued and outstanding ...........           8,398           29,191
Additional paid-in capital .....................................................       2,465,374      141,245,583
Deferred compensation ..........................................................            --        (13,361,940)
Accumulated deficit ............................................................      (2,789,637)     (27,179,948)
                                                                                   -------------    -------------
Total stockholders' (deficit) equity ...........................................        (315,865)     100,732,886
                                                                                   -------------    -------------
Total liabilities and stockholders' equity .....................................   $     369,980    $ 117,631,772
                                                                                   =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  DSL.NET, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   For the Period
                                                                   from Inception
                                                                   (March 3, 1998)
                                                                      through         Year Ended
                                                                    December 31,     December 31,
                                                                        1998             1999
                                                                    ------------     ------------
Revenue                                                             $     31,533     $  1,312,546
                                                                    ------------     ------------
Operating expenses:
Network and operations (excluding $0 and $369,922 of stock
compensation, respectively) ....................................         127,054        9,234,278
General and administrative (excluding $2,423,272 and $3,058,037
of stock compensation, respectively) ...........................         230,272        4,978,510
Sales and marketing (excluding $0 and $695,495 of stock
compensation, respectively) ....................................          35,961        6,847,696
Stock compensation .............................................       2,423,272        4,123,454
                                                                    ------------     ------------
Total operating expenses .......................................    $  2,816,559     $ 25,183,938
                                                                    ------------     ------------
Operating loss .................................................    $ (2,785,026)    $(23,871,392)
                                                                    ------------     ------------
Interest expense (income), net .................................           4,611       (1,889,312)
Other expense, net .............................................            --              6,233
                                                                    ------------     ------------
Net loss .......................................................    $ (2,789,637)    $(21,988,313)
                                                                    ============     ============
Exchange of preferred stock (Note 8) ...........................            --         11,998,000
                                                                    ------------     ------------
Loss applicable to common stock ................................    $ (2,789,637)    $(33,986,313)
                                                                    ============     ============
Net loss per share-basic and diluted ...........................    $      (0.55)    $      (2.05)
                                                                    ============     ============
Shares used in computing net loss per share ....................       5,118,342       16,549,535
                                                                    ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  DSL.NET, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                  Preferred Stock              Common Stock
                                                             ------------------------    ------------------------
                                                               Shares        Amount        Shares        Amount
                                                             ----------    ----------    ----------    ----------
Initial capitalization, including retroactive
effect of stock splits ....................................      20,000    $   50,000     5,089,634    $      500
Exchange of preferred stock for common stock...............     (20,000)      (50,000)    7,634,451         5,862
Issuance of common stock ..................................        --            --       4,071,715         2,036
Repayment of notes receivable from officers ...............        --            --            --            --
Net loss ..................................................        --            --            --            --
                                                             ----------    ----------    ----------    ----------
Balance at December 31, 1998 ..............................        --      $     --      16,795,800    $    8,398
Issuance of warrants ......................................        --            --            --            --
Deferred compensation-restricted stock ....................        --            --            --            --
Stock compensation ........................................        --            --         436,256           218
Deferred compensation-stock options .......................        --            --            --            --
Amortization of deferred compensation .....................        --            --            --            --
Issuance of warrants ......................................        --            --            --            --
Surrender of common stock .................................        --            --      (3,102,256)       (1,551)
Acceleration associated with surrender ....................        --            --            --            --
Exchange of redeemable preferred stock ....................        --            --            --            --
Note receivable from officer ..............................        --            --            --            --
Repayment of note receivable from officer .................        --            --            --            --
Issuance of common stock-stock options ....................        --            --         116,635            58
Issuance of common stock, net of issuance costs ...........        --            --       8,226,000         4,113
Issuance of and conversion of redeemable
preferred stock into common stock .........................        --            --      35,909,761        17,955
Net loss ..................................................        --            --            --            --
                                                             ----------    ----------    ----------    ----------
Balance at December 31, 1999 ..............................        --      $     --      58,382,196    $   29,191
                                                             ==========    ==========    ==========    ==========




                                                                        Notes
                                                       Additional     Receivable
                                                        Paid-in          from          Deferred       Accumulated
                                                        Capital        Officers      Compensation       Deficit          Total
                                                     -------------   -------------   -------------   -------------   -------------
Initial capitalization, including retroactive
effect of stock splits ...........................   $        --     $        (500)  $        --     $        --     $      50,000
Exchange of preferred stock for common stock .....       1,444,138            --              --              --         1,400,000
Issuance of common stock .........................       1,021,236            --              --              --         1,023,272
Repayment of notes receivable from officers ......            --               500            --              --               500
Net loss .........................................            --              --              --        (2,789,637)     (2,789,637)
                                                     -------------   -------------   -------------   -------------   -------------
Balance at December 31, 1998 .....................   $   2,465,374   $        --     $        --     $  (2,789,637)  $    (315,865)
Issuance of warrants .............................       1,155,000            --              --              --         1,155,000
Deferred compensation-restricted stock ...........       3,733,854            --        (3,733,854)           --              --
Stock compensation ...............................         602,369            --              --              --           602,587
Deferred compensation-stock options ..............      13,928,591            --       (13,928,591)           --              --
Amortization of deferred compensation ............            --              --         2,350,325            --         2,350,325
Issuance of warrants .............................         112,000            --              --              --           112,000
Surrender of common stock ........................        (778,087)           --           779,638            --              --
Acceleration associated with surrender ...........            --              --         1,170,542            --         1,170,542
Exchange of redeemable preferred stock ...........     (10,750,757)           --              --        (2,401,998)    (13,152,755)
Note receivable from officer .....................            --          (999,911)           --              --          (999,991)
Repayment of note receivable from officer ........            --           999,911            --              --           999,991
Issuance of common stock-stock options ...........           4,315            --              --              --             4,373
Issuance of common stock, net of issuance costs ..      55,718,285            --              --              --        55,722,398
Issuance of and conversion of redeemable
preferred stock into common stock ................      75,054,639            --              --              --        75,072,594
Net loss .........................................            --              --              --       (21,988,313)    (21,988,313)
                                                     -------------   -------------   -------------   -------------   -------------
Balance at December 31, 1999 .....................   $ 141,245,583   $        --     $ (13,361,940)  $ (27,179,948)  $ 100,732,886
                                                     =============   =============   =============   =============   =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  DSL.NET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For the Period
                                                                   from Inception
                                                                   (March 3, 1998)
                                                                       through       Year Ended
                                                                     December 31,    December 31,
                                                                         1998            1999
                                                                    -------------   -------------
Cash flows from operating activities:
Net loss ......................................................     $  (2,789,637)  $ (21,988,313)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization .................................             5,744       1,831,331
Amortization of deferred debt issuance costs ..................              --            41,978
Stock compensation expense ....................................         2,423,272       4,123,454
Changes in operating assets and liabilities:
Increase in accounts receivable ...............................           (30,597)       (257,330)
Increase in prepaid expenses and other current assets .........              --          (943,888)
Increase in other assets ......................................           (15,566)       (578,145)
Increase in accounts payable ..................................           231,073       8,624,119
Increase in accrued salaries ..................................              --           848,841
Increase in accrued liabilities ...............................            16,814       1,831,119
Increase in deferred revenue ..................................             5,392         124,114
                                                                    -------------   -------------
Net cash used in operating activities .........................          (153,505)     (6,342,720)
                                                                    -------------   -------------
Cash flows from investing activities:
Purchases of fixed assets .....................................          (290,082)    (33,811,121)
Purchases of marketable securities ............................              --       (13,274,183)
Acquisition of subsidiary, net of cash acquired ...............              --        (1,575,508)
                                                                    -------------   -------------
Net cash used in investing activities .........................          (290,082)    (48,660,812)
                                                                    -------------   -------------
Cash flows from financing activities:
Initial capitalization ........................................            50,500            --
Proceeds from bridge financing ................................           350,000            --
Proceeds from equipment credit facility .......................              --         1,355,036
Proceeds from common stock issuance ...........................              --        55,726,681
Proceeds from equipment notes payable .........................           124,000       1,762,754
Proceeds from preferred stock issuance ........................              --        62,724,823
Payments on equipment notes payable ...........................           (41,434)        (66,667)
Principal payments under capital lease obligation .............              --          (360,313)
                                                                    -------------   -------------
Net cash provided by financing activities .....................           483,066     121,142,314
                                                                    -------------   -------------
Net increase in cash and cash equivalents .....................            39,479      66,138,782
Cash and cash equivalents at beginning of period ..............              --            39,479
                                                                    -------------   -------------
Cash and cash equivalents at end of period ....................     $      39,479   $  66,178,261
                                                                    =============   =============
Supplemental disclosure:
Cash paid:
Interest ......................................................     $       2,524   $     172,380
                                                                    =============   =============
Fixed assets financed under capital leases ....................     $      22,699   $   1,561,289
                                                                    =============   =============
Fixed asset purchases included in accounts payable ............     $        --     $   7,179,912
                                                                    =============   =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  DSL.NET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   FORMATION AND OPERATIONS OF THE COMPANY

     DSL.net, Inc. (the "Company") was incorporated in Delaware on March 3, 1998 and operations commenced March 28, 1998. The Company provides dedicated high-speed digital communications and Internet access services using digital subscriber line (DSL) technology. During the period ended December 31, 1998, the Company was considered a development stage company in accordance with Statement of Financial Accounting Standard No. 7. As of June 30, 1999, the Company was no longer considered a development stage enterprise.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Significant accounting policies followed in the preparation of these financial statements are as follows:

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the transactions and balances of DSL.net, Inc. and its wholly owned subsidiaries, including DSLnet Communications Delaware, Inc., DSLnet Communications LLC, DSLnet Communications Puerto Rico, Inc., DSLnet Communications VA, Inc., and Tycho Networks, Inc. All material intercompany transactions and balances have been eliminated.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The markets for the Company's services are characterized by intense competition, rapid technological development, regulatory changes, and frequent new product introductions, all of which could impact the future value of the Company's assets.

CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash equivalents at December 31, 1999 was approximately $38,354,000. The Company did not have any cash equivalents as of December 31, 1998.

     The Company considers its investment portfolio to be available-for-sale securities as defined in Statement of Financial Accounting Standards ("SFAS") No. 115. Marketable securities as of December 31, 1999 consist of debt securities and certificates of deposit with maturities of greater

                                  DSL.NET, INC.

than three months and no more than a year. Securities are available-for-sale and are carried at fair value. The unrealized losses earned on the securities as of December 31, 1999 were de minimus.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The Company's cash and investment policies limit investments to short-term, investment grade instruments. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base.

FIXED ASSETS

     Fixed assets are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which are between 3 and 5 years. Leasehold improvements are amortized over the shorter of the term of the related lease or the useful life of the asset. Maintenance and repairs are charged to expense as incurred. Collocation space improvements represent payments to carriers for infrastructure improvements within their central offices to allow the Company to install its equipment, which allows the Company to interconnect with the carrier's network. These payments are being amortized over their estimated useful lives of five years.

     In 1999, the Company adopted Statement of Position 98-1 ("SoP 98-1"), ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. This statement requires capitalization of certain costs incurred in the development of internal use software. The Company has applied the guidance outlined in SoP 98-1 and the impact of adoption has not been significant.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets are amortized on a straight-line basis over the estimated future periods to be benefited, ranging from three to five years. In addition, goodwill and other intangible assets are reviewed for impairment quarterly, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows of the business acquired. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. To date, no impairment has occurred. Accumulated amortization of goodwill and other intangible assets was $0 and $63,306 at December 31, 1998 and 1999, respectively.

OTHER ASSETS

     As of December 31, 1999 other assets included amounts held in certificates of deposit of approximately $521,000. Such amounts collateralize a letter of credit required under certain

                                  DSL.NET, INC.

facilities leases. Balances restricted under this letter of credit decline annually, with a final expiration of May, 2003.

INCOME TAXES

     The Company uses the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carryforwards, all calculated using presently enacted tax rates.

REVENUE RECOGNITION

     Revenue is recognized pursuant to the terms of each contract on a monthly service fee basis. Deferred revenue represents payments received in advance of the services provided. Revenue related to installation charges are recognized to the extent of direct costs incurred. Any excess installation charges over direct costs are deferred and amortized to revenue over the service contract. Such revenue is not expected to significantly exceed the direct costs. In certain situations, the Company waives non-recurring installation charges in order to obtain a sale. The Company expenses the related direct costs as incurred.

LONG-LIVED ASSETS

     Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets. No impairment losses have been recognized to date.

SEGMENT INFORMATION

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (SFAS No. 131). SFAS No. 131 supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The Company operates in one segment: high-speed Internet access and data communications services. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 had no impact on the Company's financial statements for the periods presented.

                                  DSL.NET, INC.

STOCK COMPENSATION

     The Company applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock option plan and stock awards with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123). Under APB 25, compensation expense is computed to the extent that the fair market value of the underlying stock on the date of grant exceeds the exercise price of the employee stock option or stock award. Compensation so computed is then recognized over the vesting period. The Company accounts for equity instruments issued to nonemployees in accordance with SFAS 123 and Emerging Issues Task Force ("EITF") 96-18.

     Stock compensation expense includes amortization of deferred compensation and charges related to stock grants which are not subject to vesting requirements. Stock compensation expense for the period from inception (March 3, 1998) to December 31, 1998 and for the year ended December 31, 1999 totaled approximately $2,423,000 and $4,123,000, respectively.

EARNINGS (LOSS) PER SHARE

     The Company computes net loss per share pursuant to Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Basic net loss per share is computed by dividing income or loss applicable to common stockholders by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted net loss per share is determined in the same manner as basic net loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and dilutive conversion of the Company's preferred stock.

     As of December 31, 1998 and 1999, options to purchase no shares and 5,874,302 shares of common stock, respectively, and warrants to purchase preferred stock convertible into 233,277 shares of common stock, and warrants to purchase 194,556 shares of common stock, respectively, were excluded from the calculation of earnings per share since their inclusion would be antidilutive for all periods presented.

COMPREHENSIVE INCOME

     The Company has adopted the accounting treatment prescribed by Statement of Financial Accounting Standards No. 130, COMPREHENSIVE INCOME. The adoption of this statement had no material impact on the Company's financial statements for the periods presented.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ( "SFAS ") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. DSL.net is required to adopt SFAS No. 133, as amended by SFAS No. 137, in fiscal 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company has not entered into any derivative financial instruments or hedging activities. As a result, the Company believes adoption of SFAS No. 133 will not have a material impact on the financial statements.

     In December 1999, the staff of the Securities and Exchange Commission issued its Staff Accounting Bulletin ( "SAB ") No. 101, REVENUE RECOGNITION. SAB No. 101 provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. Changes in accounting policies to apply the guidance of SAB No. 101, as amended by SAB No. 101A, must be adopted by recording the cumulative effect of the change in the fiscal quarter ending June 30, 2000. Management has not yet determined the effect SAB No. 101 will have, if any, on its accounting policies or the amount of the cumulative effect to be recorded from adopting SAB No. 101.

                                  DSL.NET, INC.

3.   FIXED ASSETS
                                                          December 31,
                                                      --------------------
                                                        1998       1999
                                                      -------- -----------
Network equipment.................................... $161,814 $19,866,200
Furniture, fixtures, office equipment and software...   61,535   5,827,493
Vehicles.............................................      --       99,189
Collocation costs....................................   66,733   8,659,789
                                                      -------- -----------
                                                       290,082  34,452,671
Less-accumulated depreciation and amortization.......    5,744   1,787,747
                                                      -------- -----------
                                                      $284,338 $32,664,924
                                                      ======== ===========

     As of December 31, 1998 and December 31, 1999, the recorded cost of the equipment under capital lease was $22,699 and $1,862,466, respectively. Accumulated amortization for this equipment under capital lease was $1,265 and $222,495 as of December 31, 1998 and 1999, respectively.

     During 1999, the Company capitalized computer software costs of $5,046,545 and has recorded amortization expenses related to these costs of $217,644. Approximately $796,000 of total costs capitalized related to software that was not in service as of December 31, 1999. As such, no amortization expense has been recorded with regard to these costs.

     Depreciation and amortization expense related to fixed assets was $5,744 and $1,782,003 for the period from inception March 3, 1998 to December 31, 1998 and for the year ended December 31, 1999, respectively.

4.   ACQUISITION

     On December 1, 1999, the Company acquired Tycho Networks, Inc., a Santa Cruz, California based provider of Internet access, web hosting and related services throughout central coastal California. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The approximate net purchase price of $3,267,000, excluding transaction costs, consisted of cash payments at closing of approximately $1,576,000 (including notes paid at closing of approximately $793,000); amounts due to selling stockholders and others after the closing of approximately $802,000; net liabilities assumed of approximately $530,000 and other costs of approximately $359,000. In addition, the Company incurred transaction costs associated with the acquisition of approximately $125,000. Immediately prior to the acquisition, Tycho Networks sold fixed assets with a net book value of approximately $90,000 to a related party and received notes that were convertible into the preferred stock of the buyer. These notes were assigned an estimated fair value of $90,000. The excess of purchase price over the fair value of net assets received, including transaction costs, of approximately $3,392,000, has been recorded as goodwill and is being amortized over its estimated useful life of five years.

     The results of Tycho Networks, Inc.'s operations have been included in the consolidated results of the Company from the date of acquisition. The following table sets forth the unaudited pro forma consolidated financial information of the Company, giving effect to the acquisition of Tycho Networks, Inc. as if it had occurred at the beginning of the periods presented:

                                  DSL.NET, INC.

                                                           December 31,
                                                  -----------------------------
                                                      1998            1999
                                                  -------------   -------------
Pro forma revenue................................  $    380,060    $  2,906,271
Pro forma operating loss.........................  $ (4,198,261)   $(27,007,828)
Pro forma net loss...............................  $ (4,471,839)   $(25,328,578)
Pro forma net loss per share,
     basic and diluted...........................  $      (0.87)   $      (2.26)
Shares used in computing pro forma
     net loss per share..........................     5,118,342      16,549,535


     The pro forma results are not necessarily indicative of the actual results of operations that would have been obtained had the acquisition taken place at the beginning of the respective periods or the results that may occur in the future.

5.   DEBT

NOTES PAYABLE

     In August 1998, the Company issued a $100,000 demand note payable for funding capital expenditures and operating expenses. The note was originally payable October 1, 1998, and bore interest at 5.56% per annum. At December 31, 1998, $66,667 remained unpaid. The amount was paid in January 1999.

     In November 1998, the Company entered into a series of Note and Warrant Purchase Agreements pursuant to which the Company received $350,000 and issued $350,000 principal amount of secured convertible promissory notes (the "Bridge Notes") and warrants (the "Bridge Warrants") to acquire 87,500 shares of Series A Preferred Stock. The Notes, which originally expired in January 1999 or September 2000, bore interest at 5.56% or 6.0% per annum, depending upon the holder, and were convertible into preferred shares at a rate equal to the Company's next qualified equity financing. A total of $225,000 of the Bridge Notes converted into 225,000 shares of Series A Preferred Stock in January 1999. The remaining $125,000 was deducted from proceeds received by the Company in the January 1999 issuance of Series A Preferred Stock. The Bridge Warrants valued at approximately $18,000, are exercisable at $0.375 per share of common stock ($1.00 per share on a pre-split basis) for a period of five years or, in the case of certain of the warrants, until the initial public offering of the Company's common stock. Such warrants were exercised immediately prior to their expiration upon the initial public offering of the Company's common stock on October 6, 1999.

CREDIT FACILITY

     In May 1999, the Company entered into a secured credit facility (the "Credit Facility") with a bank which will provide up to $5.0 million for the purchase of telecommunications and office equipment and vehicles. The Credit Facility expires in May 2000, at which time amounts outstanding will convert to a term loan payable over 36 months. The Credit Facility bears interest on outstanding borrowings at 1% over the higher of the bank's prime rate or the federal funds rate plus 0.5%. As of December 31, 1999, amounts outstanding under this line of credit bore interest at the annual rate of 9.25%. The Credit Facility is secured by a lien on certain equipment and vehicles owned by the Company located at its principal office, and imposes certain financial and other covenants requiring us to maintain certain financial ratios and limits new indebtedness, the creation of liens, types of investments, mergers, consolidations and the transfer of all or

                                  DSL.NET, INC.

substantially all of our assets. As of December 31, 1999, there was $1,446,766 outstanding and $3,553,234 available under this line of credit. Financing costs associated with the Credit Facility of $83,868 were deferred over the four year life of the facility and term loan payable. Amortization expense related to the deferred costs was $13,978 for the year ended December 31, 1999.

6.   COMMITMENT AND CONTINGENCIES

LEASES

     Rent expense under operating leases was approximately $14,275 and $720,691 for the period from inception (March 3, 1998) through December 31, 1998 and for the year ended December 31, 1999, respectively.

     The Company is obligated under various capital equipment leases expiring at different times until March, 2003.

     The future minimum annual lease payments under the terms of such noncancelable leases as of December 31, 1999 are as follows:

                                                   Operating      Capital
                                                     Leases        Leases
                                                   ----------    ----------
2000.............................................. $1,258,878    $  877,490
2001..............................................  1,261,887       680,849
2002..............................................  1,261,887       303,052
2003..............................................  1,039,587        23,568
2004..............................................    882,630          --
Thereafter........................................    279,484          --
                                                   ----------    ----------
Total............................................. $5,984,353     1,884,959
                                                   ==========
Less-Amount representing interest.................                  276,100
                                                                 ----------
Present value of future minimum lease payments....               $1,608,859
                                                                 ==========

     In September 1998, the Company entered into an operating lease agreement for office space in Norwalk, Connecticut. In February 1999, the Company cancelled the Norwalk lease and entered into an operating lease for office space in New Haven, Connecticut. Costs related to exiting the Norwalk lease were $42,900 and were expensed as incurred. Subsequently, the Company entered into amendments to the New Haven lease and various leases and subleases for additional office space. In addition, the Company leases office space in Santa Cruz, California related to its acquisition of Tycho Networks, Inc. (Note 4).

     In March 1999, the Company entered into a master lease agreement to provide up to $2,000,000 for capital equipment purchases over an initial twelve month period, subject to renewal options. Individual capital leases are amortized over 30 or 36 month terms and bear interest at 8% to 9% per annum. The outstanding balance under this agreement at December 31, 1999 was $921,956.

LITIGATION

     The Company is involved in litigation with a former officer who claims wrongful termination of employment. The plaintiff is principally seeking compensatory damages for wages

                                  DSL.NET, INC.

and unvested stock options. The Company believes that the plaintiff's claims are without merit, and plans to defend the case vigorously.

     From time to time, the Company may be involved in other litigation concerning claims arising in the ordinary course of its business. The Company does not believe any of the legal claims or proceedings will result in a material adverse effect on its business, financial position, results of operations or cash flows.

OTHER MATTERS

     As part of the master lease agreement, the Company issued 41,726 warrants (the "Lease Warrants") to the lessor to purchase Series A Preferred Stock at a formula-based price equal to approximately $2.40 per share. The warrants are exercisable until October 2002. In conjunction with the Company's initial public offering on October 6, 1999, and the conversion of all preferred stock into common stock, these warrants became exercisable for 111,242 shares of common stock at an exercise price of approximately $0.90 per share. The value of these warrants is approximately $112,000 and is being amortized to interest expense over the life of the capital lease obligation. Interest expense related to the warrants was approximately $28,000 for the year ended December 31, 1999.

     The Company has entered into interconnection agreements. The agreements generally have terms of one to two years and are subject to certain renewal and termination provisions by either party generally upon 30 day notification. The Company anticipates that it will renew such agreements beyond their initial terms.

7.   RELATED PARTY TRANSACTIONS

     In January 1999, the Company entered into an Asset Transfer Agreement with FutureComm, Inc., whose sole shareholder is an officer and founder of the Company. The amount paid by the Company in exchange for certain equipment, agreements, licenses and intellectual property was approximately $28,000.

     In May 1999, the Company entered into an agreement to license and implement components of an operations support system from a software vendor. Two stockholders of the Company, in the aggregate, own 16% of the outstanding capital stock of the software vendor.

8.   STOCKHOLDERS' EQUITY

COMMON STOCK TRANSACTIONS

     In March 1998, the Company's founding stockholders were issued 5,089,634 shares of common stock and 20,000 shares of a prior series A preferred stock for $50,500.

     In December 1998, the Company's Board of Directors declared a 50:1 reverse stock split. The accompanying financial statements have been restated to reflect this stock split. Concurrently, the preferred shareholder exchanged all the then outstanding series A Preferred Stock for 7,634,451 shares of common stock, adjusted for stock splits. The value attributed to this

                                  DSL.NET, INC.

exchange, which provided 3.75 shares of common stock for every split-effected share of preferred stock, was approximately $1.4 million which has been charged to compensation expense.

     In December 1998, the Company issued 4,071,715 shares of common stock to two officers in exchange for promissory notes totaling $7,637. Such notes were subsequently forgiven by the Company. Compensation expense of $1,023,272, or $0.25 per share, has been recognized related to this issuance.

     In January 1999, the Company's Board of Directors declared a stock split of 1,909.09 shares for every outstanding common share. The accompanying financial statements have been restated to reflect this stock split. In conjunction with this split and the sale of Series A Preferred Stock described below, certain employment tenure and performance criteria were required of management in order to fully vest in a portion of their founders' shares. The value attributed to these 14,857,397 nonvested shares is reflected in deferred compensation of approximately $3,734,000, or $0.25 per share, and is being amortized over the related vesting term.

     In March 1999, the Company issued 436,256 shares of common stock to an executive officer of the Company, adjusted for stock splits. Compensation expense of $602,587 has been recognized related to this issuance.

     In April 1999, the Company's founding shareholders surrendered 3,102,256 shares of common stock. Such stock was previously made subject to certain employment tenure and performance vesting criteria. In exchange, the vesting criteria on other restricted common stock owned by the founders was removed. This share surrender and acceleration of vesting resulted in a compensation charge of approximately $1.2 million in the second quarter of 1999 and eliminated approximately $780,000, or $0.25 per share, from deferred compensation.

     In May 1999, the Company declared a 2:1 stock split of its common stock. The accompanying financial statements have been restated to reflect this stock split.

     In July 1999, the Company declared a 0.333:1 stock dividend on its common stock. The accompany financial statements have been restated to reflect this stock dividend.

     During 1999, 116,635 shares of common stock were issued in exchange for aggregate proceeds of approximately $4,400 pursuant to the exercise of options granted under the 1999 Stock Plan (Note 10).

     On October 12, 1999, the Company completed its initial public offering of 7,200,000 shares of common stock resulting in net proceeds to the Company of approximately $48.5 million. In addition, the underwriters exercised their over-allotment option for 1,026,000 shares, resulting in net proceeds to the Company of approximately $7.2 million on November 8, 1999.

     In conjunction with the closing of the Company's initial public offering on October 12, 1999, all outstanding preferred stock was converted into 35,909,761 shares of common stock.

                                  DSL.NET, INC.

COMMON STOCK RESERVED

     The Company has reserved shares of common stock as follows:

                                                    December 31,
                                              -----------------------
                                                 1998         1999
                                              ----------   ----------
1999 Stock Plan.............................        --     12,364,200
1999 Employee Stock Purchase Plan...........        --        300,000
Conversion of promissory notes..............     933,100         --
Stock warrants..............................     233,277      194,556
                                              ----------   ----------
                                               1,166,377   12,858,756
                                              ==========   ==========
STOCK WARRANTS

     At December 31, 1998 the Company had outstanding stock purchase warrants to purchase shares of preferred stock which were convertible into 233,277 shares of common stock. At December 31, 1999 the Company had outstanding stock purchase warrants to purchase 194,556 shares of common stock.

                                                    December 31,
                                              -----------------------
                                                 1998         1999
                                              ----------   ----------
Lease Warrants............................          --        111,242
Bridge Warrants...........................       233,277       83,314
                                              ----------   ----------
                                                 233,277      194,556
                                              ==========   ==========

     On October 6, 1999, warrants for 56,250 shares of Series A preferred stock were exercised, for aggregate net proceeds of $56,250.

REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In January 1999, the Company issued 3,500,000 shares of convertible voting preferred stock designated as Series A Preferred Stock, together with warrants to purchase 3,500,000 shares of a prior Series B Preferred Stock (the "Warrants"), at an exercise price of $1.00 per share, for an aggregate of $3,500,000. A total of $1,155,000 of the related proceeds has been allocated to the Warrants.

     The Warrants, which were exercisable for a period of 5 years, were subject to a repurchase right by the Company contingent upon a specified rate of return upon an initial public offering or acquisition of the Company. If the Company had exercised its repurchase right, it would have been obligated to pay the holder the original exercise price plus interest from the date of exercise at 8% per annum.

     In January 1999, the holders of $225,000 of Bridge Notes (Note 5) converted $225,000 of the Bridge Notes into 225,000 shares of Series A Preferred Stock. The remaining $125,000 of Bridge Notes reduced the proceeds paid to the Company for the Series A Preferred Stock.

     In April 1999, certain holders of the Series A Preferred Stock exchanged 3,500,000 shares of Series A Preferred Stock and the Warrants for 6,500,000 shares of Series B

                                  DSL.NET, INC.

Preferred Stock. Cashless warrant exercises accounted for 2,525,070 of these 6,500,000 shares of Series B Preferred Stock. The exchange into the remaining 3,974,930 shares of Series B Preferred Stock, which was not contemplated in the original Series A Preferred Stock purchase agreement, afforded the holders an exchange rate of $0.57 per share which was lower than the deemed fair market value of the preferred stock at the time of exchange of $3.59 per share and therefore has been treated as a beneficial nonmonetary exchange under APB Opinion No. 29, "Accounting for Nonmonetary Transactions." The difference between the carrying value of the Series A Preferred Stock, $2,272,000, and the deemed fair market value of the Series B Preferred Stock, $14,270,000, has been included in the calculation of net loss per common share, although no assets of the Company were expended. The exchange reduces additional paid-in capital and increases the carrying value of the Series B Preferred Stock by approximately $11,998,000 for the year ended December 31, 1999. The exchange has been given no other accounting treatment in the 1999 financial statements of the Company.

     In April 1999, the Company issued 2,785,516 shares of convertible voting preferred stock designated as Series C Preferred Stock at $3.59 per share for net proceeds of $9,940,000. These shares were subsequently converted into 7,426,186 shares of common stock, representing a per share price of $1.35.

     In May and June 1999, the Company issued 2,963,672 shares of convertible voting preferred stock designated as Series D Preferred Stock at $10.46 per share for net proceeds of $29,961,000. In July 1999, we received approximately $1,007,000 in connection with repayment of a note, including interest at 6.0%, from an officer in connection with the purchase of Series D preferred stock in June 1999. These shares were subsequently converted into 7,901,150 shares of common stock, representing a per share price of $3.92.

     In July 1999, the Company issued 939,086 shares of convertible voting preferred stock designated as Series E Preferred Stock at $19.70 per share for net proceeds of approximately $18,468,000. These shares were subsequently converted into 2,503,603 shares of common stock, representing a per share price of $7.39.

     The preferred stock automatically converted into shares of common stock upon the Company's initial public offering. While such shares of preferred stock were outstanding, the Series A, Series B, Series C, Series D and Series E Preferred stockholders were entitled to receive noncumulative cash dividends of approximately $0.08 per share, $0.04 per share, $0.29 per share, $0.84 per share and $1.58 per share, respectively, per annum when and as declared by the Board of Directors. In the event of any voluntary or involuntary liquidation of the Company, the Preferred stockholders were entitled to the original per share issuance price, plus any declared but unpaid dividends. Remaining assets would be distributed to the Preferred and Common stockholders on a pro rata basis assuming full conversion of all such Preferred Stock. Any acquisition, merger or consolidation which would result in a majority ownership change would have been deemed to be a liquidation of the Company, resulting in the redemption of the remaining preferred shareholder interest.

     The shares were converted into common stock at the rate of 2.666 shares of common stock for one share of Preferred Stock, which had been adjusted for certain subsequent dilutive issuances and stock splits. The Preferred Stock automatically converted into shares of common stock upon the sale of the Company's Common Stock in an initial public offering on October 12, 1999.

                                  DSL.NET, INC.

     The Series A, Series B, Series C, Series D and Series E Preferred stockholders had voting rights similar to common stockholders and other rights (on an as-converted basis), including the power to elect directors to a seven member board as follows: Series A and B (as a class) elected two directors, Series C elected one director, and Series A, B, C, D and E together with common stockholders elected two directors. In addition, the holders of common stock elected two directors.

9.   INCOME TAXES

     The Company's gross deferred tax assets and liabilities were comprised of the following:
                                                      December 31,
                                             ------------------------------
                                                 1998               1999
                                             -----------        -----------
Gross deferred tax asset:
Net operating loss carryforwards ..........  $ 1,076,382        $ 7,462,759
Other .....................................       53,599            554,756
                                             -----------        -----------
                                               1,129,981          8,017,515
Gross deferred tax liability:
Depreciation ..............................        8,054            656,033
                                             -----------        -----------
                                               1,121,927          7,361,482
Valuation allowance .......................   (1,121,927         (7,361,482)
                                             -----------        -----------
Net deferred taxes ........................  $      --          $      --
                                             ===========        ===========

     The Company has provided a valuation allowance for the full amount of the net deferred tax asset, since management has not determined that these future benefits will more likely than not be realized as of December 31, 1999.

     At December 31, 1999 the Company had approximately $18.5 million of federal and state net operating loss carryforwards that begin to expire in 2018 and 2003, respectively.

     The amount of the net operating loss carryforwards that may be utilized annually to offset future taxable income and tax liability will be limited as a result of certain ownership changes pursuant to Section 382 of the Internal Revenue Code.

     The provision for (benefit from) income taxes reconciles to the statutory federal tax rate as follows:
                                                          December 31,
                                                   -------------------------
                                                      1998           1999
                                                   ----------     ----------
Statutory federal tax rate........................   (34.00)%       (34.00)%
State income tax, net of federal benefit..........    (6.27)         (6.27)
Permanent differences.............................     0.05           7.29
Other.............................................      --            4.46
Deferred tax asset valuation allowance............    40.22          28.52
                                                   ----------     ----------
                                                        --  %          --  %
                                                   ==========     ==========
10.  INCENTIVE STOCK AWARD PLANS

EMPLOYEE STOCK OPTION PLAN

                                  DSL.NET, INC.

     In February 1999, the Company's Board of Directors adopted the 1999 Stock Plan (the "Stock Plan") under which employees, directors, advisors and consultants can be granted any or all of the following: incentive stock options and non-qualified stock options, stock appreciation rights, and stock awards. A total of 12,364,200 shares of common stock have been authorized under the Stock Plan.

     Options generally vest 25% after one year, then ratably over the next thirty-six months and are exercisable once vested for ten years from the date of grant.

     A summary of activity under the Plan as of December 31, 1999 is as follows:

                                                        Weighted
                                                         Average
                                                 -----------------------
                                     Number of      Fair       Exercise
                                      Shares        Value       Price
                                    ----------   ----------   ----------
Outstanding at Inception .......          --     $     --     $     --
Granted ........................     7,692,879         3.59         2.01
Exercised ......................      (116,635)        0.25         0.04
Cancelled ......................    (1,701,942)        2.71         1.09
                                    ----------
Outstanding at December 31, 1999     5,874,302
                                    ==========


     The following summarizes the outstanding and exercisable options under the Plan as of December 31, 1999:

                                     Options Outstanding              Options Exercisable
                               -------------------------------   ----------------------------
                                Weighted Avg
                    Number     Remaining Life    Weighted Avg       Number      Weighted Avg
Exercise Price   Outstanding     (in years)     Exercise Price   Exercisable   Exercise Price
--------------   -----------   --------------   --------------   -----------   --------------
$0.04-0.07         2,383,741             9.17            $0.05        96,086            $0.04
$0.39-0.53         2,127,484             9.38            $0.47          --               --
$5.00-9.85         1,166,077             9.69            $7.73          --               --
$16.50-18.75         197,000             9.90           $17.81          --               --


     If compensation expenses had been recognized based on the fair value of the options at their grant date, in accordance with Financial Accounting Standard No. 123 ("FAS 123"), the results of operations for the year ended December 31, 1999 would have been as follows:

Net loss:
As reported...........................................  $(21,988,313)
Pro forma under FAS 123...............................  $(22,426,281)
Basic and diluted net loss per common share:
As reported...........................................       $ (2.05)
Pro forma under FAS 123...............................       $ (2.08)

     The estimated fair value at date of grant for options granted for the year ended December 31, 1999 ranged from $0.23 to $16.27 per share. The minimum value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk free interest rate..................      4.88%-6.09%
Expected dividend yield..................             None
Expected life of option..................         10 years
Expected volatility......................    .0001%-84.52%

     As additional options are expected to be granted in future years and the options vest over several years, the above pro forma results are not necessarily indicative of future pro forma results.

                                  DSL.NET, INC.

     Deferred compensation of approximately $13,929,000 has been attributed to those common stock options granted during the year ended December 31, 1999, with an exercise price below estimated fair value. Stock compensation expense is recognized over the four year vesting period and totaled approximately $4,123,000 for the year ended December 31, 1999.

EMPLOYEE STOCK PURCHASE PLAN

     The Company's 1999 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in September 1999. The Purchase Plan authorized the issuance of up to a total of 300,000 shares of Common Stock to participating employees.

     All employees of the Company and all employees of any participating subsidiaries whose customary employment is more than 20 hours per week and more than three months in any calendar year are eligible to participate in the Purchase Plan. Under the terms of the Purchase Plan, the price per share paid by each participant on the last day of the Offering Period (as defined therein) is an amount equal to 85% of the fair market value of the Common Stock on either the first day or the last day of the Offering Period, whichever is lower. The Purchase Plan terminates on December 31, 2009 or such earlier date as the Board of Directors determines. The Purchase Plan will terminate in any case when all or substantially all of the unissued shares of stock reserved for the purposes of the Purchase Plan have been purchased. Upon termination of the Purchase Plan all amounts in the accounts of participating employees will be promptly refunded.

     The first payment period of the Purchase Plan began on October 6, 1999 and ended on February 29, 2000. An option to purchase up to 500 shares of the Company's common stock was granted to each participant in the plan at the beginning of the payment period.

11.  SUBSEQUENT EVENTS (UNAUDITED)

     The Company has adopted the DSL.net 401(k) Profit Sharing Plan which will become effective on April 1, 2000. Employees meeting certain age and service requirements are eligible to participate in this plan. The Company may elect to make matching contributions at its discretion.

     In March, 2000, the Company completed an offering of 5,750,000 shares of its common stock, including the exercise of the underwriters' overallotment option. The offering resulted in proceeds to the Company of approximately $141,625,000, net of underwriting discounts and commissions and estimated offering expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during DSL.net's two most recent fiscal years.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the Sections "Election of Directors," "Occupations of Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" from the registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 25, 2000, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year ended December 31, 1999, is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the Sections "Compensation and Other Information Concerning Directors and Officers" and "Stock Performance Graph" from the registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 25, 2000, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year ended December 31, 1999, is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the Section "Securities Ownership of Certain Beneficial Owners and Management" from the registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 25, 2000, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year ended December 31, 1999, is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the Sections "Compensation and Other Information Concerning Directors and Officers" and "Certain Relationships and Related Transactions" from the registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 25, 2000, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year ended December 31, 1999, is hereby incorporated by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this form 10-K.

          (1) Financial Statements (see "Financial Statements and Supplementary Data" at Item 8 and incorporated herein by reference).

          (2) Financial Statement Schedules (Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto).

          (3)    Exhibits.

     The following exhibits are filed as part of and incorporated by reference into this Form 10-K:

EXHIBIT
  NO.                                   EXHIBIT
-------                                 -------

2.01 Agreement and Plan of Merger, dated as of November 30, 1999, by and among DSL.net, Inc. Long Wharf Mergeco, Inc. and Tycho Networks, Inc. (incorporated by reference to Exhibit 2 filed with our Form 8-K dated as of December 1, 1999).
3.01 Amended and Restated Certificate of Incorporation of DSL.net, Inc. as amended (incorporated by reference to Exhibit 3.02 filed with our registration statement on Form S-1 (File No. 333-80141)).
3.02 Amended and Restated By-laws of DSL.net, Inc. (incorporated by reference to Exhibit 3.03 filed with our registration statement on Form S-1 (File No. 333-80141)).
4.01 Specimen Certificate for shares of DSL.net, Inc.'s Common Stock (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (File No. 333-80141)).
4.02 Description of Capital Stock (contained in the Certificate of Incorporation filed as Exhibit 3.02 filed with our registration statement on Form S-1 (File No. 333-80141)).
4.03 Form of Stock Purchase Warrant dated as of October 12, 1999 between DSL.net, Inc. and certain investors (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (File No. 333-96349)).
4.04 Form of Stock Subscription Warrant dated as of October 12, 1999 by and between DSL.net, Inc. and Comdisco, Inc. (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (File No. 333-96349)).
10.01+ Amended and Restated 1999 Stock Plan (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (File No. 333-80141)).
10.02+ 1999 Employee Stock Purchase Plan (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (File No. 333-80141)).
10.03 Amended and Restated Investors' Rights Agreement dated as of July 16, 1999 between DSL.net, Inc. and the purchasers named therein (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (File No.333-80141)).
10.04 Master Lease Agreement dated as of March 4, 1999 between Comdisco, Inc. and DSL.net, Inc., as modified by the Addendum thereto (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (File No.333-80141)).
10.05 Credit Agreement dated as of May 12, 1999 by and between DSL.net, Inc. and Fleet National

                 Bank (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1
                 (File No. 333-80141)).
10.06 Security Agreement dated as of May 12, 1999 by and between DSL.net, Inc. and Fleet National Bank (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (File No. 333-80141)).
10.07 Lease Agreement dated February 5, 1999 by and between DSL.net, Inc. and Long Wharf Drive, LLC, as amended (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (File No. 333-96349)).
10.08 Amendment No. 1 dated June 9, 1999 to Lease Agreement by and between DSL.net, Inc. and Long Wharf Drive, LLC (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (File No. 333-96349)).
10.09 Amendment No. 2 dated November 9, 1999 to Lease Agreement by and between DSL.net, Inc. and Long Wharf Drive, LLC (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (File No. 333-96349)).
10.10 Amendment No. 3 dated January 20, 2000 to Lease Agreement by and between DSL.net, Inc. and Long Wharf Drive, LLC (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (File No. 333-96349)).
10.11 Amended and Restated Shareholders' Agreement, as amended, by and among DSL.net, Inc. and certain investors (incorporated by reference to Exhibit 10.08 filed with our registration statement on Form S-1 (File No. 333-80141)).
10.12+ Additional Compensation Agreement dated as of December 29, 1998 between DSL.net, Inc. and David Struwas (incorporated by reference to Exhibit 10.18 filed with our registration statement on Form S-1 (File No. 333-80141)).
10.13 On-Net Service Agreement dated February 2, 1999 by and between DSL.net, Inc. and MCI Worldcom Technologies, Inc., as amended (incorporated by reference to Exhibit 10.22 filed with our registration statement on Form S-1 (File No. 333-96349)).
10.14 Amendment No. 1 to Amended and Restated Investors' Rights Agreement (incorporated by reference to Exhibit 10.21 filed with our registration statement on Form S-1 (File No. 333-80141)).
21.01            Subsidiaries of DSL.net, Inc.
23.01            Consent of PricewaterhouseCoopers LLP.
24.01            Power of Attorney (see signature page hereto).
27.01            Financial Data Schedule

-----------

+ Indicates a management contract or any compensatory plan, contract or arrangement.

(b)       Reports on Form 8-K

          (1) Current Report on Form 8-K filed with the Commission on November 2, 1999, which announced third quarter operating results and revised the net loss per common share for the six months ended June 30, 1999.

          (2) Current Report on Form 8-K filed with the Commission on December 15, 1999, which summarizes the terms of DSL.net's acquisition of the outstanding stock of Tycho Networks, Inc. on December 1, 1999.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                          DSL.NET, INC.
                                          (Registrant)

Dated: March 30, 2000                     By:  /s/ David F. Struwas
                                             --------------------------------
                                             DAVID F. STRUWAS
                                             PRESIDENT, CHIEF EXECUTIVE OFFICER
                                               AND DIRECTOR


      We, the undersigned officers and directors of DSL.net, Inc., hereby severally constitute and appoint David F. Struwas, Robert Q. Berlin and Stephen Zamansky, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable DSL.net, Inc. to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                   TITLE(S)                            DATE
---------                                   --------                            ----
/s/ David F. Struwas                        President, Chief Executive          March 30, 2000
----------------------------                Officer and Director
DAVID F. STRUWAS                            (Principal Executive Officer)

/s/ Robert Q. Berlin                        Chief Financial Officer and         March 30, 2000
----------------------------                Vice President, Strategic
ROBERT Q. BERLIN                            Planning (Principal Financial
                                            and Accounting Officer)

/s/ Robert Gilbertson                       Director                            March 28, 2000
----------------------------
ROBERT GILBERTSON

/s/ William J. Marshall                     Director                            March 29, 2000
----------------------------
WILLIAM J. MARSHALL

/s/ William Seifert                         Director                            March 30, 2000
----------------------------
WILLIAM SEIFERT

/s/ James D. Marver                         Director                            March 29, 2000
----------------------------
JAMES D. MARVER

/s/ Paul K. Sun                             Director                            March 30, 2000
----------------------------
PAUL K. SUN

                   Exhibit Index to Annual Report on Form 10-K
                     for Fiscal Year Ended December 31, 1999


EXHIBIT
  NO.                                   EXHIBIT
-------                                 -------
2.01 Agreement and Plan of Merger, dated as of November 30, 1999, by and among DSL.net, Inc. Long Wharf Mergeco, Inc. and Tycho Networks, Inc. (incorporated by reference to Exhibit 2 filed with our Form 8-K dated as of December 1, 1999).
3.01 Amended and Restated Certificate of Incorporation of DSL.net, Inc. as amended (incorporated by reference to Exhibit 3.02 filed with our registration statement on Form S-1 (File No. 333-80141)).
3.02 Amended and Restated By-laws of DSL.net, Inc. (incorporated by reference to Exhibit 3.03 filed with our registration statement on Form S-1 (File No. 333-80141)).
4.01 Specimen Certificate for shares of DSL.net, Inc.'s Common Stock (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (File No. 333-80141)).
4.02 Description of Capital Stock (contained in the Certificate of Incorporation filed as Exhibit 3.02 filed with our registration statement on Form S-1 (File No. 333-80141)).
4.03 Form of Stock Purchase Warrant dated as of October 12, 1999 between DSL.net, Inc. and certain investors (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (File No. 333-96349)).
4.04 Form of Stock Subscription Warrant dated as of October 12, 1999 by and between DSL.net, Inc. and Comdisco, Inc. (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (File No. 333-96349)).
10.01+ Amended and Restated 1999 Stock Plan (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (File No. 333-80141)).
10.02+ 1999 Employee Stock Purchase Plan (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (File No. 333-80141)).
10.03 Amended and Restated Investors' Rights Agreement dated as of July 16, 1999 between DSL.net, Inc. and the purchasers named therein (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (File No.333-80141)).
10.04 Master Lease Agreement dated as of March 4, 1999 between Comdisco, Inc. and DSL.net, Inc., as modified by the Addendum thereto (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (File No.333-80141)).
10.05 Credit Agreement dated as of May 12, 1999 by and between DSL.net, Inc. and Fleet National Bank (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (File No. 333-80141)).
10.06 Security Agreement dated as of May 12, 1999 by and between DSL.net, Inc. and Fleet National Bank (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (File No. 333-80141)).
10.07 Lease Agreement dated February 5, 1999 by and between DSL.net, Inc. and Long Wharf Drive, LLC, as amended (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (File No. 333-96349)).
10.08 Amendment No. 1 dated June 9, 1999 to Lease Agreement by and between DSL.net, Inc. and Long Wharf Drive, LLC (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (File No. 333-96349)).
10.09 Amendment No. 2 dated November 9, 1999 to Lease Agreement by and between DSL.net, Inc. and Long Wharf Drive, LLC (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (File No. 333-96349)).
10.10 Amendment No. 3 dated January 20, 2000 to Lease Agreement by and between DSL.net, Inc. and Long Wharf Drive, LLC (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (File No. 333-96349)).
10.11 Amended and Restated Shareholders' Agreement, as amended, by and among DSL.net, Inc. and certain investors (incorporated by reference to Exhibit 10.08 filed with our registration statement on Form S-1 (File No. 333-80141)).
10.12+ Additional Compensation Agreement dated as of December 29, 1998 between DSL.net, Inc. and David Struwas (incorporated by reference to Exhibit 10.18 filed with our registration statement on Form S-1 (File No. 333-80141)).
10.13 On-Net Service Agreement dated February 2, 1999 by and between DSL.net, Inc. and MCI Worldcom Technologies, Inc., as amended (incorporated by reference to Exhibit 10.22 filed with our registration statement on Form S-1 (File No. 333-96349)).
10.14 Amendment No. 1 to Amended and Restated Investors' Rights Agreement (incorporated by reference to Exhibit 10.21 filed with our registration statement on Form S-1 (File No. 333-80141)).
21.01            Subsidiaries of DSL.net, Inc.
23.01            Consent of PricewaterhouseCoopers LLP.
24.01            Power of Attorney (see signature page hereto).
27.01            Financial Data Schedule

-----------

+ Indicates a management contract or any compensatory plan, contract or arrangement.