Form 10-Q
period 2000-03-31
DSL NET INC
filed 2000-05-15
CIK 1085866

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            Yes  [X]  No  [ ]


     As of May 10, 2000, the registrant had 65,234,468 shares of Common Stock outstanding.


================================================================================

                                  DSL.NET, INC.

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

                         Part I - Financial Information


Item 1. Consolidated Financial Statements .................................  3

         Consolidated Balance Sheets at December 31, 1999 and
            March 31, 2000.................................................  3

         Consolidated Statements of Operations for the three
            months ended March 31, 1999 and 2000...........................  4

         Consolidated Statements of Cash Flows for the three
            months ended March 31, 1999 and 2000...........................  5

         Notes to Consolidated Financial Statements........................  6

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................  7

Item 3. Quantitative and Qualitative Disclosures about Market Risk......... 10


                           Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds.......................... 11

Item 6. Exhibits and Reports on Form 8-K................................... 11

Signatures................................................................. 12

Exhibit Index.............................................................. 13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  DSL.NET, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31,         MARCH 31,
                                                                             1999               2000
                                                                        -------------      -------------
                                   ASSETS                                                   (UNAUDITED)
Current assets:
      Cash and cash equivalents                                         $  66,178,261      $ 177,324,520
      Marketable securities                                                13,274,183          8,325,949
      Accounts receivable (net of allowance of $62,603and $117,603,
      respectively)                                                           318,516            774,080
      Prepaid expenses and other current assets                             1,043,935          1,834,935
                                                                        -------------      -------------
      Total current assets                                                 80,814,895        188,259,484
Fixed assets (net of accumulated depreciation and amortization of
      $1,787,747 and  $4,052,743, respectively)                            32,664,924         53,599,361
Goodwill and other intangible assets, net                                   3,420,135          3,238,111
Other assets                                                                  731,818            789,773
                                                                        -------------      -------------
      Total assets                                                      $ 117,631,772      $ 245,886,729
                                                                        =============      =============
               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable                                                  $   9,587,186      $  10,970,714
      Accrued liabilities                                                   3,173,173          3,785,070
      Accrued salaries                                                        848,841          1,023,723
      Deferred revenue                                                        234,061            409,016
      Current portion of capital leases payable                               715,953            729,171
      Current portion of notes payable                                        281,316            735,880
                                                                        -------------      -------------
      Total current liabilities                                            14,840,530         17,653,574
Capital lease obligation                                                      892,906            706,183
Notes payable                                                               1,165,450          1,913,317
                                                                        -------------      -------------
      Total liabilities                                                    16,898,886         20,273,074
                                                                        -------------      -------------
Commitments and contingencies

Stockholders' equity:
Common stock, $0.0005 par value; 200,000,000 shares authorized;
     58,382,196 and 64,337,227 shares issued and outstanding,
     respectively                                                              29,191             32,169
Additional paid-in capital                                                141,245,583        278,770,365
Deferred compensation                                                     (13,361,940)        (7,670,648)
Accumulated deficit                                                       (27,179,948)       (45,518,231)
                                                                        -------------      -------------
      Total stockholders' equity                                          100,732,886        225,613,655
                                                                        -------------      -------------
Total liabilities and stockholders' equity                              $ 117,631,772      $ 245,886,729
                                                                        =============      =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  DSL.NET, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                    THREE MONTHS ENDED
                                                                          MARCH 31,
                                                               ------------------------------
                                                                   1999              2000
                                                               ------------      ------------
Revenue                                                        $     48,188      $  1,737,306
                                                               ------------      ------------
Operating expenses:
       Network and operations (excluding $20,988 and
          $129,345 of stock compensation, respectively)             264,457        11,367,972
       Sales and marketing (excluding $19,536 and $268,286
          of stock compensation, respectively)                      129,375         4,988,235
       General and administrative (excluding $781,736 and
          $1,130,805 of stock compensation, respectively)           525,184         3,703,940
       Stock compensation                                           822,260         1,528,436
                                                               ------------      ------------
       Total operating expenses                                   1,741,276        21,588,583
                                                               ------------      ------------
Operating loss                                                   (1,693,088)      (19,851,277)
                                                               ------------      ------------
Interest income, net                                                  6,474         1,521,225
Other expense, net                                                     --               8,231
                                                               ------------      ------------
       Net loss                                                $ (1,686,614)     $(18,338,283)
                                                               ============      ============

Net loss per share-basic and diluted                           $      (0.51)     $      (0.33)
                                                               ============      ============

Shares used in computing net loss per share                       3,282,640        55,694,451
                                                               ============      ============








THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  DSL.NET, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                   1999               2000
                                                                              -------------      -------------
Cash flows from operating activities:
     Net loss                                                                 $  (1,686,614)     $ (18,338,283)

     Reconciliation of net loss to net cash used in operating activities:
         Depreciation and amortization                                               48,165          2,456,356
         Non-cash compensation expense                                              822,260          1,528,436
         Net changes in current assets and liabilities:
              Decrease / (increase) in accounts receivable                            5,600           (455,564)
              Increase in other current assets                                     (335,990)          (791,000)
              Increase in other assets                                                 --              (57,958)
              (Decrease) / increase  in accounts payable                           (130,954)         1,383,528
              Increase in accrued liabilities                                       729,036            786,780
              Increase in deferred revenue                                            5,189            174,955
                                                                              -------------      -------------
                  Net cash used in operating activities                            (543,308)       (13,312,750)
                                                                              -------------      -------------
Cash flows from investing activities:
         Sale of marketable securities                                                 --            4,948,234
         Purchase of fixed assets                                                (1,509,826)       (23,199,433)
                                                                              -------------      -------------
                  Net cash used in investing activities                          (1,509,826)       (18,251,199)
                                                                              -------------      -------------
Cash flows from financing activities:
         Proceeds from preferred stock issuance                                   3,308,491               --
         Proceeds from equipment notes payable                                       93,059               --
         Proceeds from equipment credit facility                                       --            1,202,431
         Proceeds from common stock issuances                                          --          141,690,615
         Payments on equipment notes payable                                        (66,667)              --
         Principal payments under capital lease obligation                           (2,790)          (182,838)
                                                                              -------------      -------------
                  Net cash provided by financing activities                       3,332,093        142,710,208
                                                                              -------------      -------------
Net increase in cash and cash equivalents                                         1,278,959        111,146,259
Cash and cash equivalents at beginning of period                                     39,479         66,178,261
                                                                              -------------      -------------
Cash and cash equivalents at end of period                                    $   1,318,438      $ 177,324,520
                                                                              =============      =============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

1.  Summary of Significant Accounting Policies

A.  Basis of Presentation

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

    The financial statements at March 31, 2000 and for the three months ended March 31, 1999 and 2000 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of financial position and operating results. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of results that may be expected for any future periods.

    The accompanying unaudited interim financial statements have been prepared with the assumption that users of the interim financial information have either read or have access to the Company's audited financial statements for the year ended December 31, 1999. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the Company's December 31, 1999 audited financial statements have been omitted from these unaudited interim financial statements. These financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions, rules and regulations. While management believes the disclosures presented are adequate to make these financial statements not misleading, these financial statements should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which has been filed with the Securities and Exchange Commission.

B.  Earnings (Loss) Per Share

    Basic earnings per share is computed by dividing income or loss applicable to common shareholders by the weighted average number of shares of the Company's common stock outstanding during the period, after giving consideration to shares subject to repurchase.

    Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. The diluted earnings per share amount has not been reported because the Company has a net loss and the impact of the assumed exercise of the stock options and warrants is not dilutive.

2.  Stockholders' Equity

    In March, 2000, the Company completed a public offering of 5,750,000 shares of common stock, including the exercise of the underwriters' overallotment option, at an offering price of $26.00 per share. Net proceeds to the Company from this offering were approximately $141,573,000 after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

    In the first quarter, the Company recorded non-cash compensation expense of $870,000 relating to the vesting of stock options held by members of the Company's former advisory board. The advisory board was dissolved in the first quarter and therefore the related unamortized deferred compensation balance of $4,163,000 related to unvested stock options held by advisory board members was reclassified against additional paid-in capital. The remaining unamortized deferred compensation balance of approximately $7,671,000 as of March 31, 2000, relating to stock options and restricted stock held by employees and directors, is being amortized over the respective remaining vesting periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion of the financial condition and results of operations of DSL.net should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 1999, which has been filed with the Securities and Exchange Commission.

OVERVIEW

    We provide high-speed data communications and Internet solutions using digital subscriber line (DSL) technology to small and medium sized businesses, primarily located in second and third tier cities. We began providing service in May 1998 and provided service in 186 cities as of March 31, 2000.

    We have incurred operating losses and net losses for each month since our formation. For the periods ended March 31, 2000 and December 31, 1999, we have experienced net cash outflows from operating and investing activities. As of March 31, 2000 and December 31, 1999, we had accumulated deficits of approximately $45,518,000 and $ 27,180,000, respectively. We intend to continue to increase our operating expenses and capital expenditures in an effort to rapidly expand our network infrastructure and service areas. We expect to incur substantial operating losses, net losses and net operating cash outflows during our network build-out and during the initial penetration of each new market we enter. Our losses and net operating cash outflows are expected to continue and to increase as we expand our operations.

RESULTS OF OPERATIONS

    REVENUE. Revenue increased to approximately $1,737,000 for the three months ended March 31, 2000 from approximately $48,000 for the three months ended March 31, 1999. This increase was primarily attributable to the increased number of customers subscribing for our services, resulting from our increased sales and marketing efforts and the expansion of our network. We expect revenue to increase in future periods as we expand our network within our existing regions, deploy our network into new regions and increase our sales and marketing efforts in all of our regions.

    NETWORK AND OPERATIONS. Network and operations expenses increased to approximately $11,368,000 for the three months ended March 31, 2000 from approximately $264,000 for the three months ended March 31, 1999. Included in network and operations expense for the quarter ended March 31, 2000 is approximately $420,000 of contracted customer premise wiring costs and approximately $235,000 of other up front customer promotional costs. The significant increase in total network and operations expenses was primarily attributable to the expansion of our network, increased number of customers subscribing for our services and increased costs resulting from the addition of personnel. We expect network and operations costs to increase significantly in future periods as we continue to expand our network and customer base.

    Depreciation and amortization expense was approximately $2,456,000 and $48,000 for the three months ended March 31, 2000 and 1999, respectively. This expense increased as more of our network became operational and as we increased capital expenditures to expand.

    SALES AND MARKETING. Sales and marketing expenses were approximately $4,988,000 and $129,000 for the three months ended March 31, 2000 and 1999, respectively. Included in sales and marketing expense for the quarter ended March 31, 2000 is approximately $1,704,000 of advertising and other marketing programs. The significant increase in total sales and marketing expense was principally attributable to an increase in marketing and promotional activities and increases in sales and marketing personnel. Sales and marketing expenses are expected to increase significantly as we continue to expand our business into new markets.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were approximately $3,704,000 and $525,000 for the three months ended March 31, 2000 and 1999, respectively. The increase in general and administrative expenses was principally the result of increases in the number of employees and the development of our operating infrastructure.

    STOCK COMPENSATION. We incurred stock compensation expenses of approximately $1,528,000 and $822,000 for the three months ended March 31, 2000 and 1999, respectively. These expenses consisted of charges and amortization related to stock options and restricted stock granted to our employees, directors and advisors.

    INTEREST INCOME NET. Net interest income for the three months ended March 31, 2000 was approximately $1,521,000 as compared to approximately $6,000 for the three months ended March 31, 1999. This increase was primarily due to an increase in our cash balances as a result of the issuance of preferred stock and our public offerings in 1999 and 2000.

    NET LOSS. Net loss was approximately $18,338,000 and $1,687,000 for the three months ended March 31, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our capital expenditures and operations primarily with the proceeds from stock issuances and borrowings. We had cash, cash equivalents and marketable securities of approximately $185,650,000 as of March 31, 2000. Our working capital as of March 31, 2000 was approximately $170,606,000.

    Net cash provided by financing activities for the three months ended March 31, 2000 was approximately $142,710,000. This cash primarily resulted from the sale of our common stock. During March, 2000, we completed a public offering of 5,750,000 shares of our common stock, resulting in proceeds to the Company of approximately $141,573,000, net of underwriting discounts and commissions and estimated offering expenses payable by the Company. We have used, and intend to continue using, the proceeds from our financing activities primarily to implement our business plan and for working capital.

    In March 1999, we entered into a 36-month lease facility to finance the purchase of up to an aggregate of $2,000,000 of equipment. At March 31, 2000, approximately $839,000 was outstanding under this lease facility. Amounts financed under this lease facility bear an interest rate of 8% or 9%, depending on the type of equipment, and are secured by the financed equipment.

    In addition, approximately $2,649,000 was outstanding at March 31, 2000 under a $5,000,000 bank line of credit, which can be used to finance qualified equipment purchases. Amounts borrowed under this line of credit generally bear interest at the sum of 1% plus the higher of the bank's prime rate of interest and the federal funds rate plus 0.5%. As of March 31, 2000, amounts outstanding under this line of credit bore interest at the annual rate of 10.0% and are secured by a lien on certain of our equipment. Borrowings under the line of credit are restricted based on the value of the equipment securing the line of credit. In addition, the line of credit also contains certain covenants, including covenants requiring us to maintain certain financial ratios and limitations relating to, among other things, new indebtedness, the creation of liens, types of investments, mergers, consolidations and the transfer of all or substantially all of our assets. The line of credit expires in May 2000, at which time amounts outstanding convert to a 36-month term loan.

    In February 1999, we leased office space and subsequently have leased additional space in New Haven, Connecticut. Annual minimum lease payments under these leases are approximately $1,125,000 for each of the years 2000 through 2002, and approximately $900,000, $745,000 and $279,000 for 2003, 2004 and 2005,
respectively.

    For the three months ended March 31, 2000, the net cash used in our operating activities was approximately $13,313,000. This cash was used for a variety of operating expenses, including salaries, consulting and legal expenses, network operations, marketing and promotional activities and overhead expenses. Our net operating cash outflows are expected to continue and to increase as we expand our operations.

    Net cash used in investing activities for the three months ended March 31, 2000 was approximately $18,251,000. Approximately $23,199,000 was used for the purchase of equipment and payment of collocation costs, which was offset by proceeds from the sale of marketable securities of approximately $4,948,000.

    The development and expansion of our business requires significant capital expenditures. The principal capital expenditures incurred to enter each market include the procurement, design and construction of the space in traditional telephone companies' central offices where we deploy our equipment, and the purchase and installation of all necessary equipment. Capital expenditures, including collocation fees, were approximately $23,199,000 for the three months ended March 31, 2000. We currently anticipate spending an aggregate of approximately $50 million for capital expenditures for the balance of 2000. The planned capital expenditures are primarily for the procurement, design and construction of central office spaces and the purchase and installation of the equipment necessary for us to provide our services, as well as for the continued development of our information and management systems, including our operations support systems. The actual amounts and timing of our capital expenditures will vary depending on the speed at which we are able to expand and implement our network and could differ materially both in amount and timing from our current plans.

    We believe that our existing cash and short-term investments, amounts available under our equipment lease and credit facilities and cash generated from operations, will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements into the second half of 2001. We intend to use these cash resources to continue building our network and for working capital and other general corporate purposes. We may also use a portion of these cash resources to acquire complementary businesses. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including revenue growth, if any, planned capital expenditures, and the extent and timing of our entry into target markets.

    We expect our operating losses, net operating cash outflows and capital expenditures to increase as we expand our network. We expect that additional financing will be required in the future. We may attempt to raise financing through some combination of commercial bank borrowings, leasing, vendor financing and the sale of equity or debt securities.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In December 1999, the staff of the Securities and Exchange Commission issued its Staff Accounting Bulletin ("SAB ") No. 101, REVENUE RECOGNITION. SAB No. 101 provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. Changes in accounting policies to apply the guidance of SAB No. 101, as amended by SAB No. 101A, must be adopted by recording the cumulative effect of the change in the fiscal quarter ending June 30, 2000. Management has not yet determined the effect SAB No. 101 will have, if any, on its accounting policies or the amount of the cumulative effect to be recorded from adopting SAB No. 101. If we are required to modify our current method of revenue recognition in order to be in compliance with SAB No.101 and/or adopt any other new accounting pronouncements, we may report lower revenue and costs or the deferral of revenue and costs to be recognized over future periods.

FORWARD LOOKING STATEMENTS

    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements contained in this report, which are not historical facts, may be deemed to contain forward-looking statements. These statements relate to future events or our future financial performance, and are identified by terminology such as "may," "might," "will," "should," "expect," "scheduled," "plan," "intend," "anticipate," "believe," "estimate," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include those described under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 1999, which has been filed with the Securities and Exchange

Commission. The risks and uncertainties include, among other things, (i) our limited operating history, which makes it difficult to evaluate our business and prospects; (ii) the difficulty of predicting the new and rapidly evolving high-speed data communications industry; (iii) our history of, and expectation of additional, losses and negative operating cash flow; (iv) our unproven business model, which may not be successful; (v) our failure to achieve or sustain market acceptance at desired pricing levels, which could impair our ability to achieve profitability or positive cash flow; (vi) our ability to negotiate, enter into and renew interconnection and collocation agreements with traditional local telephone companies; (vii) the possibility of disappointing quarterly revenue or operating results, which could cause the price of our common stock to fall; (viii) the intense competition in the high-speed data communications industry, which may negatively affect the number of our customers and the pricing of our services; (ix) regulatory, legislative and judicial developments, which could adversely affect the way we operate our business; (x) our reliance on outside vendors and service providers, including the traditional local telephone companies; and (xi) our ability to recruit and retain qualified personnel and to manage the growth of our network and our operations. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise the information contained in this report, whether as a result of new information, future events or circumstances or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We have no derivative financial instruments in our cash and cash equivalents. We invest our cash and cash equivalents in investment-grade, highly liquid investments, consisting of commercial paper, bank certificates of deposit and corporate bonds.

    Our exposure to market risk for changes in interest rates relates primarily to borrowings under our bank line of credit. These borrowings bear interest at variable rates and the fair value of this indebtedness is not significantly affected by changes in market interest rates. An effective increase or decrease of 10% in the current effective interest rates under the credit facility would not have a material effect on our results of operations or cash flow.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    We sold 7,200,000 shares of our common stock in our initial public offering, pursuant to our final prospectus dated October 6, 1999. This prospectus was contained in our Registration Statement on Form S-1 (SEC File No. 333-80141), which was declared effective by the Securities and Exchange Commission on October 5, 1999. All of the shares of common stock covered by the Registration Statement were sold. The initial public offering closed on October 12, 1999 and the sale of 1,026,000 additional shares pursuant to the exercise of the overallotment option granted to the underwriters closed on November 8, 1999. Net proceeds to DSL.net, excluding the exercise of the overallotment option and after deduction of underwriting discounts and commissions and offering expenses payable by DSL.net, approximated $48.5 million and net proceeds from the exercise of the overallotment option, after deduction of underwriting discounts and commissions and offering expenses payable by DSL.net, approximated $7.2 million. The aggregate amount of expenses incurred by DSL.net through March 31, 2000 in connection with the issuance and distribution of the shares of common stock offered and sold in the initial public offering, including the exercise of the overallotment option, was approximately $5.9 million, including $4.1 million in underwriting discounts and commissions, and $1.8 million in other expenses. None of the expenses paid by DSL.net in connection with the initial public offering or the exercise of the overallotment option were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of DSL.net's equity securities, or affiliates of DSL.net. As of March 31, 2000, we have used approximately $9.8 million of the net proceeds from our initial public offering for working capital purposes and approximately $16.2 million for the build out of our network and other capital expenditures. The balance of the net proceeds from the initial public offering, including the underwriters' exercise of the overallotment option, has been invested primarily in marketable, investment-grade securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibits

      EXHIBIT
      -------
        NO.                             EXHIBIT
        ---                             -------

       11.01       Statement of Computation of Basic and Diluted Net Loss Per
                   Share

       27.01       Financial Data Schedule


          (b)     Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K/A on February 8, 2000 which included financial statements and pro forma financial statements of Tycho Networks, Inc. which were omitted from a Current Report of Form 8-K filed on December 15, 1999.

                                    Signature

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     DSL.NET, INC.



                                     By: /s/ ROBERT Q. BERLIN
                                         -----------------------
                                         Robert Q. Berlin
                                         Vice President, Strategic Planning and
                                         Chief Financial Officer


Date:   May 12, 2000

                                  Exhibit Index
      EXHIBIT
      -------
        NO.                               EXHIBIT
        ---                               -------

       11.01       Statement of Computation of Basic and Diluted Net Loss Per
                   Share

       27.01       Financial Data Schedule