Form 10-Q
period 2000-06-30
DSL NET INC
filed 2000-08-14
CIK 1085866

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000
                                       OR
      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                    Yes  X   No
                                        ---     ---

     As of August 11, 2000, the registrant had 65,874,882 shares of Common Stock outstanding.

================================================================================

                                  DSL.NET, INC.

                                      INDEX


                                                                                                    Page
                                                                                                   Number
                                                                                                   ------
                         Part I - Financial Information
Item 1.         Consolidated Financial Statements ...................................................  3

                 Consolidated Balance Sheets at December 31, 1999 and
                    June 30, 2000....................................................................  3

                 Consolidated Statements of Operations for the Three and Six Months Ended
                    June 30, 1999 and 2000...........................................................  4

                 Consolidated Statements of Cash Flows for the Six Months Ended
                    June 30, 1999 and 2000...........................................................  5

                 Notes to Consolidated Financial Statements..........................................  6

Item 2.         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..............................................................  8

Item 3.         Quantitative and Qualitative Disclosures about Market Risk........................... 11


                           Part II - Other Information

Item 2.         Changes in Securities and Use of Proceeds............................................ 12

Item 4.         Submission of Matters to a Vote of Security Holders.................................. 13

Item 6.         Exhibits and Reports on Form 8-K..................................................... 14

Signatures      ..................................................................................... 15

Exhibit Index   ..................................................................................... 16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  DSL.NET, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                             JUNE 30,         DECEMBER 31,
                                                                               2000               1999
                                                                          -------------      -------------
                                   ASSETS                                  (UNAUDITED)
Current assets:
      Cash and cash equivalents                                           $ 134,695,782      $  66,178,261
      Marketable securities                                                   4,221,723         13,274,183
      Accounts receivable (net of allowances of $275,099 and $62,603,         1,777,302            318,516
      respectively)
      Prepaid expenses and other current assets                               1,788,882          1,043,935
                                                                          -------------      -------------
      Total current assets                                                  142,483,689         80,814,895
Fixed assets (net of accumulated depreciation and amortization of
      $8,412,713 and  $1,787,747, respectively)                              74,710,305         32,664,924
Goodwill and other intangible assets (net of accumulated amortization
      of $1,083,884  and $63,306, respectively)                              25,454,399          3,420,135
Other assets                                                                  1,556,604            731,818
                                                                          -------------      -------------
      Total assets                                                        $ 244,204,997      $ 117,631,772
                                                                          =============      =============
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                    $  17,362,944      $   9,587,186
      Accrued liabilities                                                     8,547,963          3,173,173
      Accrued salaries                                                        2,020,685            848,841
      Deferred revenue                                                          980,175            234,061
      Current portion of capital leases payable                               1,088,075            715,953
      Current portion of notes payable                                        1,458,492            281,316
                                                                          -------------      -------------
      Total current liabilities                                              31,458,334         14,840,530
Capital lease obligation                                                      1,602,705            892,906
Notes payable                                                                 2,909,515          1,165,450
                                                                          -------------      -------------
      Total liabilities                                                      35,970,554         16,898,886
                                                                          -------------      -------------
Commitments and contingencies

Stockholders' equity
Common stock, $0.0005 par value; 200,000,000 shares authorized;
     65,829,009 and 58,382,196 shares issued and outstanding,                    32,914             29,191
     respectively
Additional paid-in capital                                                  288,012,515        141,245,583
Deferred compensation                                                        (7,006,124)       (13,361,940)
Accumulated deficit                                                         (72,804,862)       (27,179,948)
                                                                          -------------      -------------
      Total stockholders' equity
                                                                            208,234,443        100,732,886
                                                                          -------------      -------------
Total liabilities and stockholders' equity                                $ 244,204,997      $ 117,631,772
                                                                          =============      =============

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                                  DSL.NET, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                ------------------------------      ------------------------------
                                                    2000              1999              2000              1999
                                                ------------      ------------      ------------      ------------
Revenue                                         $  3,785,626      $    135,985      $  5,522,932      $    184,173
                                                ------------      ------------      ------------      ------------

Operating expenses:
       Network and operations                     19,327,314         1,218,171        30,695,286         1,482,628
       Sales and marketing                         7,814,040         1,106,214        12,802,275         1,235,589
       General and administrative                  5,648,314         1,028,829         9,352,255         1,554,013
       Stock compensation                            664,524         1,794,545         2,192,960         2,616,805
                                                ------------      ------------      ------------      ------------
       Total operating expenses                   33,454,192         5,147,759        55,042,776         6,889,035
                                                ------------      ------------      ------------      ------------
Operating loss                                   (29,668,566)       (5,011,774)      (49,519,844)       (6,704,862)
                                                ------------      ------------      ------------      ------------
Interest (income), net                            (2,372,340)         (201,141)       (3,893,565)         (207,615)
Other (income), net                                   (9,593)                0            (1,362)                0
                                                ------------      ------------      ------------      ------------
       Net loss                                 $(27,286,633)     $ (4,810,633)     $(45,624,917)     $ (6,497,247)
                                                ============      ============      ============      ============
Exchange of Preferred Stock                                0        11,998,000                 0        11,998,000
                                                ------------      ------------      ------------      ------------
Loss applicable to common stock                 $(27,286,633)     $(16,808,633)     $(45,624,917)     $(18,495,247)
                                                ============      ============      ============      ============
Net loss per share-basic and diluted            $      (0.45)     $      (2.45)     $      (0.78)     $      (3.63)
                                                ============      ============      ============      ============
Shares used in computing net loss per share       61,257,149         6,874,276        58,475,800         5,088,380
                                                ============      ============      ============      ============








The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                                  DSL.NET, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                              --------------------------------
                                                                                   2000               1999
                                                                              -------------      -------------
Cash flows from operating activities:
     Net loss                                                                 $ (45,624,914)     $  (6,497,247)

     Reconciliation of net loss to net cash used in operating activities:
         Depreciation and amortization                                            7,706,209            236,282
         Non-cash compensation expense                                            2,192,960          2,616,805
         Net changes in current assets and liabilities:
              Increase in accounts receivable                                    (1,011,408)           (35,440)
              Increase in other current assets                                     (394,145)          (304,912)
              Increase in other assets                                             (283,417)          (896,338)
              Increase in accounts payable                                        6,231,556          1,198,993
              Increase in accrued liabilities                                     2,870,076            890,075
              Increase in deferred revenue                                          180,396             24,886
                                                                              -------------      -------------
                  Net cash used in operating activities                         (28,132,687)        (2,766,896)
                                                                              -------------      -------------

Cash flows from investing activities:
         Sale / (purchase) of marketable securities                               9,052,460         (5,528,091)
         Purchase of fixed assets                                               (46,500,377)        (6,133,618)
         Acquisition of businesses, net of cash acquired                        (10,646,713)              --
         Other Investments                                                         (500,001)              --
                                                                              -------------      -------------
                  Net cash used in investing activities                         (48,594,631)       (11,661,709)
                                                                              -------------      -------------

Cash flows from financing activities:
         Proceeds from preferred stock issuance                                        --           43,217,305
         Proceeds from common stock issuance                                    141,964,889               --
         Proceeds from equipment leases                                           1,059,361            980,370
         Proceeds from credit facility                                            2,788,376            786,907
         Payments on equipment notes payable                                           --              (66,667)
         Principal payments under capital lease obligation                         (567,787)           (58,086)
                                                                              -------------      -------------
                  Net cash provided by financing activities                     145,244,839         44,859,829
                                                                              -------------      -------------

Net increase in cash and cash equivalents                                        68,517,521         30,431,224
Cash and cash equivalents at beginning of period                                 66,178,261             39,479
                                                                              -------------      -------------

Cash and cash equivalents at end of period                                    $ 134,695,782      $  30,470,703
                                                                              =============      =============





The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


1.       Summary of Significant Accounting Policies

A.  Basis of Presentation

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

    The financial statements at June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of financial position and operating results. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of results that may be expected for any future periods.

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


2.  Stockholders' Equity

    In March 2000, the Company completed a public offering of 5,750,000 shares of common stock, including the exercise of the underwriters' overallotment option, at an offering price of $26.00 per share. Net proceeds to the Company from this offering were approximately $141,181,000 after deducting underwriting discounts and commissions and offering expenses payable by the Company.

    In the first quarter, the Company recorded non-cash compensation expense of $870,000 relating to the vesting of stock options held by members of the Company's former advisory board. The advisory board was dissolved in the first quarter of 2000 and, therefore, the unamortized deferred compensation balance of $4,163,000 related to unvested stock options held by advisory board members was reclassified against additional paid-in capital. The Company's remaining unamortized deferred compensation balance of approximately $7,006,000 as of June 30, 2000, relating to stock options and restricted stock held by employees and directors, is being amortized over the respective remaining vesting periods.

    In conjunction with the Company's acquisition of Vector Internet Services, Inc. (VISI), described in Note 3 below, the Company issued purchase consideration that included 286,392 shares of common stock having a value of $2,315,000. The Company also assumed VISI employee stock options that can be exercised for 898,926 shares of DSL.net, Inc. common stock. These options were valued at $6,654,000 at the time of the acquisition.

3.  Acquisitions

    On April 3, 2000, the Company acquired certain assets and liabilities of Trusted Net Media Holdings, LLC (Trusted Net). The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The approximate net purchase price of $2,500,000, excluding transaction costs, consisted of cash payments at closing of approximately $2,097,000; amounts due to selling stockholders after the closing of approximately $350,000; and net liabilities assumed of approximately $53,000. In addition, the Company incurred transaction costs associated with the acquisition of approximately $150,000. The purchase price, including the net liabilities assumed, of $2,650,000 has been recorded as goodwill and is being amortized on a straight-line basis over its estimated useful life of five years. The results of the acquired operations of Trusted Net have been included in the consolidated results of the Company from the date of acquisition.

    On May 26, 2000, the Company acquired Vector Internet Services, Inc. (VISI), an Internet solution provider based in Minneapolis, Minnesota. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The approximate net purchase price of $19,969,000, excluding transaction costs, consisted of cash payments at closing of approximately $8,800,000; amounts due to selling stockholders after the closing of approximately $2,200,000; common stock valued at $2,315,000; and the assumption of VISI employee stock options, which were valued at $6,654,000. In addition, the Company incurred transaction costs associated with the acquisition of approximately $425,000.

    The purchase consideration of the assets acquired and liabilities assumed were allocated based on the fair values as follows: Net assets acquired, $130,000; customer base, $7,878,000; and goodwill, $12,386,000. The customer base was valued based on the expected future net cash flows from customers discounted back to the present value taking into account the expected life cycle of the customer relationships. This amount is being amortized on a straight-line basis over its estimated useful life of three years. The excess of the purchase price over the net identifiable assets has been recorded as goodwill and is being amortized on a straight-line basis over its estimated useful life of five years.

    The results of the VISI operations have been included in the consolidated results of the Company from the date of acquisition. The following table sets forth the unaudited pro forma consolidated financial information of the Company, giving effect to the acquisition of VISI, as if the transaction occurred at the beginning of the periods presented:

                                                         Six Months Ended June 30,
                                                         -------------------------

                                                         2000                 1999
                                                         ----                 ----
Pro forma revenue                                      8,405,000            2,478,000
Pro forma operating loss                             (52,517,000)          (9,328,000)
Pro forma net loss applicable to common shares       (48,623,000)         (21,118,000)
Pro forma net loss per share,
     basic and diluted                                  $  (0.83)            $  (3.93)
Shares used in computing pro forma
     net loss per share                               58,712,910            5,374,772

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

OVERVIEW

    We provide high-speed data communications and Internet solutions using digital subscriber line (DSL) technology to small and medium sized businesses, primarily located in second and third tier cities. We began providing service in May 1998 and offered service in over 300 cities as of June 30, 2000.

    We have incurred operating losses and net losses for each month since our formation. For the period ended June 30, 2000, we have experienced net cash outflows from operating and investing activities. As of June 30, 2000, we had an accumulated deficit of approximately $72,805,000. We intend to continue to increase our operating expenses and incur capital expenditures in an effort to rapidly expand our network infrastructure, service areas and sales and marketing activities. We expect to incur substantial operating losses, net losses and net operating cash outflows during our network build-out and during the initial penetration of each new market we enter. Our losses and net operating cash outflows are expected to continue and to increase as we expand our operations.

RESULTS OF OPERATIONS

    REVENUE. Revenue increased to approximately $5,523,000 for the six months ended June 30, 2000 from approximately $184,000 for the six months ended June 30, 1999. Revenue for the three months ended June 30, 2000 was approximately $3,786,000 compared to $136,000 for the three months ended June 30, 1999. The increase for both periods was primarily attributable to the increased number of customers subscribing for our services and contributions from acquired businesses. We expect revenue to continue to increase in future periods as we expand our network and increase our sales and marketing efforts. We also expect a continuing industry trend toward free installation offerings, which may affect the Company's upfront installation revenue in the future.

    NETWORK AND OPERATIONS. Network and operations expenses increased to approximately $30,695,000 for the six months ended June 30, 2000 from approximately $1,483,000 for the six months ended June 30, 1999. Network and operations expenses for the three months ended June 30, 2000 were approximately $19,327,000 compared to $1,218,000 for the three months ended June 30, 1999. The significant increase in total network and operations expenses was primarily attributable to the expansion of our network, increased number of customers subscribing for our services and increased costs resulting from the addition of personnel. We expect network and operations costs to continue to increase in future periods as we continue to expand our network and customer base.

    Included in network and operations expenses is depreciation and amortization of approximately $5,834,000 and $3,942,000 for the six and three month periods ended June 30, 2000, respectively, as compared to $191,000 for the six months ended June 30, 1999. Depreciation and amortization increased as more of our network facilities became operational and we incurred further capital expenditures in our expansion.

    SALES AND MARKETING. Sales and marketing expenses were approximately $12,802,000 and $1,236,000 for the six months ended June 30, 2000 and 1999, respectively. Sales and marketing expenses for the three months ended June 30, 2000 were $7,814,000 compared to $1,106,000 for the three months ended June 30, 1999. The significant increases in total sales and marketing expense were principally attributable to an increase in marketing and promotional activities and increases in sales and marketing personnel. Sales and marketing expenses are expected to increase as we continue to expand our business.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were approximately $9,352,000 and $1,554,000 for the six months ended June 30, 2000 and 1999, respectively. General and administrative expenses were $5,648,000 for the three months ended June 30, 2000 compared to $1,029,000 for the three months ended June 30, 1999. The increase in general and administrative expenses were principally the result of increases in the number of employees, development of our operating infrastructure and amortization of intangible assets related to recent acquisitions.

    STOCK COMPENSATION. We incurred stock compensation expenses of approximately $2,193,000 and $2,617,000 for the six months ended June 30, 2000 and 1999, respectively, and $665,000 and $1,795,000 for the three months ended June 30, 2000 and June 30, 1999, respectively. These expenses consisted of charges and amortization related to stock options and restricted stock granted to our employees, directors and advisors.

    INTEREST INCOME, NET. Net interest income for the six months ended June 30, 2000 was approximately $3,894,000 as compared to approximately $208,000 for the six months ended June 30, 1999. Net interest income was approximately $2,372,000 and $201,000 for the three months ended June 30, 2000 and 1999, respectively. The increases were primarily due to increases in our cash balances as a result of the issuance of preferred and common stock.

    NET LOSS. Net loss was approximately $45,625,000 and $6,497,000 for the six months ended June 30, 2000 and 1999, respectively, and $27,287,000 and $4,811,000 for the three months ended June 30, 2000 and June 30, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our capital expenditures and operations primarily with the proceeds from stock issuances and borrowings. We had cash, cash equivalents and marketable securities of approximately $138,918,000 as of June 30, 2000. Our working capital as of June 30, 2000 was approximately $111,025,000.

    Net cash provided by financing activities for the six months ended June 30, 2000 was approximately $145,245,000. This cash primarily resulted from the sale of our common stock. During March, 2000, we completed a public offering of 5,750,000 shares of our common stock, resulting in proceeds to the Company of approximately $141,181,000, net of underwriting discounts and commissions and offering expenses payable by the Company. We have used, and intend to continue using, the proceeds from our financing activities primarily to implement our business plan and for working capital.

    In March 1999, we entered into a 36-month lease facility to finance the purchase of up to an aggregate of $2,000,000 of equipment. At June 30, 2000, approximately $1,448,000 was outstanding under this lease facility. Amounts financed under this lease facility bear an interest rate of 8% or 9%, depending on the type of equipment, and are secured by the financed equipment. In May 2000, the Company's bank line of credit expired and the amounts outstanding, approximately $4,376,000, converted to a 36-month term loan. Amounts borrowed under this term loan generally bear interest at the sum of 1% plus the higher of the bank's prime rate of interest and the federal funds rate plus 0.5%. As of June 30, 2000, amounts outstanding under the term loan bore interest at the annual rate of 10.5% and are secured by a lien on certain of our equipment. The term loan contains certain covenants, including covenants requiring us to maintain certain financial ratios and limitations relating to, among other things, new indebtedness, the creation of liens, types of investments, mergers, consolidations and the transfer of all or substantially all of our assets.

    As a result of the development of our operating infrastructure and recent acquisitions, payments due on our office facility operating leases have increased. Annual minimum office facility operating lease payments under these leases are approximately $2,455,000 in 2000, $3,350,000 in 2001, $3,375,000 in
2002, $2,310,000 in 2003 and $1,199,000 in 2004.

    For the six months ended June 30, 2000, the net cash used in our operating activities was approximately $28,133,000. This cash was used for operating expenses, including salaries, consulting and legal expenses, network operations, marketing and promotional activities and overhead expenses. Our net operating cash outflows are expected to continue as we expand our operations.

    Net cash used in investing activities for the six months ended June 30, 2000 was approximately $48,595,000. Approximately $46,500,000 was used primarily for the purchase of equipment and payment of collocation costs and approximately $11,147,000 was used for acquisitions and investments (excluding $2,550,000 which is payable by the Company to selling stockholders at future dates), which was partially offset by proceeds from the sale of marketable securities of approximately $9,052,000.

    The development and expansion of our business requires significant capital expenditures. The principal capital expenditures incurred to enter each market include the procurement, design and construction of the space in traditional telephone companies' central offices where we deploy our equipment, and the purchase and installation of all necessary equipment. Capital expenditures, including collocation fees, were approximately $46,500,000 for the six months ended June 30, 2000. We currently anticipate spending an aggregate of approximately $30 million for capital expenditures for the balance of 2000. The planned capital expenditures are primarily for the procurement, design and construction of central office spaces and the purchase and installation of the equipment necessary for us to provide our services, as well as for the continued development of our information and management systems, including our operations support systems. The actual amounts and timing of our capital expenditures will vary depending on the speed at which we expand and implement our network and could differ materially both in amount and timing from our current plans.

    We believe that our existing cash and short-term investments, amounts available under our equipment lease facilities and cash generated from operations, will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements through the first half of 2001. We intend to use these cash resources to continue building our network and for working capital and other general corporate purposes. We may also use a portion of these cash resources to acquire complementary businesses. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including revenue growth, if any, planned capital expenditures, and the extent and timing of our entry into target markets.

    We expect our operating losses, net operating cash outflows and capital expenditures to continue as we expand our network and operations. We expect that additional financing will be required in the future. We may attempt to raise financing through some combination of commercial bank borrowings, leasing, vendor financing and the sale of equity or debt securities.

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

    We cannot assure you that we will be able to raise sufficient debt or equity capital on terms that we consider acceptable, if at all. If we are unable to obtain adequate funds on acceptable terms, our ability to deploy and operate our network, fund our expansion and operations or respond to competitive pressures would be significantly impaired.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In December 1999, the staff of the Securities and Exchange Commission issued its Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition. SAB No. 101 provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. Changes in accounting policies to apply the guidance of SAB No. 101, as amended by SAB No. 101B, must be adopted by recording the cumulative effect of the change in the fiscal quarter ending December 31, 2000. Management has not yet determined the effect SAB No. 101 will have, if any, on our accounting policies or the amount of the cumulative effect to be recorded from adopting SAB No. 101.

    In March 2000, The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board ("APB") Opinion No. 25." FIN 44 clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Management does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

FORWARD LOOKING STATEMENTS

    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements contained in this report, which are not historical facts, may be deemed to contain forward-looking statements. These statements relate to future events or our future financial performance, and are identified by terminology such as "may," "might," "will," "should," "expect," "scheduled," "plan," "intend," "anticipate," "believe," "estimate," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include, among other things, (i) the industry-wide trend toward free installation of service, which adversely impacts our revenue; (ii) the challenges relating to the timely installation of service for customers, including our dependence on traditional telephone companies to provide acceptable telephone lines in a timely manner, and the traditional telephone companies' reliance on unionized labor; (iii) our need to achieve sustained market acceptance of our services at desired pricing levels; (iv) competition; (v) our extremely limited operating history, which makes it difficult to evaluate our business and prospects; (vi) the difficulty of predicting the new and rapidly evolving high-speed data communications industry; (vii) our history of, and expectation of additional, losses and negative operating cash flow; (viii) our unproven business model, which may not be successful; (ix) our ability to negotiate, enter into and renew interconnection and collocation agreements with traditional local telephone companies; (x) the possibility of disappointing quarterly revenue or operating results, which could cause the price of our common stock to fall; (xi) regulatory, legislative and judicial developments, which could adversely affect the way we operate our business; (xii) our reliance on outside vendors and service providers, including the traditional local telephone companies; and
(xiii) our ability to recruit and retain qualified personnel, establish the necessary infrastructure to support our business, and manage the growth of our network and our operations. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise the information contained in this report, whether as a result of new information, future events or circumstances or otherwise. For additional information regarding these and other risk factors that we face, see the disclosure contained under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 1999, which has been filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We have no derivative financial instruments in our cash and cash equivalents. We invest our cash and cash equivalents in investment-grade, highly liquid investments, consisting of commercial paper, bank certificates of deposit and corporate bonds.

    The Company's exposure to market risk for changes in interest rates relates primarily to borrowings under the Company's bank term loan. These borrowings bear interest at variable rates and the fair value of this indebtedness should not be significantly affected by changes in market interest rates. An effective increase or decrease of 10% in the current effective interest rates under the term loan would not have a material effect on the Company's results of operations or cash flow.

                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    We sold 7,200,000 shares of our common stock in our initial public offering, pursuant to our final prospectus dated October 6, 1999. This prospectus was contained in our Registration Statement on Form S-1 (SEC File No. 333-80141), which was declared effective by the Securities and Exchange Commission on October 5, 1999. All of the shares of common stock covered by the Registration Statement were sold. The initial public offering closed on October 12, 1999 and the sale of 1,026,000 additional shares pursuant to the exercise of the overallotment option granted to the underwriters closed on November 8, 1999. Net proceeds to DSL.net, excluding the exercise of the overallotment option and after deduction of underwriting discounts and commissions and offering expenses payable by DSL.net, approximated $48.5 million and net proceeds from the exercise of the overallotment option, after deduction of underwriting discounts and commissions and offering expenses payable by DSL.net, approximated $7.2 million. The aggregate amount of expenses incurred by DSL.net through June 30, 2000 in connection with the issuance and distribution of the shares of common stock offered and sold in the initial public offering, including the exercise of the overallotment option, was approximately $5.9 million, including $4.1 million in underwriting discounts and commissions, and $1.8 million in other expenses. None of the expenses paid by DSL.net in connection with the initial public offering or the exercise of the overallotment option were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of DSL.net's equity securities, or affiliates of DSL.net. As of June 30, 2000, we have used approximately $21.3 million of the net proceeds from our initial public offering for working capital purposes and approximately $34.4 million for the build out of our network and other capital expenditures. As of June 30, 2000, all proceeds from the initial public offering have been applied.

    On May 26, 2000, DSL.net acquired Vector Internet Services Inc.(VISI), a Minnesota corporation. In connection with this acquisition, an aggregate of 286,392 shares of DSL.net's common stock, $0.0005 par value per share, were issued as partial consideration for the outstanding capital stock of VISI. In addition, DSL.net assumed VISI employee stock options, which became exercisable for an aggregate of 898,926 shares of DSL.net Common Stock.

    An aggregate of 898,926 shares issuable in connection with the exercise of options assumed by DSL.net in the acquisition of VISI were registered with the Securities and Exchange Commission pursuant to a Registration Statement on Form S-8 (SEC File No. 333-39016) filed with the Securities and Exchange Commission on June 9, 2000.

    During the quarter ended June 30, 2000, DSL.net issued 102,737 shares of common stock pursuant to a cashless exercise of a warrant. The warrant had a stated exercise price of $0.90 per share.

    No underwriter was involved in the issuances of securities in connection with the acquisition of VISI or the exercise of the warrant described above. The securities were issued in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder, or, in the case of certain options to purchase common stock and employee stock grants, Rule 701 of the Securities Act. The shares of DSL.net common stock issued in connection with the acquisition of VISI and the warrant exercise are deemed restricted securities for purposes of the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    DSL.net's Annual Meeting of Stockholders was held on May 25, 2000. Holders of an aggregate of 65,023,232 shares of DSL.net common stock at the close of business on April 17, 2000 were entitled to vote at the meeting. At such meeting, the Company's stockholders voted as follows:


    Proposal 1. To elect two members of the board of directors to serve for one year terms as Class I directors, to elect two members of the board of directors to serve for two year terms as Class II directors and to elect two members of the board of directors to serve for three year terms as Class III directors, each such director to serve for such term or until his respective successor has been duly elected and qualified, or until his earlier death, resignation or removal.



                                   Total Vote for   Total Vote Withheld
        Director Name              Each Nominee      from Each Nominee
        -------------              ------------      -----------------


Class I Directors
-----------------

   William Seifert                 50,220,491               44,245

   Paul K. Sun                     50,220,491               44,245

Class II Directors
------------------

   Robert Gilbertson               50,220,491               44,245

   William J. Marshall             50,220,491               44,245

Class III Directors
-------------------

   James D. Marver                 50,220,491               44,245

   David F. Struwas                50,220,491               44,245

    No other persons were nominated, or received votes, for election as directors of DSL.net at the 2000 Annual Meeting of Stockholders.


Proposal 2. To ratify the selection of the firm of PricewaterhouseCoopers LLP as auditors for the fiscal year ending December 31, 2000.



  Total Vote for        Total Vote Against     Abstentions from
    Proposal 2              Proposal 2            Proposal 2
  --------------       -------------------     ----------------

   50,137,689                21,388                105,659

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits



      EXHIBIT
        NO.                            EXHIBIT
        ---                            -------

       10.01 Vector Internet Services, Inc. 1999 Stock Option Plan (incorporated by reference to exhibit 4.4 to our registration statement on Form S-8 (File No. 333-39016))

       10.02 Vector Internet Services, Inc. 1997 Stock Option Plan (incorporated by reference to exhibit 4.5 to our registration statement on Form S-8 (File No. 333-39016))

       11          Statement Re: Computation of Basic and Diluted Net Loss Per
                   Share

       27          Financial Data Schedule


(b)      Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K on June 8, 2000, reporting on Item 2, relating to the Company's acquisition of Vector Internet Services, Inc., which occurred on May 26, 2000.

                                    SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 DSL.NET, INC.



                                                 By: /s/ JOSEPH K. KEYES
                                                    ----------------------------
                                                    Joseph K. Keyes
                                                    Vice President, Finance


Date:   August 14, 2000

                                  Exhibit Index
                                  -------------

      EXHIBIT
        NO.                             EXHIBIT
        ---                             -------

       10.01 Vector Internet Services, Inc. 1999 Stock Option Plan (incorporated by reference to exhibit 4.4 to our registration statement on Form S-8 (File No. 333-39016))

       10.02 Vector Internet Services, Inc. 1997 Stock Option Plan (incorporated by reference to exhibit 4.5 to our registration statement on Form S-8 (File No. 333-39016))

       11          Statement Re: Computation of Basic and Diluted Net Loss Per
                   Share

       27          Financial Data Schedule