Form 10-Q
period 2000-09-30
DSL NET INC
filed 2000-11-14
CIK 1085866

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

     As of November 13, 2000, the registrant had 65,988,655 shares of Common Stock outstanding.

================================================================================

                                  DSL.NET, INC.

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

                         Part I - Financial Information

Item 1.        Consolidated Financial Statements ..........................  3

               Consolidated Balance Sheets at December 31, 1999 and
                 September 30, 2000........................................  3

               Consolidated Statements of Operations for the Three
                 and Nine Months Ended September 30, 1999 and 2000.........  4

               Consolidated Statements of Cash Flows for the Nine
                 Months Ended September 30, 1999 and 2000..................  5

               Notes to Consolidated Financial Statements..................  6

Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................  8

Item 3.        Quantitative and Qualitative Disclosures about Market Risk.. 12


                           Part II - Other Information

Item 6.        Exhibits and Reports on Form 8-K............................ 13

Signature         ......................................................... 14

Exhibit Index     ......................................................... 15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                  DSL.NET, INC.

                                           CONSOLIDATED BALANCE SHEETS

                                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                                   2000                1999
                                                                                   ----                ----
                                                     ASSETS                     (UNAUDITED)
Current assets:
      Cash and cash equivalents                                              $  106,945,286      $   66,178,261
      Marketable securities                                                       2,031,732          13,274,183
      Accounts receivable (net of allowances of $375,099 and $62,603,
        respectively)                                                             2,924,812             318,516
      Prepaid expenses and other current assets                                   1,563,976           1,043,935
                                                                             --------------      --------------
      Total current assets                                                      113,465,806          80,814,895
Fixed assets (net of accumulated depreciation and amortization of
      $13,155,438 and $1,787,747, respectively)                                  85,651,608          32,664,924
Goodwill and other intangible assets (net of accumulated amortization
      of $2,564,669 and $63,306, respectively)                                   23,841,153           3,420,135
Other assets                                                                      2,334,731             731,818
                                                                             --------------      --------------
      Total assets                                                           $  225,293,298      $  117,631,772
                                                                             ==============      ==============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                       $   16,546,795      $    9,587,186
      Accrued liabilities                                                        11,446,362           3,173,173
      Accrued salaries                                                            1,830,178             848,841
      Deferred revenue                                                            1,182,420             234,061
      Current portion of capital leases payable                                   3,072,034             715,953
      Current portion of notes payable                                            1,537,157             281,316
                                                                             --------------      --------------
      Total current liabilities                                                  35,614,946          14,840,530

Capital lease obligation                                                          8,346,815             892,906
Notes payable                                                                     2,501,424           1,165,450
                                                                             --------------      --------------
      Total liabilities                                                          46,463,185          16,898,886
                                                                             --------------      --------------
Commitments and contingencies

Stockholders' equity
Common stock, $0.0005 par value; 200,000,000 shares authorized;
      65,984,017 and 58,382,196 shares issued and outstanding, respectively          32,992              29,191
Additional paid-in capital                                                      286,341,174         141,245,583
Deferred compensation                                                            (4,507,837)        (13,361,940)
Accumulated deficit                                                            (103,036,216)        (27,179,948)
                                                                             --------------      --------------
      Total stockholders' equity                                                178,830,113         100,732,886
                                                                             --------------      --------------
Total liabilities and stockholders' equity                                   $  225,293,298      $  117,631,772
                                                                             ==============      ==============

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                       -3-

                                                      DSL.NET, INC.

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (unaudited)


                                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                            SEPTEMBER 30,                       SEPTEMBER 30,
                                                    -------------------------------     -------------------------------
                                                       2000              1999               2000             1999
                                                       ----              ----               ----             ----
Revenue                                             $   5,860,857     $     317,492     $   11,383,789    $     501,665
                                                    -------------     -------------     --------------    -------------

Operating expenses:
       Network and operations                          23,328,424         2,274,605         54,023,710        3,757,233
       Sales and marketing                              6,895,667         2,092,383         19,697,942        3,327,972
       General and administrative                       6,714,222         1,391,064         16,066,477        2,945,077
       Stock compensation                                 486,353           796,109          2,679,313        3,412,914
                                                    -------------     -------------     --------------    -------------
       Total operating expenses                        37,424,666         6,554,161         92,467,442       13,443,196
                                                    -------------     -------------     --------------    -------------
Operating loss                                        (31,563,809)       (6,236,669)       (81,083,653)     (12,941,531)
                                                    -------------     -------------     --------------    -------------
Interest (income), net                                 (1,334,564)         (620,341)        (5,228,129)        (827,956)
Other loss, net                                             2,110             5,156                748            5,156
                                                    -------------     -------------     --------------    -------------
       Net loss                                     $ (30,231,355)    $  (5,621,484)    $  (75,856,272)   $ (12,118,731)
                                                    =============     =============     ==============    =============
Exchange of Preferred Stock                                     0                 0                  0       11,998,000
                                                    -------------     -------------     --------------    -------------
Loss applicable to common stock                     $ (30,231,355)    $  (5,621,484)    $  (75,856,272)   $ (24,116,731)
                                                    =============     =============     ==============    =============
Net loss per share-basic and diluted                $       (0.48)    $       (0.66)    $        (1.27)   $       (3.87)
                                                    =============     =============     ==============    =============
Shares used in computing net loss per share            62,373,498         8,478,493         59,784,516        6,230,836
                                                    =============     =============     ==============    =============

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                           -4-

                                               DSL.NET, INC.

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (unaudited)


                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                     ------------------------------------
                                                                           2000                1999
                                                                           ----                ----
Cash flows from operating activities:
     Net loss                                                        $   (75,856,272)     $   (12,118,731)

     Reconciliation of net loss to net cash used in operating activities:
         Depreciation and amortization                                    13,939,023              744,948
         Non-cash compensation expense                                     2,679,313            3,412,914
         Net changes in current assets and liabilities:
              Increase in accounts receivable                             (2,158,918)             (66,860)
              Increase in other current assets                              (169,239)            (296,360)
              Increase in other assets                                    (1,061,544)            (919,117)
              Increase in accounts payable                                 5,415,407              523,200
              Increase in accrued liabilities                              5,577,285            3,307,633
              Increase in deferred revenue                                   382,641               56,140
                                                                     ---------------      ---------------
                  Net cash used in operating activities                  (51,252,304)          (5,356,233)
                                                                     ---------------      ---------------
Cash flows from investing activities:

         Sale / (purchase) of marketable securities                       11,242,451          (10,528,055)
         Purchase of fixed assets                                        (51,980,577)         (16,584,906)
         Acquisition of businesses, net of cash acquired                 (10,646,713)                  --
         Other investments                                                  (500,001)                  --
                                                                     ---------------      ---------------
                  Net cash used in investing activities                  (51,884,840)         (27,112,961)
                                                                     ---------------      ---------------
Cash flows from financing activities:
         Proceeds from preferred stock issuance                                   --           62,218,573
         Proceeds from common stock issuance                             142,305,260                3,499
         Proceeds from equipment notes payable                               484,560            1,559,878
         Proceeds from credit facility                                     2,921,824            1,446,766
         Payments on equipment notes payable                                      --              (66,667)
         Principal payments under capital lease obligations
           and credit facility                                            (1,807,475)            (193,863)
                                                                     ---------------      ---------------
                  Net cash provided by financing activities              143,904,169           64,968,186
                                                                     ---------------      ---------------

Net increase in cash and cash equivalents                                 40,767,025           32,498,992
Cash and cash equivalents at beginning of period                          66,178,261               39,479
                                                                     ---------------      ---------------

Cash and cash equivalents at end of period                           $   106,945,286      $    32,538,471
                                                                     ===============      ===============

Supplemental disclosure:
Fixed assets financed under capital leases                           $    10,203,799      $            --
                                                                     ===============      ===============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                    -5-

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


1.  Summary of Significant Accounting Policies

A.  Basis of Presentation

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

    The financial statements at September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of financial position and operating results. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of results that may be expected for any future periods.

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

2.  Stockholders' Equity

     In March 2000, the Company completed a public offering of 5,750,000 shares of common stock, including the exercise of the underwriters' overallotment option, at an offering price of $26.00 per share. Net proceeds to the Company from this offering were approximately $141,273,000 after deducting underwriting discounts and commissions and offering expenses payable by the Company.

      In the first quarter, the Company recorded non-cash compensation expense of $870,000 relating to the vesting of stock options held by members of the Company's former advisory board. The advisory board was dissolved in the first quarter of 2000 and, therefore, the unamortized deferred compensation balance of $4,163,000 related to unvested stock options held by advisory board members was reclassified against additional paid-in capital. The Company's remaining unamortized deferred compensation balance of approximately $4,508,000 as of September 30, 2000, relating to stock options and restricted stock held by employees and directors, is being amortized over the respective remaining vesting periods.

     In conjunction with the Company's acquisition of Vector Internet Services, Inc. (VISI), described in note 3 below, the Company issued purchase consideration that included 286,392 shares of common stock having a value of $2,315,000 at the time of the acquisition. The Company also assumed VISI employee stock options that can be exercised for 898,926 shares of DSL.net, Inc. common stock. These options were valued at $6,654,000 at the time of the acquisition.

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

     The results of the VISI operations have been included in the consolidated results of the Company from the date of acquisition. The following table sets forth the unaudited pro forma consolidated financial information of the Company, giving effect to the acquisition of VISI, as if the transaction occurred at the beginning of the periods presented:

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                       2000              1999
                                                       ----              ----
Pro forma revenue                                  14,266,000         4,093,000
Pro forma operating loss                          (83,506,000)      (16,679,000)
Pro forma net loss applicable to common shares (78,278,000) (27,854,000) Pro forma net loss per share,
     basic and diluted                               $  (1.31)         $  (4.27)
Shares used in computing pro forma
     net loss per share                            59,943,936         6,517,228

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

OVERVIEW

    We provide high-speed data communications and Internet solutions using digital subscriber line (DSL) technology to small and medium sized businesses, primarily located in second and third tier cities. We began providing service in May 1998 and offered service in over 350 cities as of September 30, 2000.

    We have incurred operating losses and net losses for each month since our formation. For the period ended September 30, 2000, we have experienced net cash outflows from operating and investing activities. As of September 30, 2000, we had an accumulated deficit of approximately $103,036,000. We intend to incur significant operating expenses and additional capital expenditures in expanding our network infrastructure. We expect to incur substantial operating losses, net losses and net operating cash outflows during our network build-out and during the initial penetration of each new market we enter. Our losses and net operating cash outflows are expected to continue as we expand our operations and penetrate new markets.

RESULTS OF OPERATIONS

    REVENUE. Revenue increased to approximately $11,384,000 for the nine months ended September 30, 2000 from approximately $502,000 for the nine months ended September 30, 1999. Revenue for the three months ended September 30, 2000 was approximately $5,861,000 compared to $317,000 for the three months ended September 30, 1999. The increases for both periods were primarily attributable to the increased number of customers subscribing for our services and contributions from acquired businesses. We expect revenue to continue to increase in future periods as we expand our network and increase our sales and marketing efforts.

    NETWORK AND OPERATIONS. Network and operations expenses increased to approximately $54,024,000 for the nine months ended September 30, 2000 from approximately $3,757,000 for the nine months ended September 30, 1999. Network and operations expenses for the three months ended September 30, 2000 were approximately $23,328,000 compared to $2,275,000 for the three months ended September 30, 1999. The significant increases in total network and operations expenses were primarily attributable to the expansion of our network, increased number of customers subscribing for our services and increased costs resulting from the addition of personnel. We expect that network and operations costs will increase in future periods as we expand our network and increase the customer base.

    Included in network and operations expenses is depreciation and amortization of approximately $10,114,000 and $4,280,000 for the nine and three month periods ended September 30, 2000, respectively, as compared to $573,000 and $382,000 for the nine and three month periods ended September 30, 1999, respectively. Depreciation and amortization increased as we incurred further capital expenditures in our expansion and more of our network facilities became operational in the second and third quarters.

    SALES AND MARKETING. Sales and marketing expenses were approximately $19,698,000 and $3,328,000 for the nine months ended September 30, 2000 and 1999, respectively. Sales and marketing expenses for the three months ended September 30, 2000 were $6,896,000 compared to $2,092,000 for the three months ended September 30, 1999. The significant increases in total sales and marketing expense were principally attributable to an increase in marketing and promotional activities and increases in sales and marketing personnel. Sales and marketing expenses are expected to increase as we continue to expand our business.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were approximately $16,066,000 and $2,945,000 for the nine months ended September 30, 2000 and 1999, respectively. General and administrative expenses were $6,714,000 for the three months ended September 30, 2000 compared to $1,391,000 for the three months ended September 30, 1999. The increases in general and administrative expenses were principally the result of increases in the number of employees, development of our operating infrastructure and amortization of intangible assets related to recent acquisitions.

    STOCK COMPENSATION. We incurred stock compensation expenses of approximately $2,679,000 and $3,413,000 for the nine months ended September 30, 2000 and 1999, respectively, and $486,000 and $796,000 for the three months ended September 30, 2000 and September 30, 1999, respectively. These expenses consisted of charges and amortization related to stock options and restricted stock granted to our employees, directors and advisors.

    INTEREST INCOME, NET. Net interest income for the nine months ended September 30, 2000 was approximately $5,228,000 as compared to approximately $828,000 for the nine months ended September 30, 1999. Net interest income was approximately $1,335,000 and $620,000 for the three months ended September 30, 2000 and 1999, respectively. The increases were primarily due to increases in our cash balances as a result of the issuance of common stock in the year 2000 and the issuance of preferred and common stock in 1999.

    NET LOSS. Net losses were approximately $75,856,000 and $12,119,000 for the nine months ended September 30, 2000 and 1999, respectively, and $30,231,000 and $5,621,000 for the three months ended September 30, 2000 and September 30, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our capital expenditures and operations primarily with the proceeds from stock issuances and borrowings. We had cash, cash equivalents and marketable securities of approximately $108,977,000 as of September 30, 2000. Our working capital as of September 30, 2000 was approximately $77,851,000.

    Net cash provided by financing activities for the nine months ended September 30, 2000 was approximately $143,904,000. This cash primarily resulted from the sale of our common stock. During March, 2000, we completed a public offering of 5,750,000 shares of our common stock, resulting in proceeds to the Company of approximately $141,273,000, net of underwriting discounts and commissions and offering expenses payable by the Company. We have used, and intend to continue using, the proceeds from our financing activities primarily to implement our business plan and for working capital.

     In July 2000, the Company entered into a 48-month lease agreement with an equipment vendor to finance the purchase of network equipment. The Company has leased $8,900,000 under this agreement. Amounts financed under this lease facility bear an interest rate of 12% and are secured by the financed equipment. At September 30, 2000, approximately $8,665,000 was outstanding under this lease facility.

    In March 1999, we entered into a 36-month lease facility to finance the purchase of up to an aggregate of $2,000,000 of equipment. At September 30, 2000, approximately $1,310,000 was outstanding under this lease facility. Amounts financed under this lease facility bear an interest rate of 8% or 9%, depending on the type of equipment, and are secured by the financed equipment.

    In May 2000, our bank line of credit expired and the amounts outstanding, approximately $4,376,000, converted to a 36-month term loan. Amounts borrowed under this term loan generally bear interest at the sum of 1% plus the higher of the bank's prime rate of interest and the federal funds rate plus 0.5%, and are secured by a lien on certain of our equipment. As of September 30, 2000, amounts outstanding under the term loan bore interest at the annual rate of 10.5%. The term loan contains certain covenants, including covenants requiring us to maintain certain financial ratios and limitations relating to, among other things, new indebtedness, the creation of liens, types of investments, mergers, consolidations and the transfer of all or substantially all of our assets.

    As a result of the development of our operating infrastructure and recent acquisitions, payments due on our office facility operating leases have increased. Minimum office facility operating lease payments under these leases are approximately $858,000 in the fourth quarter of 2000, $3,350,000 in 2001, $3,375,000 in 2002, $2,310,000 in 2003 and $1,199,000 in 2004.

    For the nine months ended September 30, 2000, the net cash used in our operating activities was approximately $51,252,000. This cash was used for operating expenses, including salaries, consulting and legal expenses, network operations, marketing and promotional activities and overhead expenses. Our net operating cash outflows are expected to continue as we expand our operations.

    Net cash used in investing activities for the nine months ended September 30, 2000 was approximately $51,885,000. Approximately $51,981,000 was used primarily for the purchase of equipment and payment of collocation costs and approximately $11,147,000 was used for acquisitions and investments (excluding $2,550,000 which is payable by the Company to selling stockholders at future dates), which was partially offset by proceeds from the sale of marketable securities of approximately $11,242,000.

    The development and expansion of our business requires significant capital expenditures. The principal capital expenditures incurred to enter each market include the procurement, design and construction of the space in traditional telephone companies' central offices where we deploy our equipment, and the purchase and installation of all necessary equipment. Capital expenditures, including collocation fees, were approximately $51,981,000 for the nine months ended September 30, 2000. We currently anticipate spending to approximate $5,000,000 to $10,000,000 for capital expenditures during the fourth quarter of 2000. The planned capital expenditures are primarily for construction of central office spaces and the purchase and installation of the equipment necessary for us to provide our services, as well as for the continued development of our operational support systems. The actual amounts and timing of our capital expenditures will vary depending on the speed at which we expand and implement our network and could differ materially both in amount and timing from our current plans.

    We believe that our existing cash and short-term investments, amounts available under our equipment lease facilities and cash generated from operations, will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements into the second half of 2001. We intend to use these cash resources to continue building our network and for working capital and other general corporate purposes. We may also use a portion of these cash resources to acquire complementary businesses or other assets. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including revenue growth, if any, planned capital expenditures, and the extent and timing of our entry into target markets.

    We expect our operating losses, net operating cash outflows and capital expenditures to continue as we expand our network and operations. We expect that additional financing will be required during 2001. We may attempt to raise financing through some combination of commercial bank borrowings, leasing, vendor financing and the sale of equity or debt securities.

    Our capital requirements may vary based upon the timing and the success of implementation of our business plan and as a result of regulatory, technological and competitive developments or if:

     o demand for our services or our cash flow from operations is less than or more than expected;

     o    our development plans or projections change or prove to be inaccurate;

     o    we make acquisitions; or

     o we accelerate or delay deployment of our network or otherwise alter the schedule or targets of our business plan implementation.

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

    In March 2000, The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board ("APB") Opinion No. 25." FIN 44 clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The initial adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements contained in this report, which are not historical facts, may be deemed to contain forward-looking statements. These statements relate to future events or our future financial performance, and are identified by terminology such as "may," "might," "will," "should," "expect," "scheduled," "plan," "intend," "anticipate," "believe," "estimate," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include, among other things, (i) the industry-wide trend toward free installation of service, which adversely impacts our revenue; (ii) the challenges relating to the timely installation of service for customers, including our dependence on traditional telephone companies to provide acceptable telephone lines in a timely manner, and the traditional telephone companies' reliance on unionized labor; (iii) our ability to execute our business plan in a timely manner, which may not be achieved if our sales force is not able to generate sufficient sales to customers or if we are not able to install and commence service for customers in a timely manner; (iv) our need for additional funds during 2001, which may not be available on acceptable terms or at all, which could adversely impact our ability to implement our business plan; (v) risks associated with acquisitions, including difficulties in identifying and completing acquisitions, integrating acquired businesses or assets and realizing the revenue, earning or synergies anticipated from any acquisition; (vi) our need to achieve sustained market acceptance of our services at desired pricing levels; (vii) competition; (viii) our extremely limited operating history, which makes it difficult to evaluate our business and prospects; (ix) the difficulty of predicting the new and rapidly evolving high-speed data communications industry; (x) our history of, and expectation of additional, losses and negative operating cash flow; (xi) our unproven business model, which may not be successful; (xii) our ability to negotiate, enter into and renew interconnection and collocation agreements with traditional local telephone companies; (xiii) the possibility of disappointing quarterly revenue or operating results, which could cause the price of our common stock to fall; (xiv) regulatory, legislative and judicial developments, which could adversely affect the way we operate our business; (xv) our reliance on outside vendors and service providers, including the traditional local telephone companies; and (xvi) our ability to recruit and retain qualified personnel, establish the necessary infrastructure to support our business, and manage the growth of our network and our operations. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise the information contained in this report, whether as a result of new information, future events or circumstances or otherwise. For additional information regarding these and other risk factors that we face, see the disclosure contained under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 1999, which has been filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We have no derivative financial instruments in our cash and cash equivalents. We invest our cash and cash equivalents in investment-grade, highly liquid investments, consisting of commercial paper, government securities, bank certificates of deposit and corporate bonds.

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

(b)      Reports on Form 8-K.

               None.

                                    Signature

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DSL.NET, INC.



                                               By: /s/   JOSEPH K. KEYES
                                                   -----------------------------
                                                   Joseph K. Keyes
                                                   Vice President, Finance


Date:   November 13, 2000

                                  Exhibit Index

      EXHIBIT
        NO.                                EXHIBIT
        ---                                -------

        11     Statement Re: Computation of Basic and Diluted Net Loss Per Share

        27     Financial Data Schedule