Form 10-K405
period 2000-12-31
DSL NET INC
filed 2001-04-02
CIK 1085866

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

       FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-27525

                                  DSL.NET, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                           06-1510312
 (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NUMBER)

   545 LONG WHARF DRIVE, NEW HAVEN, CONNECTICUT                    06511
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 772-1000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.0005 PAR VALUE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 21, 2001, was approximately $34,272,439 (based on the closing price of the Registrant's Common Stock on March 21, 2001, of $1.00 per share).

     The number of shares outstanding of the Registrant's $.0005 par value Common Stock as of March 21, 2001 was 64,779,468.

                       DOCUMENT INCORPORATED BY REFERENCE

     The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2000. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.
================================================================================

                                  DSL.net, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                                                     Page No.
                                                                                                     --------
Part I

Item 1.     Business......................................................................................3
Item 2.     Properties...................................................................................15
Item 3.     Legal Proceedings............................................................................15
Item 4.     Submission of Matters to a Vote of Security Holders..........................................16

Part II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters........................17
Item 6.     Selected Consolidated Financial Data.........................................................17
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations........19
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk....................................40
Item 8.     Financial Statements and Supplementary Data..................................................41
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........68

Part III

Item 10.    Directors and Executive Officers of the Registrant...........................................68
Item 11.    Executive Compensation.......................................................................68
Item 12.    Security Ownership of Certain Beneficial Owners and Management...............................68
Item 13.    Certain Relationships and Related Transactions...............................................68

Part IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................69

SIGNATURES...............................................................................................72

                                     PART I

ITEM 1.  BUSINESS

       THIS BUSINESS SECTION AND OTHER PARTS OF THIS ANNUAL REPORT ON FORM 10-K CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH IN "ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. EXISTING AND PROSPECTIVE INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION, AND DISCLAIM ANY OBLIGATION, TO UPDATE OR REVISE THE INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR CIRCUMSTANCES OR OTHERWISE.

GENERAL

       DSL.net, Inc. ("DSL.net" or the "Company") (Nasdaq: DSLN) provides high-speed data communications, Internet access, and related services to small and medium sized businesses, primarily using digital subscriber line, or DSL, technology. We primarily target select second and third tier cities for the deployment of our own local DSL equipment. As of March 15, 2001, we had installed equipment in over 375 cities. In first tier cities, and certain other markets where we have not deployed our own equipment, we utilize the local DSL facilities of other carriers to provide service. Our networks enable data transport over existing copper telephone lines at speeds of up to 1.5 megabits per second. Our services offer customers high-speed digital connections and related services at prices that are attractive compared to the cost and performance of alternative data communications services.

THE DSL.NET SOLUTION

      Our services provide small and medium sized businesses, as well as branch offices of large businesses, with high-speed Internet access and data services using DSL technology. Key elements of our solution are:

      HIGH-SPEED CONNECTIONS. We offer Internet access at speeds of up to 1.5 megabits per second. Our network is designed to provide data transmission at the same speed to and from the customer, known as symmetric data transmission, and is also capable of providing service at different rates, known as asymmetrical data transmission. We believe that symmetric data transmission is best suited for business applications, because business users require fast connections both to send and receive information.

      COMPLETE BUSINESS SOLUTION. We offer our customers a single point of contact for a complete solution that includes all of the necessary equipment and services to establish and maintain digital data communications. Our primary services include Internet access, e-mail, domain name or Internet address registration for our customers, firewalls, hosting our customers' Web sites, and virtual private networks that connect customers' various offices. Our network is designed to enable us to individually configure each customer's service remotely.

      ALWAYS-ON CONNECTIONS. With our service, customers can access the Internet continuously without having to dial into the network for each use. These "always-on" connections provide customers with the ability to readily access the Internet and transfer information. We charge our customers a flat fee per month rather than billing them based on usage.

      ATTRACTIVE VALUE PROPOSITION. Our DSL services offer customers high-speed digital connections at prices that are attractive compared to the cost and performance of alternative data communications services, such as dial-up, T1, ISDN or frame relay lines. We believe that our services also increase the productivity of network users by decreasing the time they spend connecting to the Internet and waiting for information downloads and transfers.

      CUSTOMER SUPPORT. We provide customer support 24 hours a day, seven days a week. This support is important to many of our small and medium sized business customers because they do not typically have dedicated internal support staff. With our remote monitoring and troubleshooting capabilities, we continuously monitor our network. This enables us to identify and enhance network quality, service and performance and address network problems promptly.

OUR SERVICES

      We utilize DSL technology to provide reliable and cost-effective service to our customers. As part of our service offerings, we function as our customers' Internet service provider and deliver a range of Internet-based, value-added solutions.

      Our services currently include all necessary equipment, software and lines required to establish and maintain a digital Internet connection. Our primary services include Internet access, e-mail, domain name or Internet address registration for our customers, firewalls, hosting our customers' Web sites, and virtual private networks that connect customers' various offices. Our Services also include collocation of customer equipment and limited alternative access solutions, including T1, ISDN and dial-up. Our network is designed to enable us to individually configure each customer's service remotely.

      Customers typically pay an installation charge and a monthly fee for the service. The monthly fee includes the cost of our standard equipment installed at the customer's site, all phone line charges, and general Internet access services, including e-mail, assistance in obtaining Internet addresses and services related to the registration of these addresses with various administrative bodies. Generally, customers subscribe to our services for at least one year and are billed for services on a monthly basis.

CUSTOMERS

      Our target customers are primarily small and medium sized businesses. We sell to these customers primarily on a direct basis. In particular, we believe the following are especially attractive prospective customers:

     o businesses currently using other high-speed data communications services, such as T1, ISDN and frame relay services, or low-speed dial-up Internet access;

     o professional or service-based firms that have multiple Internet service provider accounts and phone lines;

     o branch office locations that require transmission of large files between locations; and

     o businesses that use data-intensive applications, such as financial services, technology, and publishing.

None of our customers accounted for more than 5% of our total revenues during the period from inception (March 3, 1998) through December 31, 1998, or during the years ended December 31, 1999 and 2000.

SALES AND MARKETING

      Our marketing professionals have developed a methodology to identify the businesses that would benefit from our services. Once we identify businesses in a target market, we employ a targeted local marketing strategy utilizing a variety of mediums, including print and radio, but primarily focused on direct mail. Through inbound and outbound telesales campaigns, we utilize both internal and external sales professionals to sell our services to prospective customers. We also partner with local information technology professionals to assist in the sale of our services.

CUSTOMER SUPPORT AND OPERATIONS

      Our customer support professionals work to minimize the complexity and inconvenience of data communications and Internet access for our customers. They provide our customers with a single point of contact for implementation, maintenance and operations support.

      IMPLEMENTATION. We manage the implementation of our service for each customer. In areas where we have installed our own local DSL facilities, we lease the copper telephone lines from the local telephone company. These lines run from our equipment located in the telephone company's central office to our customer. We test these lines to determine whether they meet our specifications and work with the local telephone company to correct any problems identified by our testing. In other areas, we utilize the local DSL facilities of other carriers, and work with these carriers to provide the DSL service. In both cases, field service technicians install the modem and any necessary wiring inside our customers' offices and test the modem and connection over our network.

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

      OPERATIONS SUPPORT SYSTEMS. Our operations support systems are intended to improve many of our business processes, including customer billing, service activation, inventory control, customer care reports and maintenance reports. They have been designed to provide us with accurate, up-to-date information in these areas. Additional enhancements and integration of these systems will continue during 2001. We believe that our operations support systems will provide us with the flexibility to add additional services for our customers as well as to meet our expansion goals.

OUR NETWORK

      Our network delivers high-speed Internet access and data communication services. It offers scalability, reliability, security and high performance.

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

     NETWORK COMPONENTS.  The primary components of our network are:

     o DSL MODEMS AND ON-SITE CONNECTIONS. We purchase DSL modems and provide them to our customers as part of the service contract. We configure the DSL modem and arrange for the installation of the modem and on-site wiring needed to connect the modem to the copper telephone line. In areas where we have deployed our own local DSL facilities, we contract with independent field service organizations to perform these services, in addition to using a small internal staff. In areas where we utilize the local DSL facilities of other carriers, these other carriers provide these installation services.

     o COPPER TELEPHONE LINES. In areas where we have deployed our own local DSL facilities, we lease a copper telephone line running to each customer from our equipment in the local telephone company's central office under terms specified in our interconnection agreements with these companies. In areas where we utilize the local DSL facilities of other carriers, the carrier leases the telephone line from the local telephone company. If we, or the other DSL carriers with whom we work, are unable to lease, or experience delays in leasing, a sufficient number of acceptable telephone lines on acceptable terms, our business will be harmed.

     o CENTRAL OFFICE COLLOCATION. Through our interconnection agreements, we secure space to locate our equipment in certain central offices of traditional local telephone companies and offer our services from these locations. These collocation spaces are designed to offer the same high reliability and availability standards as the telephone companies' other central office spaces. We install the equipment necessary to provide high-speed DSL signals to our customers in these spaces. We have continuous access to these spaces to install and maintain our equipment located in these central offices. In first tier cities and certain other markets where we have not deployed our own DSL equipment, we utilize the local DSL facilities installed in central offices by other carriers to provide high-speed DSL connections to our customers.

     o CONNECTION TO THE INTERNET. Network traffic gathered at each of our central offices is routed to one of our regional hubs and then to the Internet. In certain areas where we offer service from more than one central office, network traffic is routed from each central office in that area to a local hub which aggregates its traffic and the traffic from the other central offices located in that area and routes this traffic to a regional hub. At our regional hubs, we also connect to other carriers' networks via high speed connections. Our hubs contain extra equipment and backup power to provide backup facilities in the event of an equipment failure and are actively monitored from our network operations center. We lease space for our hubs in facilities designed to host network equipment. Our hubs are connected to one another via high speed data communications lines. We have agreements with WorldCom and AT&T to provide this service. Internet connectivity is provided by a combination of public and private peering and transit arrangements. We have presence at eight of the largest and newest national "network access points" to facilitate this high-performance high-volume external connectivity.

     o NETWORK OPERATIONS CENTER. Our network is managed from our network operations center located in New Haven, Connecticut. We provide end-to-end network management 24 hours a day, seven days a week. This enhances our ability to address performance and service issues before they affect the customer. From the network operations center, we can monitor individual customer lines and the equipment and circuits in our network.

COMPETITION

      We face competition from many companies with significantly greater financial resources, well-established brand names and large installed customer bases. We expect that the level of competition in our markets may intensify in the future. We expect competition from:

      OTHER DSL PROVIDERS. Certain competitive carriers, including Covad Communications and Rhythms NetConnections, offer DSL-based services. The 1996 Telecommunications Act specifically grants competitive telecommunications companies, including other DSL providers, the right to negotiate interconnection agreements with traditional telephone companies, including interconnection agreements which may be identical in all respects to, or more favorable than, our agreements. Several of the large telecommunications companies and computer companies, such as Microsoft and Qwest, have made investments in DSL service providers.

      INTERNET SERVICE PROVIDERS. Several national and regional Internet service providers, including UUNET, Cais, EarthLink, Verio, and America Online, offer high-speed access capabilities, along with other products and services. These companies generally provide Internet access to residential and business customers through a host of methods, including DSL.

      TRADITIONAL LOCAL TELEPHONE COMPANIES. Many of the traditional local telephone companies, including BellSouth, SBC Communications, Qwest and Verizon, are rapidly deploying DSL-based services, either directly or through affiliated companies. These companies have established brand names and reputations for high quality in their service areas, possess sufficient capital to deploy DSL equipment rapidly, have their own copper telephone lines and can bundle digital data services with their existing voice services to achieve a competitive advantage in serving customers. In addition, these companies also offer high-speed data communications services that use other technologies. We depend on these traditional local telephone companies to enter into agreements for interconnection and to provide us access to individual elements of their networks. Although the traditional local telephone companies are required to negotiate in good faith in connection with these agreements, future interconnection agreements may contain less favorable terms and result in a competitive advantage to the traditional local telephone companies.

      NATIONAL LONG DISTANCE CARRIERS. National long distance carriers, such as AT&T, Qwest, Sprint, Williams and WorldCom, have deployed large-scale data networks, sell connectivity to businesses and residential customers, and have high brand recognition. They also have interconnection agreements with many of the traditional telephone companies, and many offer competitive DSL services.

      OTHER FIBER-BASED CARRIERS. Companies such as Allegiance, Choice One and Intermedia have extensive fiber networks in many metropolitan areas, primarily providing high-speed data and voice circuits to small and large corporations. They also have interconnection agreements with the traditional telephone companies under which they have acquired collocation space in many large markets, which could position them to offer DSL service in those markets.

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

      WIRELESS AND SATELLITE DATA SERVICE PROVIDERS. Several companies, including Motorola Satellite Systems, Hughes Communications, Teligent and WinStar Communications, are emerging as wireless and satellite-based data service providers. These companies use a variety of new and emerging technologies to provide high-speed data services.

      The most significant competitive factors include: transmission speed, service reliability, breadth of product offerings, price/performance, network security, ease of access and use, content and service bundling, customer support, brand recognition, operating experience, capital availability and exclusive contracts with customers, including Internet service providers and businesses with multiple offices. We believe our services compete favorably within our service markets with respect to transmission speed, price/performance, ease of access and use and customer support. Many of our competitors enjoy competitive advantages over us based on their brand recognotion, breadth of product offerings, financial resources, customer bases, operating experience and exclusive contracts with customers.

INTERCONNECTION AGREEMENTS WITH TRADITIONAL LOCAL TELEPHONE COMPANIES

      We are required to enter into and implement interconnection agreements with the traditional local telephone company in each market in which we deploy our own local DSL equipment . These agreements govern, among other things:

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

      Under the 1996 Telecommunications Act, the traditional local telephone companies have a statutory duty to negotiate in good faith with us for agreements for interconnection and access to certain individual elements of their networks. This interconnection process is subject to review and approval by the state regulatory commissions. We have signed interconnection agreements with BellSouth, Cincinnati Bell, Frontier, SBC Communications, Qwest, Sprint, and Verizon or their subsidiaries, which govern our relationships in 48 states and the District of Columbia. In addition, we are negotiating certain replacement agreements with these carriers as the current agreements' terms expire and are also negotiating amendments to existing agreements. Future interconnection agreements may contain terms and conditions less favorable to us than those in our current agreements and could increase our costs of operations.

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

      Our interconnection agreements generally have terms of one or two years. Therefore, we have had to renegotiate our existing agreements when they have expired and will have to renegotiate other existing agreements when they expire. Although we expect to renew our interconnection agreements and believe the 1996 Telecommunications Act limits the ability of traditional telephone companies not to renew these agreements, we may not succeed in extending or renegotiating our interconnection agreements on favorable terms. In addition, disputes have arisen and will likely arise in the future as a result of differences in interpretations of the interconnection agreements. These disputes have, in the past, delayed the deployment of our networks. Finally, the interconnection agreements are subject to state regulatory commission, FCC and judicial oversight. These government authorities may modify the terms of the interconnection agreements in ways that hurt our business.

GOVERNMENT REGULATIONS

      A significant portion of the services that we offer are subject to regulation at the federal and/or state levels. The Federal Communications Commission, or FCC, and state public utility commissions regulate telecommunications common carriers, which are companies that offer telecommunications services to the public or to all prospective users on standardized rates and terms. Our DSL data transport services are common carrier services.

      While we serve many of our customers using transport facilities that we own or lease, in some areas where we do not have the necessary facilities we provide our Internet access and other services using the local DSL facilities of another carrier. The FCC has determined that Internet service providers, such as us, who are using another carrier's DSL transport facilities, are not acting as carriers. In those markets where we have not deployed our own local DSL transport facilities, our DSL services are therefore not subject to common carrier regulation. Our ability to provide such services, however, is affected by regulations imposed upon the carriers whose DSL facilities we utilize.

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

      In recent years, the regulation of the telecommunications industry has been in a state of flux as the United States Congress and various state legislatures have passed laws seeking to foster greater competition in telecommunications markets. The FCC and state regulatory commissions have adopted many new rules to implement those new laws and to encourage competition. These changes, which are still incomplete, have created new opportunities and challenges for us and our competitors. Certain of these and other existing federal and state regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which this industry operates. Neither the outcome of these proceedings nor their impact upon the telecommunications industry or us can be predicted at this time. Indeed, future federal or state regulations and legislation may be less favorable to us than current regulations and legislation and therefore have a material and adverse impact on our business and financial prospects by undermining our ability to provide DSL services at competitive prices. In addition, we may expend significant financial and managerial resources to participate in proceedings setting rules at either the federal or state level, without achieving favorable results.

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

      In October 1998, the FCC ruled that DSL and other advanced data services provided as dedicated access services in connection with interstate services such as Internet access are interstate services subject to the FCC's jurisdiction. Accordingly, we could offer DSL services without state regulatory authority, so long as we do not also provide local or intrastate telecommunications services via our network. This decision allows us to provide our DSL services in a manner that potentially reduces state regulatory obligations. However, the regulatory parameters used to define DSL service are, directly and indirectly, subject to many pending FCC and judicial proceedings and could change in the future.

      Comprehensive changes to the Communications Act of 1934 were made by the 1996 Telecommunications Act, enacted on February 8, 1996. It represents a significant milestone in telecommunications policy by establishing competition in local telephone service markets as a national policy. The 1996
Telecommunications Act removes many state regulatory barriers to competition and forecloses state and local governments from creating laws preempting or effectively preempting competition in the local telephone service market.

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

     o Traditional local telephone companies are required to establish dialing parity, which ensures that customers will not detect a quality difference in dialing telephone numbers or accessing operators or emergency services of competitive local service providers.

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

      The FCC prescribes rules applicable to interstate communications, including rules implementing the 1996 Telecommunications Act, a responsibility it shares in certain respects with the state regulatory commissions. As part of its effort to implement the 1996 Telecommunications Act, the FCC issued an order governing interconnection, the unbundling of network elements, and many other aspects of the relationships between new and traditional telephone companies in August 1996. The United States Court of Appeals for the Eighth Circuit vacated many of these rules, and, in January 1999, the United States Supreme Court reversed elements of the Eighth Circuit's ruling, finding that the FCC has broad authority to interpret the 1996 Telecommunications Act and issue rules for its implementation. Following the Supreme Court's decision, in November, 1999, the FCC issued a modified list of the network elements that must be offered on an unbundled basis by traditional local telephone companies, including the local copper telephone lines leased by DSL.net. This decision is currently subject to reconsideration and to appeal.

      Although the Supreme Court affirmed the FCC's authority to develop pricing guidelines in its January 25, 1999 decision, the Supreme Court did not evaluate the specific pricing methodology adopted by the FCC for unbundled network elements. Instead, the Supreme Court remanded the case to the Eighth Circuit for further consideration of the FCC's rules regarding its forward-looking pricing methodology for unbundled network elements. On July 18, 2000, the Eighth Circuit, among other findings, vacated a portion of the FCC's pricing methodology that likely had the effect of lowering the costs that we pay to the traditional local telephone companies for unbundled network elements that we use to provision DSL service. The Eighth Circuit's decision has been stayed pending an appeal to the Supreme Court, which agreed in January 2001 to hear the case. We cannot predict the possible impact of these proceedings on our ability to provide DSL services to the public at competitive prices, if at all.

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

      The traditional local telephone companies continue to urge the elimination of their unbundling obligations with respect to advanced services in various FCC proceedings and through legislation. Recent changes in federal Congressional and executive leadership could increase the possibility of changes in the law that could alter our relationship with these companies, and thereby affect our ability to provide DSL services to the public.

      At least two traditional telephone companies, SBC Communications and Verizon, have taken the position in state and federal regulatory proceedings that they are not obligated to unbundle portions of their network where they construct modified or new digital loop carrier facilities that would enable them to offer DSL services to customers who are located too far from the traditional local telephone companies' central offices to be reached by existing DSL technologies. DSL.net and other competitive carriers have urged state and federal regulators to require these companies to provide access to these facilities on an unbundled basis and to hold that carriers such as us may invoke the good-faith negotiation and arbitration procedures of the Telecommunications Act of 1996 to establish rates, terms and conditions for such access. We cannot predict the outcome of these proceedings. If SBC and Verizon are not required to provide access on an unbundled basis, there is no guarantee that we will be able to provide DSL service in these areas, or that we will be able to secure favorable rates, terms and conditions from the traditional local telephone companies for access. For example, while SBC and Verizon are developing "voluntary" wholesale DSL products for competitive local telephone companies that would utilize their respective digital loop carrier facilities, these products would support only asymmetric DSL, and not the symmetric DSL that we primarily offer today.

      In August 1998 , the FCC issued a notice of proposed rulemaking seeking comments on its tentative conclusion that traditional local telephone companies should be permitted to create separate affiliates to provide DSL services. Under the separate affiliate proposal, traditional local telephone companies would be required to provide wholesale service to other DSL carriers at the same rates, terms and conditions that it provided to its separate affiliate. The outcome of this proceeding remains uncertain. In connection with its approval of mergers, however, the FCC subsequently required two traditional local telephone companies, SBC Communications and Verizon, to create separate affiliates to provide DSL services, as conditions of their mergers with Ameritech and GTE, respectively. In January 2001, the United States Court of Appeals for the District of Columbia held that SBC may not avoid its obligations under the 1996 Telecommunications Act through the creation of a separate advanced services affiliate. Under the terms of the FCC's conditions on the SBC-Ameritech merger, SBC may be able to fold its separate affiliate back into the parent company as early as later this year. It remains unclear how this court decision will affect the existing SBC and Verizon affiliates and the pending FCC proceedings. Any outcome that alters our relationship with the traditional local telephone companies could adversely affect our ability to provide DSL services at a competitive price.

      In March 1999, the FCC strengthened its regulations that require the traditional local telephone companies to permit other carriers to collocate all equipment necessary for interconnection. This requirement covers equipment that we use to provide DSL data services. The FCC adopted limits on the construction standards and other conditions for collocation that may be imposed by traditional local telephone companies. These new rules would reduce our collocation costs and expedite our ability to provide service to new areas. In March 2000, however, the U.S. Court of Appeals for the District of Columbia vacated some of these rules, and reconsideration of the collocation rules remains pending before the FCC. There can be no assurance that this proceeding will produce favorable collocation rules.

      In November 1999, the FCC issued an order reaffirming its prior conclusion that DSL services must be offered for resale at a discount by traditional local telephone companies to the extent such services are offered at retail to residential and business customers. The FCC determined, however, that advanced services provided to Internet service providers would not be subject to resale at a discount. Accordingly, traditional telephone companies may enter into volume and term discounts for the provisioning of DSL services with internet service providers, arguably including its own internet affiliates, without having to make such arrangements available to other requesting competitive carriers at discounted rates. There is no guarantee that these resale rates will compare favorably to those offered to internet service providers.

      In December 1999, the FCC issued an order that requires the traditional local telephone companies to provide "line sharing" of unbundled copper telephone lines to DSL companies. Line sharing allows a DSL company to lease the high frequency portion of a loop over which some types of DSL data traffic is transmitted without having to lease the low frequency portion of the loop which carries voice traffic. Line sharing is not currently available using symmetric DSL technology, which transmits data at the same speed to and from the customer and is the technology that we primarily use in providing our service.

      Also in December 1999, the FCC granted Verizon (formerly Bell Atlantic) authority to provide long distance interexchange service in New York, a service it and the other traditional local telephone companies created by AT&T's divestiture of its local telephone service business had previously been barred from offering. Subsequently, the FCC has authorized Southwestern Bell, a subsidiary of SBC Communications, to provide long distance service in Texas, Kansas and Oklahoma, and numerous additional applications are expected over the next one to two years. While we do not presently provide long distance interexchange service, this ruling and any future similar rulings could negatively impact our business. First, Verizon and Southwestern Bell are able to offer potentially attractive packages of local, long distance and data services. Second, the prospect of long distance authority has served as a powerful incentive for the traditional local telephone companies to comply with their obligations under the 1996 Telecommunications Act, including the provision of unbundled network elements and collocation services to competitors such as us. The traditional local telephone companies may not extend to us the same level of cooperation once they receive approval to provide long distance interexchange service.

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

      DSL.net is authorized to provide interstate telecommunications services pursuant to its access tariff filed with the FCC in April 1999. Although not required for our existing DSL data service offering, on August 6, 1999 we obtained authority from the FCC to provide international telecommunications services originating from the United States.

STATE REGULATION

      In October 1998, the FCC deemed data transmission to the Internet to be interstate services subject only to federal jurisdiction. However, this decision is currently subject to reconsideration and appeal. Also, some of our services that are not limited to interstate access potentially may be classified as intrastate services subject to state regulation. All of the states where we operate, or intend to operate, require some degree of state regulatory commission approval to provide certain intrastate services and maintain ongoing regulatory supervision. In most states, intrastate tariffs are also required for various intrastate services, although our services are not subject to price or rate of return regulation. Actions by state public utility commissions could cause us to incur substantial legal and administrative expenses and adversely affect our business.

      We have obtained authorizations to provide local exchange and long-distance telecommunications services in all 50 states, the District of Columbia, and Puerto Rico.

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

EMPLOYEES

      As of December 31, 2000, we had 380 employees. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. Competition for such personnel is intense, and we may be unable to identify, attract and retain such personnel in the future. None of our employees are represented by a labor union or are the subject of a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are good.

ITEM 2.  PROPERTIES

      Our headquarters consists of approximately 56,200 square feet in an office building in New Haven, Connecticut. We also lease other offices in Milford and New Haven, Connecticut; Santa Cruz, California; Minneapolis, Minnesota; Marietta, Georgia and Chantilly, Virginia. We have vacated the offices in Milford, Connecticut and Chantilly, Virginia, as well as certain office space in New Haven, Connecticut, and are currently looking to sublease those premises. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". In addition, we lease space for network equipment installations in a number of other locations. With respect to our arrangements to use space in traditional telephone companies' central offices, please see "BUSINESS - Interconnection Agreements with Traditional Local Telephone Companies."

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

      From time to time, we may be involved in other litigation concerning claims arising in the ordinary course of our business, including claims brought by former employees and claims related to acquisitions. We do not currently believe that any of the legal claims or proceedings will result in a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       During the quarter ended December 31, 2000 we did not submit any matters to the vote of our security holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       As of March 21, 2001, there were approximately 589 holders of record of our common stock. Our common stock is listed for quotation on the Nasdaq National Market under the symbol "DSLN".

       The range of high and low sales prices per share of DSL.net's common stock as reported on the Nasdaq National Market since DSL.net's initial public offering are shown below.

QUARTER ENDED                                           HIGH            LOW

December 31, 1999 (from October 6, 1999)               $25.625         $7.469
March 31, 2000                                         $32.563        $14.000
June 30, 2000                                          $22.250         $6.125
September 30, 2000                                     $10.375         $2.406
December 31, 2000                                       $3.500         $0.469

RECENT SALES OF UNREGISTERED SECURITIES

       In May 2000, 102,737 shares of common stock were issued upon the cashless exercise of an outstanding warrant pursuant to its terms. These shares of common stock were issued pursuant to an exemption from registration provided under Sections 3(a)(9) or 4(2) of the Securities Act of 1933.

DIVIDEND POLICY

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      We were incorporated on March 3, 1998 and commenced operations on March 28, 1998. The following historical data for the period from inception (March 3, 1998) through December 31, 1998 and the years ended December 31, 1999 and December 31, 2000, except for "Other Data," has been derived from our financial statements audited by PricewaterhouseCoopers LLP, independent accountants. Our balance sheets at December 31, 1999 and 2000 and the related statements of operations, changes in stockholders' equity and cash flows for the period from inception (March 3, 1998) to December 31, 1998 and the years ended December 31, 1999 and December 31, 2000 and notes thereto appear elsewhere in this annual report on Form 10-K.

      You should refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the more complete financial information included elsewhere in this annual report on Form 10-K.

                                                        Period From
                                                      Inception (March 3,
                                                        1998) Through       Year Ended        Year Ended
                                                        December 31,       December 31,       December 31,
                                                            1998               1999               2000
                                                            ----               ----               ----
STATEMENT OF OPERATIONS DATA:
Revenue .........................................     $      31,533      $   1,312,546      $  17,789,410
Operating expenses:
      Network and operations ....................           127,054          9,604,200         78,242,544
      General and administrative ................         2,653,544          8,036,547         25,793,932
      Sales and marketing .......................            35,961          7,543,191         26,236,619
        Total operating expenses ................         2,816,559         25,183,938        130,273,095
Operating loss ..................................        (2,785,026)       (23,871,392)      (112,483,685)
Interest expense (income), net ..................             4,611         (1,889,312)        (6,729,657)
Other expense ...................................              --                6,233              9,120
Net loss ........................................     $  (2,789,637)     $ (21,988,313)     $(105,763,148)

NET LOSS PER COMMON SHARE DATA:
Net Loss per common share, basic and diluted ....     $       (0.55)     $       (2.05)     $       (1.75)
Shares used in computing net loss per share .....         5,118,342         16,549,535         60,593,437

CASH FLOW DATA:
Used in operating activities ....................     $    (153,505)     $  (6,342,720)     $ (74,985,739)
Used in investing activities ....................          (290,082)       (48,660,812)       (56,717,213)
Provided by financing activities ................           483,066        121,142,314        141,959,673

OTHER DATA:
EBITDA (A) ......................................     $    (356,010)     $ (17,917,617)     $ (88,137,915)
Capital expenditures ............................           290,082         33,811,121         55,942,721


                                                                           December 31,
                                                      ---------------------------------------------------
                                                            1998               1999               2000
                                                            ----               ----               ----

BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities      $      39,479      $  79,452,444      $  76,434,982
Total assets ....................................           369,980        117,631,772        194,805,921
Long-term obligations (including current portion)           433,161          3,055,625         14,114,457
Total stockholders' equity (deficit) ............          (315,865)       100,732,886        149,417,439

     (A) EBITDA, shown above under "Other Data," consists of net loss excluding net interest, taxes, depreciation of capital assets, amortization of intangibles and non-cash stock compensation expense. Other companies, however, may calculate it differently from us. We have provided EBITDA because it is a measure of financial performance commonly used for comparing companies in the telecommunications industry in terms of operating performance, leverage, and ability to incur and service debt. EBITDA is not a measure determined under generally accepted accounting principles. EBITDA should not be considered in isolation from, and you should not construe it as a substitute for:

     o   operating loss as an indicator of our operating performance,

     o   cash flows from operating activities as a measure of liquidity,

     o other consolidated statement of operations or cash flows data presented in accordance with generally accepted accounting principles, or

     o   as a measure of profitability or liquidity.

       The above financial data includes the operating results of acquisitions from their acquisition date and consequently will effect the comparability of such financial data from year to year.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH "ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA" AND "ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" THAT APPEAR ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THIS DISCUSSION AND ANALYSIS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. EXISTING AND PROSPECTIVE INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION, AND DISCLAIM ANY OBLIGATION, TO UPDATE OR REVISE THE INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR CIRCUMSTANCES OR OTHERWISE.

OVERVIEW

      We provide high-speed data communications, Internet access, and related services to small and medium sized businesses, primarily using digital subscriber line, or DSL, technology. We primarily target select second and third tier cities for the deployment of our own local DSL equipment. We began offering commercial service in May 1998 and, as of March 15, 2001, we had installed equipment in over 375 cities. In first tier cities, and certain other markets where we have not deployed our own equipment, we utilize the local DSL facilities of other carriers to provide service.

      We have incurred operating losses and net losses for each month since our formation. For the periods ended December 31, 1998, 1999 and 2000, we experienced net cash outflows from operating and investing activities. As of December 31, 1998, 1999 and 2000, we had accumulated deficits of approximately, $2,789,600, $27,180,000 and $132,943,100, respectively.

      In an effort to increase revenue from our installed network and conserve capital, in the fourth quarter of 2000, we decided to suspend the build-out of additional central offices and focus our efforts on increasing revenue through targeted marketing to increase penetration in our existing service areas and by introducing more services. In addition, we decided to suspend network connections to certain central offices, consolidate operating facilities, significantly reduce staff and curtail overall operating expenses. As a result, in 2001, we currently expect a significant reduction in our capital expenditures and a reduction in the size of our operating losses, net losses and net operating cash outflows. We currently believe these actions will reduce our monthly net cash outlay during 2001.

      Our financial performance will vary, and whether and when we achieve profitability will depend on a number of factors, including:

     o development of the high-speed data communications industry and our ability to compete effectively;

     o our ability to obtain additional financing to continue the implementation of our business plan;

     o   amount, timing and pricing of customer revenue;

     o commercial acceptance of our service and attaining expected penetration within our target markets;

     o   our ability to recruit and retain qualified personnel;

     o   up front sales and marketing expenses;

     o cost and utilization of our network components which we lease from other telecommunications providers, including other competitive carriers;

     o our ability to establish and maintain relationships with marketing partners;

     o successful implementation and management of financial, information management and operations support systems to efficiently and cost-effectively manage our growth; and

     o favorable outcome of federal and state regulatory proceedings and related judicial proceedings, including proceedings relating to the 1996 Telecommunications Act.

FACTORS AFFECTING FUTURE OPERATIONS

      REVENUE. We derive our revenue from monthly fees and installation costs paid by customers for our services, which vary based on the speed of the connection and the services ordered. The current monthly fee includes all phone line charges, Internet access charges, the cost of the modem installed at the customer's site and the other services we provide.

      During fiscal 2000, we implemented the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101 "REVENUE RECOGNITION IN FINANCIAL STATEMENTS." As a result, installation revenue and installation costs are now deferred and amortized to revenue and expense, respectively, over eighteen months, the estimated life of the customer relationship. Any excess of installation cost over revenue is expensed when incurred. In certain situations we waive non-recurring installation charges in order to obtain a customer and expense the related direct installation cost as incurred. Management believes that implementation of SAB No. 101 will not have a significant impact on future revenue or future operating results because installation revenue represents a small percentage of our total revenue and because the deferred revenue is offset by the deferral of an equal amount of installation cost.

      We seek to price our services competitively. The market for high-speed data communications services and Internet access is rapidly evolving and intensely competitive. While many of our competitors and potential competitors enjoy competitive advantages over us, we are pursuing a significant market that, we believe, is currently under-served. Although pricing will be an important part of our strategy, we believe that direct relationships with our customers and consistent, high quality service and customer support will be key to generating customer loyalty. During the past several years, market prices for many telecommunications services and equipment have been declining, a trend that we believe will likely continue.

      NETWORK AND OPERATIONS. Our network and operations expenses include costs related to personnel, monthly fees for telecommunications lines between customers, central offices, network service providers and our network, customer line installation, Internet access, certain depreciation and amortization expenses and other costs. Our costs for customer lines will increase as we add customers. We lease high-speed lines and other network capacity to connect our central office equipment and our network. Additional costs are incurred to connect to the Internet. Because of significant expansion and growth of our business during 2000, our results include various network and operations expenses, particularly depreciation and amortization expenses, for a portion of the year. As a result, we expect to see increases in such expenses during 2001 as such expenses are included for the full year. We also expect these costs to increase as the volume of data communications traffic generated by our customers' increases.

      The majority of our capital expenditures relate to building our network and delivering service to customers. Accordingly, the majority of our depreciation and amortization expense, excluding amortization of goodwill and intangibles resulting from acquisitions, is included in our network and operations expense. This expense includes:

     o Depreciation of network and operations equipment and DSL modems and routers installed at customer sites;

     o Depreciation of information systems, and computer hardware and software; and

     o Amortization and depreciation of the costs of obtaining, designing and building our collocation space and corporate facilities.

      GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of costs relating to human resources, finance, billing, administrative services, recruiting, insurance, legal services, operating facilities rent, depreciation and amortization of goodwill and intangibles resulting from acquisitions.

      SALES AND MARKETING. Our sales and marketing expenses consist primarily of expenses for personnel, the development of our brand name, promotional materials, advertising and sales commissions and incentives.

      STOCK COMPENSATION. We incurred non-cash stock compensation expenses as a result of the granting of stock and stock options to employees and others with exercise prices per share subsequently determined to be below the fair values per share of our common stock for financial reporting purposes at the dates of grant. The stock compensation, if vested, was charged immediately to expense, while non-vested compensation is being amortized over the vesting period of the applicable options or stock, which is generally 48 months. In addition, in fiscal 2000, we recorded $870,000 of non-cash compensation expense relating to the vesting of stock options held by members of our former advisory board.

      TAXATION. We have not generated any taxable income to date and, therefore, have not paid any federal income taxes since inception. Use of our net operating loss carryforwards, which will begin to expire in 2003, may be subject to limitations. We have recorded a full valuation allowance on a deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding their future recoverability.

RESULTS OF OPERATIONS

      REVENUE. Revenue increased from approximately $32,000 for the period from March 3, 1998 (inception) to December 31, 1998 to approximately $1,313,000 for the year ended December 31, 1999 and to approximately $17,789,000 for the year ended December 31, 2000. Revenue increased primarily due to the expansion of our network, the increased number of customers subscribing for our services and contributions from acquired businesses, primarily Vector Internet Services, Inc. and Tycho Networks. We currently expect revenue to increase in future periods as we increase our sales and marketing efforts in our existing service areas and introduce additional services.

      NETWORK AND OPERATIONS. Network and operations expenses increased from approximately $127,000 for the period from March 3, 1998 (inception) to December 31, 1998 to approximately $9,604,000 for the year ended December 31, 1999 and approximately $78,243,000 for the year ended December 31, 2000. The increase in network and operations expenses between the 1998 and 1999 periods was primarily due to the increased number of customers subscribing for our services and other increased costs resulting from the addition of personnel, the expansion of our network and legal costs incurred in connection with our applications for regulatory approvals in various states. The increases in these expenses between the 1999 and 2000 periods was primarily attributable to increased telecommunication costs and central office facilities costs, increases in personnel and professional services and increased depreciation expense. These increases resulted primarily from the expansion of our network and the increased number of customers subscribing for our services.

      Network and operations expenses included depreciation expense of approximately $5,744, $1,621,000 and $15,119,000 for the period from March 3, 1998 (inception) to December 31, 1998 and the years ended December 31, 1999 and 2000, respectively. This expense increased as we incurred further capital expenditures in connection with our expansion and more of our network facilities became operational.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from approximately $2,653,000 for the period from March 3, 1998 (inception) to December 31, 1998 to $8,037,000 for year ended December 31, 1999 and approximately $25,794,000 for the year ended December 31, 2000. The increase in general and administrative expenses between the 1998 and 1999 periods was principally the result of increases in the number of employees. The increases in these expenses between the 1999 and 2000 periods were principally the result of increases in personnel and professional services, increases in office facility rents resulting from the development of our operating infrastructure and amortization of goodwill and other intangible assets related to acquisitions.

      SALES AND MARKETING. Sales and marketing expenses increased from approximately $36,000 for the period from March 3, 1998 (inception) to December 31, 1998 to approximately $7,543,000 for the year ended December 31, 1999 and approximately $26,237,000 for the year ended December 31, 2000. These expenses increased primarily as a result of increased marketing and promotional activities, including direct mail, and increases in sales and marketing personnel.

      STOCK COMPENSATION. Non-cash stock compensation expenses were approximately $2,423,000 for the period from March 3, 1998 (inception) to December 31, 1998, compared to $4,123,000 for the year ended December 31, 1999 and $3,192,000 for the year ended December 31, 2000. These expenses consisted of charges and amortization related to stock options and restricted stock granted to our employees, directors and advisors.

      The unamortized balance of approximately $13,362,000 as of December 31, 1999 and $3,931,000 as of December 31, 2000, will be amortized over the remaining vesting period of each grant. As of December 31, 1999 and 2000 options to purchase 5,874,302 and 7,318,612 shares of common stock, respectively, were outstanding, which were exercisable at weighted average exercise prices of $2.32 and $4.07 per share, respectively.

      INTEREST EXPENSE (INCOME), NET. Net interest expense of approximately $5,000 for the period from March 3, 1998 (inception) to December 31, 1998 did not include any interest income. For the year ended December 31, 1999, net interest income of approximately $1,889,000 included $2,077,000 of interest income partially offset by $188,000 of interest expense. Net interest income of approximately $6,730,000 for the year ended December 31, 2000 included $8,538,000 of interest income partially offset by $1,808,000 of interest expense. The increases in interest income in 1999 and 2000 were primarily due to an increase in our cash and investment balances resulting from the sale of preferred stock and common stock in 1999 and the sale of common stock in 2000. The increases in interest expense were related to increased debt, primarily attributable to new capital lease obligations and other financing arrangements.

      RESTRUCTURING. In the fourth quarter of 2000, we incurred approximately $3,542,000 in non-recurring charges related to a corporate restructuring. Of that amount, approximately $448,000 related to severance costs incurred as a result of a reduction in our workforce of approximately 140 employees. These severance costs are included in network and operations, general and administrative and sales and marketing expenses. A charge of approximately $1,078,000 was included in general and administrative expense for the estimated costs resulting from the consolidation of our office facilities by vacating office space located in Milford, Connecticut, and Chantilly, Virginia and for unused office space in Santa Cruz, California. Lastly, a reserve of approximately $2,016,000 was included in network and operations expenses for the estimated costs resulting from our decision to not accept certain central offices' previously applied for, and to forego the completion of our build-out of certain other central offices.

      At December 31, 2000, approximately $362,000 of severance costs and approximately $1,416,000 of capitalized collocation application fees had been charged against the restructuring reserves.

      NET LOSS. Net loss of $2,790,000 for the period from March 3, 1998 (inception) to December 31, 1998 increased to approximately $21,988,000 for the year ended December 31, 1999 and approximately $105,763,000 for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our capital expenditures and operations primarily with the proceeds from the sale of stock and from borrowings, including equipment lease financings. As of December 31, 2000, we had cash and cash equivalents of approximately $76,435,000 and working capital of approximately $46,762,000.

      Net cash provided by financing activities in the periods ended 1998, 1999 and 2000 was approximately $483,000, $121,142,000 and $141,960,000, respectively. This cash primarily resulted from the sale of our capital stock. We have used, and intend to continue using, the proceeds from these financings primarily to implement our business plan and for working capital and general corporate purposes. We have also used, and may in the future use, a portion of these proceeds to acquire complementary businesses or assets.

      In August 1998, we issued a $100,000 demand note, which bore interest at the annual rate of 5.56%. As of December 31, 1998, $66,667 of principal of this note remained outstanding. This note was repaid in full in January 1999.

      In November 1998, we received $350,000 from a short-term bridge note and warrant financing. These notes had an aggregate principal amount of $350,000 and bore interest at annual rates of 5.56% or 6%. These notes were exchanged for shares of our Series A preferred stock in January 1999.

      During 1998, we also received $50,500 from the sale of capital stock to our founders.

      In January 1999, we received net proceeds of approximately $3,302,000 from the sale of shares of Series A preferred stock and certain warrants. In April 1999, we received net proceeds of approximately $9,940,000 from the sale of shares of Series C preferred stock to our principal stockholders and others. In May 1999, we received net proceeds of approximately $29,961,000 from the sale of shares of Series D preferred stock to our principal stockholders and others. In addition, we received approximately $1,007,000 in connection with repayment of a note, including interest at 6.0%, from an officer in connection with the purchase of Series D preferred stock in June 1999. In July 1999, we received net proceeds of approximately $18,458,000 from the sale of shares of Series E preferred stock to two strategic marketing partners. In October and November 1999, we received net proceeds of approximately $55,722,000 from the sale of shares of common stock in our initial public offering. Upon the closing of the initial public offering of our common stock on October 12, 1999, all outstanding shares of our preferred stock converted automatically into shares of common stock. In March 2000, we received net proceeds of approximately $141,273,000 from the sale of 5,750,000 shares of our common stock in a public offering.

      In May 2000, our $5 million bank line of credit expired and the amounts outstanding converted to a 36-month term loan. Amounts borrowed under this term loan generally bear interest at the sum of 1% plus the higher of the bank's prime rate of interest and the federal funds rate plus 0.5%, and are secured by a lien on certain of our equipment. As of December 31, 2000, the $3,545,000 outstanding under the term loan bore interest at the annual rate of 10.5%. The term loan contains certain restrictive covenants, including covenants requiring us to maintain certain financial ratios and limitations relating to, among other things, new indebtedness, the creation of liens, types of investments, mergers, consolidations and the transfer of all or substantially all of our assets.

      In March 1999, we entered into a 36-month lease facility to finance the purchase of up to an aggregate of $2,000,000 of equipment. Amounts financed under this lease facility bear an interest rate of 8% or 9%, depending on the type of equipment, and are secured by the financed equipment. In July 2000, we entered into a 48-month lease agreement with an equipment vendor to finance the purchase of network equipment. We have leased approximately $8,900,000 under this agreement. Amounts financed under this agreement bear an interest rate of 12% and are secured by the financed equipment. In addition, during 1999 and 2000, we purchased and assumed through acquisition certain equipment and computer software under other capital leases, which are being repaid over periods ranging from 24 months to 60 months at rates ranging from 7.5% to 15%. In the aggregate, there was approximately $10,477,000 outstanding under capital leases at December 31, 2000.

      As a result of the development of our operating infrastructure and recent acquisitions, we have entered into certain long-term agreements providing for fixed payments. Under our facility operating leases, minimum office facility operating lease payments are approximately $3,514,000 in 2001, $3,542,000 in 2002, $2,556,000 in 2003, $1,450,000 in 2004 and $389,000 in 2005. In addition, under agreements with two long distance carriers providing for data transmission services, minimum payments are approximately $8,295,000 in 2001, $10,024,000 in 2002, $9,281,000 in 2003, $4,800,000 in 2004 and

$1,600,000 in 2005. As part of our restructuring in December 2000, we vacated certain office space in Milford, Connecticut and Chantilly, Virginia and did not occupy certain increased space in Santa Cruz, California. We are currently seeking to sublease these spaces. If we are successful, the fixed payments associated with facility operating leases described above will decrease. We may not be able to sublease these facilities for lease rates that will cover our lease payments, or at all.

      On December 1, 1999, we acquired Tycho Networks, which is based in Santa Cruz, California. Tycho Networks provides Internet access, web hosting and related services throughout central coastal California. The approximate net purchase price of $3.3 million, excluding transaction costs associated with the acquisition, consisted of cash payments at closing of $1.6 million (including notes paid at closing of approximately $0.8 million), amounts due to the selling stockholders and others after the closing of approximately $0.8 million, net liabilities assumed of approximately $0.5 million and other costs of approximately $0.4 million. All amounts due to Tycho Networks selling stockholders have been paid.

      On April 3, 2000, we acquired certain assets and liabilities of Trusted Net Media Holdings, LLC. This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The approximate net purchase price of $2,500,000, excluding transaction costs, consisted of cash payments at closing of approximately $2,097,000; amounts due to Trusted Net after the closing of approximately $350,000; and net liabilities assumed of approximately $53,000. In addition, we incurred transaction costs associated with the acquisition of approximately $150,000.

      On May 26, 2000, we acquired Vector Internet Services, Inc.("VISI"), an Internet solution provider based in Minneapolis, Minnesota. This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The approximate net purchase price of $19,969,000, excluding transaction costs, consisted of cash payments at closing of approximately $8,800,000; amounts due to selling stockholders after the closing of approximately $2,200,000; common stock valued at $2,315,000; and the assumption of VISI employee stock options, which were valued at $6,654,000. In addition, we incurred transaction costs associated with the acquisition of approximately $425,000.

      On December 1, 2000, we acquired certain assets of Exario Networks. This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair values at the date of acquisition. The approximate net purchase price of $4,463,000, excluding transaction costs, consisted of cash payments at closing of approximately $2,902,000 and amounts due to Exario after the closing of approximately $1,561,100. In addition, we incurred transaction costs associated with the acquisition of approximately $100,000.

      In 1998, 1999 and 2000, net cash used in our operating activities was approximately $154,000, $6,343,000 and $74,986,000, respectively. This cash was used for a variety of operating expenses, including salaries, consulting and legal expenses, network operations and overhead expenses.

      Net cash used in investing activities in 1998, 1999 and 2000 was approximately $290,000 $48,661,000 and $56,717,000, respectively. For the year ended December 31, 1999 approximately $33,811,000 was used for purchases of equipment and payment of collocation costs, approximately $13,274,000 was used for the purchase of marketable securities and approximately $1,576,000 was used to acquire Tycho Networks. For the year ended December 31, 2000, approximately $55,943,000 was used primarily for the purchase of equipment and payment of collocation costs and approximately $14,049,000 was used for acquisitions and investments, excluding approximately $4,034,000 which is payable by us to selling stockholders at future dates. These expenditures were partially offset by proceeds from the sale of marketable securities of approximately $13,274,000.

      The development and expansion of our business has required significant capital expenditures. Capital expenditures, including collocation fees, were approximately $55,493,000 for the year ended December 31, 2000. The actual amounts and timing of our future capital expenditures will vary depending on the speed at which we expand and implement our network and implement service for our customers. As a result of our decision to delay further deployment of our network, our planned capital expenditures for 2001 are currently expected to be primarily for the purchase and installation at our customers' sites of the equipment necessary for us to provide our services, as well as for the continued development of our network and operational support systems. We currently anticipate spending approximately $15,000,000 to $20,000,000 for capital expenditures during the year ending December 31, 2001. The actual amounts and timing of our capital expenditures could differ materially both in amount and timing from our current plans.

      We expect our operating losses, net operating cash outflows and capital expenditures to continue during 2001. Our independent accountants have noted in their report that our sustained operating losses raise substantial doubt about our ability to continue as a going concern. We believe that our existing cash and short-term investments and cash generated from operations will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements into the fourth quarter of 2001. We intend to use these cash resources to finance our capital expenditures and for working capital and other general corporate purposes. We may also use a portion of these cash resources to acquire complementary businesses or other assets. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including the rate of market acceptance of our services and revenue growth, planned capital expenditures, cash generated from operations, improvements in operating productivity, and the extent and timing of our entry into new markets.

      Additional financing will be required during 2001. We do not believe that our operations will generate sufficient cash to finance our requirements. As a result, we need to raise financing through some combination of borrowings, leasing, vendor financing and the sale of equity or debt securities. Our capital requirements may vary based upon the timing and the success of implementation of our business plan and as a result of regulatory, technological and competitive developments or if:

     o demand for our services or our cash flow from operations is less than or more than expected;

     o   our development plans or projections change or prove to be inaccurate;

     o   we make acquisitions; or

     o we accelerate or delay deployment of our network or otherwise alter the schedule or targets of our business plan implementation.

We cannot assure you that we will be able to raise sufficient debt or equity capital on terms that we consider acceptable, if at all. If we are unable to obtain adequate funds, we may not be able to deploy and operate our network, respond to competitive pressures or fund our operations. Ultimately, we may be required to significantly reduce or discontinue our operations. Our financial statements included herein do not include any adjustments that might result from this uncertainty.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 1999, the staff of the Securities and Exchange Commission issued its Staff Accounting Bulletin ("SAB") No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS." SAB No. 101 provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. Changes in accounting policies to apply the guidance of SAB No. 101, as amended by SAB No. 101B, must be adopted by recording the cumulative effect of the change back to January 1, 2000.

      We have adopted the revenue recognition guidelines of SAB No. 101, which changed the manner in which we recognize installation revenue
(see "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" above). The cumulative effect of adoption of SAB No. 101 resulted in deferral of installation revenues and related direct costs of approximately $176,000 at January 1, 2000. The effect of the adoption for the year ended December 31, 2000, resulted in a deferral of installation revenue and related direct costs of approximately $735,000.

      In March 2000, The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF ACCOUNTING PRINCIPLES BOARD ("APB") OPINION NO. 25." FIN 44 clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The initial adoption of FIN 44 did not have a material impact on our financial position or results of operations.

      In June 1999, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
- DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO.133." In June 2000, the FASB issued SFAS 138, "ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING AGREEMENTS - AN AMENDMENT TO FASB STATEMENT NO. 133." SFAS 133 established new standards of accounting and reporting for derivative instruments and hedging activities, and required that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. We will adopt SFAS 133, as amended by SFAS 137 and SFAS 138, in the first quarter of 2001 and do not expect the adoption to have a material effect on our financial condition or results of operations.

                                  RISK FACTORS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND CERTAIN OTHER INFORMATION

      Some of the statements under "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business" and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements. DSL.net makes such forward-looking statements under the provisions of the "Safe Harbor" section of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. These statements relate to future events or our future financial or business performance and are identified by terminology such as "may", "might", "will", "should", "expect", "scheduled", "plan", "intend", "anticipate", "believe", "estimate", "potential", or "continue" or the negative of such terms or other comparable terminology. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors". Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation, and disclaim any obligation, to update or revise the information contained in this Annual Report on Form 10-K, whether as a result of new information, future events or circumstances or otherwise.

                         RISKS RELATING TO OUR BUSINESS

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS

      We commenced operations in March 1998 and began offering commercial service in Stamford, Connecticut in May 1998. Accordingly, you have limited information about our company with which to evaluate our business, strategies and performance and an investment in our common stock.

WE HAVE INCURRED LOSSES AND HAVE EXPERIENCED NEGATIVE OPERATING CASH FLOW TO DATE AND EXPECT OUR LOSSES AND NEGATIVE OPERATING CASH FLOW TO CONTINUE

      We have incurred significant losses and experienced negative operating cash flow for each month since our formation. We expect to continue to incur significant losses and negative operating cash flow for the foreseeable future. If our revenue does not grow as expected or capital and operating expenditures exceed our plans, our business, prospects, financial condition and results of operations will be materially adversely affected. As of December 31, 2000, we had an accumulated deficit of approximately $132,900,000. We cannot be certain if or when we will be profitable or if or when we will generate positive operating cash flow. We expect our operating expenditures, particularly network and operations and sales and marketing expenditures, to continue to increase as we implement our business plan. In addition, we expect to continue to make additional capital expenditures in 2001 and in subsequent years. Our revenue, however, may not increase despite this increased spending. Our independent accountants have noted in their report that our sustained operating losses raise substantial doubt about our ability to continue as a going concern.

WE MUST OBTAIN ADDITIONAL FINANCING IN 2001 IF WE ARE TO CONTINUE OPERATING OUR BUSINESS

      Additional financing will be required during 2001. We expect our operating losses, net operating cash outflows and capital expenditures to continue during 2001. Our independent accountants have noted in their report that our sustained operating losses raise substantial doubt about our ability to continue as a going concern. We believe that our existing cash and short-term investments and cash generated from operations will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements into the fourth quarter of 2001. We do not believe that our operations alone will generate sufficient cash to finance our requirements. As a result, we need to raise financing through some combination of borrowings, leasing, vendor financing and the sale of equity or debt securities. Our capital requirements may vary based upon the timing and the success of implementation of our business plan and as a result of regulatory, technological and competitive developments or if:

     o demand for our services or our cash flow from operations is less than or more than expected;

     o   our development plans or projections change or prove to be inaccurate;

     o   we make acquisitions; or

     o we accelerate or delay deployment of our network or otherwise alter the schedule or targets of our business plan implementation.

      We cannot assure you that we will be able to raise sufficient debt or equity capital on terms that we consider acceptable, if at all. If we are unable to obtain adequate funds, we may not be able to deploy and operate our network, respond to competitive pressures or fund our operations. Ultimately, we may be required to significantly reduce or discontinue our operations.

OUR INDEPENDENT ACCOUNTANTS HAVE RAISED QUESTIONS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN IN THEIR REPORT ON OUR AUDITED FINANCIAL STATEMENTS, WHICH MAY HAVE AN ADVERSE IMPACT ON OUR ABILITY TO RAISE ADDITIONAL CAPITAL AND ON OUR STOCK PRICE

      Our independent accountants have included in their report an explanatory paragraph relating to our ability to continue as a going concern. This explanatory paragraph includes the following language: "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced sustained operating losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty." The inclusion of this explanatory paragraph in the report of our independent accountants may have an adverse impact on our ability to raise additional capital and on our stock price. We cannot assure you that we will be able to continue as a going concern.

BECAUSE THE HIGH-SPEED DATA COMMUNICATIONS INDUSTRY IS NEW AND RAPIDLY EVOLVING, WE CANNOT PREDICT ITS FUTURE GROWTH OR ULTIMATE SIZE

      The high-speed data communications industry is in the early stages of development and is subject to rapid and significant technological change. Since this industry is new and because the technologies available for high-speed data communications services are rapidly evolving, we cannot accurately predict the rate at which the market for our services will grow, if at all, or whether emerging technologies will render our services less competitive or obsolete. If the market for our services fails to develop or grows more slowly than anticipated, our business, prospects, financial condition and results of operations could be materially adversely affected. Many providers of high-speed data communication services are testing products from numerous suppliers for various applications. In addition, certain industry groups are in the process of trying to establish standards which could limit the types or speeds of the technologies we could use. Certain critical issues concerning commercial use of DSL technology for Internet access, including security, reliability, ease and cost of access and quality of service, remain unresolved and may impact the growth of these services.

OUR BUSINESS MODEL IS UNPROVEN, AND MAY NOT BE SUCCESSFUL

      We do not know whether our business model and strategy will be successful. If the assumptions underlying our business model are not valid or we are unable to implement our business plan, achieve the predicted level of market penetration or obtain the desired level of pricing of our services for sustained periods, our business, prospects, financial condition and results of operations could be materially adversely affected. We have adopted a different strategy than certain other broadband ISPs and DSL providers. We focus on selling directly to small and medium sized businesses. Our unproven business model makes it difficult to predict the extent to which our services will achieve market acceptance. To be successful, we must deploy our services in a significant number of our selected markets and convince our target customers to utilize our service. In December 2000, we decided to suspend the further build-out of our network into new target markets and to focus our efforts on penetrating the markets in which we currently can provide service and on adding services. It is possible that these efforts will not result in significant market penetration, favorable operating results or profitability.

IF OUR SERVICES FAIL TO ACHIEVE OR SUSTAIN MARKET ACCEPTANCE AT DESIRED PRICING LEVELS, OUR ABILITY TO ACHIEVE PROFITABILITY OR POSITIVE CASH FLOW WOULD BE IMPAIRED

      Prices for digital communication services have fallen historically, a trend we expect will continue. Accordingly, we cannot predict to what extent we may need to reduce our prices to remain competitive or whether we will be able to sustain future pricing levels as our competitors introduce competing services or similar services at lower prices. If our services fail to achieve or sustain market acceptance at desired pricing levels, our ability to achieve profitability or positive cash flow would be impaired, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

WE DEPEND ON WHOLESALE DSL PROVIDERS, SOME OF WHOM ARE COMPETITORS, TO PROVIDE US WITH LOCAL DSL FACILITES IN AREAS WHERE WE HAVE NOT DEPLOYED OUR OWN DSL EQUIPMENT

      In markets where we have not deployed our own local DSL equipment, we utilize local DSL facilities from wholesale providers, including Covad Communications and NorthPoint Communications, in order to provide service to our end-user customers. In these cases, we are dependent upon these wholesale carriers to provide, or arrange the provision of, the equipment and on-site wiring required to provide local DSL services to our end-user customers, as well as to provide and maintain the local DSL line. In general, these carriers may terminate the service they provide to us with little or no notice. These carriers may not continue to provide us with acceptable local DSL services for our customers on the scale, at the price levels and within the time frames we require, or at all. If we are unable to obtain acceptable DSL services from these wholesale carriers or they terminate the service they provide us, we may be required to install our own equipment in a central office and provide and install new equipment for our customers, or arrange for another wholesale carrier to do so. Obtaining space and provisioning equipment in a new central office is a lengthy and costly process. We cannot assure you that we, or another carrier with whom we work, would be able to obtain the space required in a central office on a cost effective basis, if at all, or that we could provide DSL services to such customers on a timely basis. Our failure to install and provide services to customers on a timely basis, or the disruption in the services provided to our customers, would likely result in the loss of many, if not all, of the customers in the affected locations, and could result in claims brought by these customers against us. This could have a material adverse effect on our competitive position, business, results of operations, financial position and prospects.

      Certain wholesale DSL providers with whom we work offer services that compete with ours, or have other customers whose services compete with ours. Such competing interests may affect the ability or willingness of these providers to provide us with acceptable services on acceptable terms. In addition, certain of these providers are relatively young companies that are facing substantial operational and financial challenges. The operational success and abilities of these carriers to operate and expand their businesses could materially affect our business. The failure of any of these companies could cause us to lose customers and revenue, expose us to claims and otherwise have a material adverse effect on our competitive position, business, results of operations, financial position and prospects.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE PROVIDING SERVICE TO CUSTOMERS WHOSE LOCAL DSL FACILITES ARE PROVIDED BY NORTHPOINT COMMUNICATIONS

      We utilize local DSL facilities provided by NorthPoint Communications in order to provide service to certain of our end-user customers. NorthPoint Communications is currently in bankruptcy and has notified its customers, including us, that the cessation of its services is imminent. NorthPoint has already discontinued providing local DSL service for a number of our end-user customers, and we believe that it will discontinue this service for the remainder of our customers who are served using its facilities. We are working to establish interim and long-term alternatives for our affected customers. Some of these customers are located in areas where neither we nor any of our existing wholesaler DSL providers other than NorthPoint have installed DSL equipment. We may need to offer incentives and concessions to these customers. We may not be able to transition all of our customers who currently obtain service through us via local DSL facilities provided by NorthPoint on a timely basis, if at all. Any disruption in service may result in a loss of many, if not all, of these customers, and could result in claims brought by these customers against us. This could have a material adverse effect on our competitive position, business, results of operations, financial position and prospects.

IF WE FAIL TO RECRUIT QUALIFIED PERSONNEL IN A TIMELY MANNER AND RETAIN OUR EMPLOYEES, WE WILL NOT BE ABLE TO EXECUTE OUR BUSINESS PLAN AND OUR BUSINESS WILL BE HARMED

      To execute our business plan, we need to hire and retain a substantial number of qualified personnel, particularly sales and marketing, engineering and other technical personnel. If we are unable to recruit qualified personnel in a timely manner or to retain our employees, we will not be able to execute our business plan. In particular, if we are unable to recruit and retain a sufficient number of qualified personnel, our revenue growth may be lower than we expect and our business may be harmed. Our industry is characterized by intense competition for, and aggressive recruiting of, skilled personnel, as well as a high level of employee mobility. Our recent reduction in workforce, together with our need for additional financing during 2001 and the competitive nature of our industry may make it difficult to hire qualified personnel on a timely basis and to retain our employees.

OUR MANAGEMENT TEAM IS CRITICAL AND THE LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS

      We depend on a small number of executive officers and other members of senior management to work effectively as a team, to execute our business strategy and business plan, and to manage employees located in several offices across the United States. The loss of key managers or their failure to work effectively as a team could have a material adverse effect on our business and prospects. We do not have employment agreements with any of our executive officers, so any of these individuals may terminate employment at any time.

OUR FAILURE TO ESTABLISH AND MAINTAIN THE NECESSARY INFRASTRUCTURE TO SUPPORT OUR BUSINESS AND TO MANAGE OUR GROWTH COULD STRAIN OUR RESOURCES AND ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL PERFORMANCE

      We have had significant growth in the number of markets in which we provide service, the number of customers subscribing for our service and in the number of employees in geographically-dispersed areas. This growth has placed a significant strain on our management, financial controls, operations, personnel and other resources. We have deployed operations support systems to help manage customer service, bill customers, process customer orders and coordinate with vendors and contractors. The subsequent integration and enhancement of these systems could be delayed or cause disruptions in service or billing. To efficiently and cost-effectively manage our geographically-dispersed business, we must continue to successfully implement these systems on a timely basis, and continually expand and upgrade these systems as our operations expand.

DISAPPOINTING QUARTERLY REVENUE, OPERATING RESULTS OR OPERATING STATISTICS COULD CAUSE THE PRICE OF OUR COMMON STOCK TO FALL

      Our quarterly revenue, operating results and operating statistics are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenue, operating results or operating statistics fall below the expectations of investors or security analysts, the price of our common stock could fall substantially. Our quarterly revenue, operating results and operating statistics may fluctuate as a result of a variety of factors, many of which are outside our control, including:

     o the amount and timing of expenditures relating to the rollout of our infrastructure and services;

     o   regulatory developments;

     o the rate at which we are able to attract customers within our target markets and our ability to retain these customers at sufficient aggregate revenue levels;

     o   our ability to deploy our network on a timely basis;

     o   the availability of financing to continue our operations and expansion;

     o   technical difficulties or network service interruptions; and

     o the introduction of new services or technologies by our competitors and resulting pressures on the pricing of our service.

THE FAILURE OF OUR CUSTOMERS TO PAY THEIR BILLS ON A TIMELY BASIS COULD ADVERSELY AFFECT OUR CASH FLOW

      Our target customers consist of small and medium sized businesses. We bill and collect numerous relatively small customer accounts. We may experience difficulty in collecting amounts due on a timely basis. Our failure to collect accounts receivable owed to us by our customers on a timely basis could have a material adverse effect on our business, financial condition and cash flow.

OUR FAILURE TO DEVELOP AND MAINTAIN GOOD RELATIONSHIPS WITH MARKETING PARTNERS IN A LOCAL SERVICE MARKET COULD ADVERSELY AFFECT OUR ABILITY TO OBTAIN AND RETAIN CUSTOMERS IN THAT MARKET

      In addition to marketing through our direct sales force, we rely on relationships with local marketing partners, such as integrators of computer systems and networks and consultants. These partners recommend our services to their clients, provide us with referrals and help us build a local presence in each market. We may not be able to identify, and maintain good relationships with quality marketing partners and we cannot assure you that they will recommend our services rather than our competitors' services to their customers. Our failure to identify and maintain good relationships with quality marketing partners could have a material adverse effect on our ability to obtain and retain customers in a market and, as a result, our business would suffer.

OUR SUCCESS DEPENDS ON NEGOTIATING AND ENTERING INTO INTERCONNECTION AGREEMENTS WITH TRADITIONAL TELEPHONE COMPANIES

      We must enter into and renew interconnection agreements with traditional local telephone companies in each market in which we deploy our own DSL equipment. These agreements govern, among other things, the price and other terms regarding our location of equipment in the offices of traditional local telephone companies which house telecommunications equipment and from which local telephone service is provided, known as central offices, and our lease of copper telephone lines that connect those central offices to our customers. We have entered into agreements with BellSouth, Cincinnati Bell, SBC Communications, Qwest, Sprint, Verizon or their subsidiaries, which govern our relationships in 48 states and the District of Columbia. Delays in obtaining or renewing interconnection agreements would delay our entrance into target markets and could have a material adverse effect on our business and prospects. In addition, disputes have arisen, and will likely arise in the future, regarding the interpretation of these interconnection agreements. These disputes have, in the past, delayed the deployment of our network. Our interconnection agreements generally have limited terms of one to two years and we cannot assure you that new agreements will be negotiated on a timely basis, if at all, or that existing agreements will be extended on terms favorable to us. Interconnection agreements must be approved by state regulators and are also subject to oversight by the FCC and the courts. These governmental authorities may modify the terms or prices of our interconnection agreements in ways that could adversely affect our ability to deliver service and our business and results of operations.

FAILURE TO NEGOTIATE INTERCONNECTION AGREEMENTS WITH THE TRADITIONAL LOCAL TELEPHONE COMPANIES COULD LEAD TO COSTLY AND LENGTHY ARBITRATION WHICH MAY NOT BE RESOLVED IN OUR FAVOR

      Under federal law, traditional local telephone companies have an obligation to negotiate with us in good faith to enter into interconnection agreements. If no agreement can be reached, either side may petition the applicable state telecommunications regulators to arbitrate remaining disagreements. Arbitration is a costly and lengthy process that could delay our entry into markets and could harm our ability to compete. Interconnection agreements resulting from arbitration must be approved by state regulators. We cannot assure you that a state regulatory authority would resolve disputes in our favor.

FAILURE TO OBTAIN ADDITIONAL SPACE FOR OUR DSL EQUIPMENT IN THE LOCAL TELEPHONE COMPANIES' CENTRAL OFFICES IN OUR TARGET MARKETS COULD ADVERSELY AFFECT OUR BUSINESS

      In December 2000, we began to focus our efforts on increasing our penetration of those markets in which we can currently provide service and providing more services. As our penetration of a target market increases, we may be required to install additional equipment in central offices, known as collocation space. We may not be able to secure additional collocation space in the central offices of our choice on a timely basis or on acceptable terms.

OUR SUCCESS DEPENDS ON TRADITIONAL TELEPHONE COMPANIES PROVIDING ACCEPTABLE TRANSMISSION FACILITIES AND COPPER TELEPHONE LINES

      We interconnect with and use the networks of traditional telephone companies to provide services to our customers in the markets where we have deployed our own DSL equipment. In markets where we utilize the local DSL facilities of other carriers to provide our service, those carriers must interconnect with and use the networks of traditional local telephone companies to provide this service. We cannot assure you that these networks will be able to meet the telecommunications needs of our customers or maintain our service standards. We also depend on the traditional telephone companies to provide and maintain their transmission facilities and the copper telephone lines between our network and our customers' premises. Our dependence on traditional telephone companies could cause delays in establishing our network and providing our services. Any such delays could have a material adverse effect on our business. We, or the other carrier with which we work, lease copper telephone lines running from the central office of the traditional telephone companies to each customer's location. In many cases, the copper telephone lines must be specially conditioned by the telephone company to carry digital signals. We may not be able to obtain a sufficient number of acceptable telephone lines on acceptable terms, if at all. Traditional telephone companies often rely on unionized labor and labor-related issues have in the past, and may in the future, adversely affect the services provided by the traditional telephone companies.

WE COMPETE WITH THE TRADITIONAL LOCAL TELEPHONE COMPANIES ON WHICH WE DEPEND

      Many of the traditional local telephone companies, including those created by AT&T's divestiture of its local telephone service business, have begun deploying DSL-based services. In addition, these companies also currently offer high-speed data communications services that use other technologies. Consequently, these companies have certain incentives to delay:

     o   our entry into, and renewals of, interconnection agreements with them;

     o our access to their central offices to install our equipment and provide our services,

     o providing acceptable transmission facilities and copper telephone lines; and

     o   our introduction and expansion of our services.

Any such delays would negatively impact our ability to implement our business plan and harm our competitive position, business and prospects.

      In addition, the other carriers whose local DSL facilities we utilize in markets where we have not deployed our own DSL equipment also compete with the traditional local telephone companies and rely on these companies for the same facilities and services that we do. Any delay in the provision of acceptable transmission facilities and copper telephone lines provided by the traditional local telephone companies to these carriers which are used in the provision of our service could negatively impact our ability to implement our business plan and harm our competitive position, business and prospects.

      Further, the prospect of these traditional local telephone companies offering DSL or other competitive high-speed data communications services in a specific market may adversely impact our ability to obtain customers in that area and harm our competitive position, business and prospects. These companies have established brand names and reputations for high quality in their service areas, possess sufficient capital to deploy DSL equipment rapidly, have their own copper telephone lines and can bundle digital data services with their existing voice services to achieve a competitive advantage in serving customers. In addition, we depend upon these traditional local telephone companies to provide us access to their central offices and to individual elements of their networks. As a result, they can significantly influence the actual and perceived reliability, quality and timeliness of our services in their service areas. The perceived relative stability of the traditional local telephone companies, particularly in light of the failure of certain competitive telephone companies and the financial and operational issues surrounding other such companies, provides the traditional local telephone companies a significant competitive advantage.

WE DEPEND ON TWO LONG DISTANCE CARRIERS TO CONNECT OUR NETWORK

      Data is transmitted across our network via transmission facilities that we lease from WorldCom and AT&T. Failure of these carriers to provide service or to provide quality service may interrupt the use of our services by our customers. In August 1999, the service provided by WorldCom was interrupted for several days by a failure of their communications network. Several of our customers were without service or had poor service during this period. We cannot be sure that the WorldCom and AT&T service will not be interrupted in the future.

OUR SUCCESS DEPENDS ON CONTRACTORS WHO INSTALL THE EQUIPMENT AND WIRING NECESSARY TO UTILIZE OUR SERVICE AT OUR CUSTOMERS' PREMISES

      We primarily utilize contractors to install necessary equipment and wiring at our customers' premises. In markets where we utilize the local DSL facilities of other carriers, such carriers, or their contractors, effect such installations. These installations must be completed on a timely basis and in a cost-efficient manner. Failure to retain experienced contractors to install the equipment and wiring or failure to complete these installations on a timely, cost-efficient basis could materially delay our growth or damage our reputation, our business and prospects and results of operations. If we are unable to retain contractors to provide these services, we will have to complete these installations ourselves, probably at a greater cost and with delay. We may be required to utilize numerous contractors as we expand our operations, which may divert management attention and result in delays in installations, cancellations, increased costs and lower quality.

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

      The high-speed data communication services market is intensely competitive. If we are unable to compete effectively, our business, prospects, financial condition and results of operations would be adversely affected. We expect the level of competition to intensify in the future, due, in part, to increasing consolidation in our industry. Our competitors use various high speed communications technologies for local access connections such as integrated services digital network, or ISDN, frame relay, T1, DSL services and wireless, satellite-based and cable networks. We expect significant competition from:

     o Other providers of DSL-based services, including Covad Communications, Network Access Solutions and Rhythms NetConnections;

     o Internet service providers, such as Cais, Vario and EarthLink, which offer high-speed access capabilities, as well as other related products and services;

     o Traditional local telephone companies, including the traditional telephone companies created by AT&T's divestiture of its local telephone service business, which have begun deploying DSL-based services and which provide other high-speed data communications services;

     o National long distance carriers, such as AT&T and WorldCom, which are offering competitive DSL-based services;

     o Cable modem service providers, such as At Home, which are offering high-speed Internet access over cable networks; and

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

      We may seek additional debt financing in the future. We are not generating sufficient revenue or operating cash flow to fund our operations and repay existing or expected debt. We may not be able to repay our current debt or any future debt. In addition, the terms of any future debt would likely contain additional restrictive covenants that would limit our ability to incur additional indebtedness and place other operating restrictions on our business. If we incur additional debt, we will be required to devote increased amounts of our cash flow to service indebtedness. This could require us to modify, delay or abandon the capital expenditures and other investments necessary to implement our business plan.

WE MAY BE SUBJECT TO RISKS ASSOCIATED WITH ACQUISITIONS

      We have made a number of asset and business acquisitions and may acquire additional assets or businesses in the future. An acquisition may not produce the revenue, earnings or business synergies that we anticipate, and an acquired business might not perform as we expect. If we pursue any future acquisition, our management could spend a significant amount of time and effort in identifying and completing the acquisition and may be distracted from the operation of our business. We will probably have to devote a significant amount of management resources to integrating any acquired business, including the business and assets that we have already acquired, with our existing operations, and that integration may not be successful.

OUR SERVICES ARE SUBJECT TO FEDERAL, STATE AND LOCAL REGULATION AND CHANGES IN LAWS OR REGULATIONS COULD ADVERSELY AFFECT THE WAY WE OPERATE OUR BUSINESS

      The facilities we use and the services we offer are subject to varying degrees of regulation at the federal, state and/or local levels. Changes in applicable laws or regulations could, among other things, increase our costs, restrict our access to the central offices of the traditional telephone companies, or restrict our ability to provide our services. For example, the 1996 Telecommunications Act, which, among other things, requires traditional telephone companies to unbundle network elements and to allow competitors to locate their equipment in the traditional local telephone companies' central offices, is the subject of ongoing proceedings at the federal and state levels, litigation in federal and state courts, and legislation in federal and state legislatures. For example, FCC rules governing pricing standards for access to the networks of the traditional local telephone companies are currently being challenged in federal court. In addition, the traditional local telephone companies are pursuing several judicial and legislative avenues to overturn an FCC order that found that advanced services, such as DSL, are subject to the market opening requirements of the 1996 Telecommunications Act. The FCC's collocation rules were also vacated by a federal court and are pending on remand at the FCC. In addition, at least two traditional telephone companies, SBC Communications and Verizon, have taken the position in state and federal regulatory proceedings that they are not obligated to unbundle portions of their network where they construct modified or new digital loop carrier facilities that would enable them to offer DSL services to customers who are located too far from the traditional local telephone companies' central offices to be reached by existing DSL technologies. We cannot predict the outcome of the various proceedings, litigation and legislation or whether or to what extent these proceedings, litigation and legislation may adversely affect our business and operations.

      Decisions by the FCC and state telecommunications regulators will determine some of the terms of our relationships with traditional telecommunications carriers, including the terms and prices of interconnection agreements, and access fees and surcharges on gross revenue from interstate and intrastate services. Recent changes in federal Congressional and executive leadership could increase the possibility of changes in the law that could alter our relationship with these companies, and thereby affect our ability to provide DSL services to the public. State telecommunications regulators determine whether and on what terms we will be authorized to operate as a competitive local exchange carrier in their state. In addition, local municipalities may require us to obtain various permits which could increase the cost of services or delay development of our network. Future federal, state and local regulations and legislation may be less favorable to us than current regulations and legislation and may adversely affect our businesses and operations.
See  "Business-Governmental Regulations."

THE ABILITY OF THE TRADITIONAL LOCAL TELEPHONE COMPANIES TO OFFER DSL SERVICES THROUGH LESS-REGULATED SUBSIDIARIES COULD ADVERSELY AFFECT OUR BUSINESS PLAN BY ALTERING OUR RELATIONSHIP WITH THE LOCAL TELEPHONE COMPANIES UPON WHOSE FACILITIES WE DEPEND FOR ACCESS TO CUSTOMERS

      There exists considerable uncertainty as to the status of the FCC's policy toward the ability of the traditional local telephone companies to provide DSL services through less-regulated subsidiaries. In August 1998, the FCC issued a notice of proposed rulemaking seeking comments on its tentative conclusion that traditional local telephone companies should be permitted to create separate affiliates to provide DSL services. The outcome of this proceeding remains uncertain. However, the FCC subsequently required two traditional local telephone companies, SBC Communications and Verizon, to create separate affiliates to provide DSL services as conditions of their mergers with Ameritech and GTE, respectively. In January 2001, the United States Court of Appeals for the District of Columbia held that SBC may not avoid its obligations under the Telecommunications Act of 1996 through the creation of a separate advanced services affiliate. Under the terms of the FCC's conditions on the SBC-Ameritech merger, SBC may be able to fold its separate affiliate back into the parent company as early as later this year. It remains unclear how this court decision will affect the existing SBC and Verizon affiliates and the pending FCC proceeding. Any outcome that alters our relationship with the traditional local telephone companies could adversely affect our ability to provide DSL services at a competitive price. See "Business--Governmental Regulations".

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

     o actual or anticipated variations in quarterly operating results or operating statistics;

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

     o future equity or debt financings by us or our announcements of such financings; and

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

OUR EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS OWN A SIGNIFICANT PERCENTAGE OF OUR COMPANY AND WILL BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER OUR COMPANY, WHICH COULD HAVE A MATERIAL AND ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK

      Our executive officers, directors and principal stockholders and their affiliates together controlled approximately 47.1% of our outstanding common stock as of March 21, 2001. As a result, these stockholders, if they act together, are able to exercise substantial control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and can have significant influence over our affairs. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale and might affect the market price of our common stock.

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

      Our exposure to market risk for changes in interest rates relates primarily to borrowings under our bank term loan. These borrowings bear interest at variable rates and the fair value of this indebtedness should not be significantly affected by changes in market interest rates. An effective increase or decrease of 10% in the current effective interest rates under the term loan would not have a material effect on our results of operations or cash flow.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of DSL.net, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of DSL.net, Inc. and its subsidiaries at December 31, 2000 and 1999 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, and for the period from inception (March 3, 1998) through December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced sustained operating losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP


Stamford, Connecticut
February 26, 2001

                                  DSL.NET, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,
                                                                          -------------------------------------
                                                                               1999                    2000
                                                                          -------------           -------------
Current assets:
Cash and cash equivalents                                                 $  65,575,301           $  72,323,911
Restricted cash (Note 2)                                                        602,960               4,111,071
Marketable securities                                                        13,274,183                    --
Accounts receivable (net of allowances of $63,000 and $1,353,000
  at December 31, 1999 and 2000, respectively)                                  318,516               3,694,547
Prepaid expenses and other current assets                                     1,043,935               2,446,737
                                                                          -------------           -------------
Total current assets                                                         80,814,895              82,576,266
Fixed assets, net (Note 3)                                                   32,664,924              83,272,045
Goodwill and other intangible assets  (Note 5)                                3,420,135              26,628,577
Other assets                                                                    731,818               2,329,033
                                                                          -------------           -------------
Total assets                                                              $ 117,631,772           $ 194,805,921
                                                                          =============           =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                          $   9,587,186           $  13,185,650
Accrued salaries                                                                848,841               1,577,997
Accrued liabilities  (Note 13)                                                3,173,173              14,156,468
Deferred revenue                                                                234,061               2,353,910
Current portion of capital leases payable (Note 7)                              715,953               3,037,369
Current portion of term loan payable (Note 6)                                   281,316               1,502,449
                                                                          -------------           -------------
Total current liabilities                                                    14,840,530              35,813,843
    Capital leases payable (Note 7)                                             892,906               7,439,949
Term loan payable (Note 6)                                                    1,165,450               2,134,690
                                                                          -------------           -------------
Commitments and contingencies (Note 7)
Total liabilities                                                            16,898,886              45,388,482
                                                                          -------------           -------------
Stockholders' equity (Note 9)
Common stock, $.0005 par value; 200,000,000 shares authorized;
  58,382,196 and 66,002,808 shares issued and outstanding                        29,191                  33,001
Additional paid-in capital                                                  141,245,583             286,258,257
Deferred compensation                                                       (13,361,940)             (3,930,723)
Accumulated deficit                                                         (27,179,948)           (132,943,096)
                                                                          -------------           -------------
Total stockholders' equity                                                  100,732,886             149,417,439
                                                                          -------------           -------------
Total liabilities and stockholders' equity                                $ 117,631,772           $ 194,805,921
                                                                          =============           =============

            The accompanying notes are an integral part of these consolidated financial statements.

                                  DSL.NET, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            For the Period
                                                            From Inception
                                                            (March 3, 1998)
                                                                through               Year Ended              Year Ended
                                                           December 31, 1998       December 31, 1999       December 31, 2000
                                                             -------------           -------------           -------------
Revenue                                                      $      31,533           $   1,312,546           $  17,789,410
                                                             -------------           -------------           -------------
Operating expenses:
Network and operations (including $0, $369,922
  and $412,717 of stock compensation, respectively)                127,054               9,604,200              78,242,544
General and administrative (including $2,423,272,
  $3,058,037 and $1,805,703 of stock compensation,
  respectively)                                                  2,653,544               8,036,547              25,793,932
Sales and marketing (including $0, $695,495 and
  $973,802 of stock compensation, respectively)                     35,961               7,543,191              26,236,619
                                                             -------------           -------------           -------------
Total operating expenses                                     $   2,816,559           $  25,183,938           $ 130,273,095
                                                             -------------           -------------           -------------
Operating loss                                               $  (2,785,026)          $ (23,871,392)          $(112,483,685)

Interest expense (income), net                                       4,611              (1,889,312)             (6,729,657)

Other expense, net                                                    --                     6,233                   9,120
                                                             -------------           -------------           -------------
Net loss                                                     $  (2,789,637)          $ (21,988,313)          $(105,763,148)
                                                             -------------           -------------           -------------
Exchange of preferred stock (Note 9)                                  --                11,998,000                    --
                                                             -------------           -------------           -------------
Loss applicable to common stock                              $  (2,789,637)          $ (33,986,313)          $(105,763,148)
                                                             =============           =============           =============

Net loss per share-basic and diluted                         $        (.55)          $       (2.05)          $       (1.75)
                                                             =============           =============           =============
Shares used in computing net loss per share                      5,118,342              16,549,535              60,593,437
                                                             =============           =============           =============

           The accompanying notes are an integral part of these consolidated financial statements.

                                  DSL.NET, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                               Preferred Stock                          Common Stock
                                                       -------------------------------         -------------------------------
                                                          Shares              Amount              Shares             Amount
                                                       -----------         -----------         -----------         -----------
Initial capitalization, including retroactive
  effect of stock splits                                    20,000         $    50,000           5,089,634         $       500
Exchange of preferred stock for common stock               (20,000)            (50,000)          7,634,451               5,862
Issuance of common stock                                      --                  --             4,071,715               2,036
Repayment of notes receivable from officers                   --                  --                  --                  --
Net loss                                                      --                  --                  --                  --
                                                       -----------         -----------         -----------         -----------
Balance at December 31, 1998                                  --           $      --            16,795,800         $     8,398
Issuance of warrants                                          --                  --                  --                  --
Deferred compensation - restricted stock                      --                  --                  --                  --
Stock compensation                                            --                  --               436,256                 218
Deferred compensation - stock options                         --                  --                  --                  --
Amortization of deferred compensation                         --                  --                  --                  --
Issuance of warrants                                          --                  --                  --                  --
Surrender of common stock                                     --                  --            (3,102,256)             (1,551)
Acceleration associated with surrender                        --                  --                  --                  --
Exchange of redeemable preferred stock                        --                  --                  --                  --
Notes receivable from officers                                --                  --                  --                  --
Repayment of notes receivable from officers                   --                  --                  --                  --
Issuance of common stock - stock options                      --                  --               116,635                  58
Issuance of common stock, net of issuance costs               --                  --             8,226,000               4,113
Issuance of and conversion of redeemable
  preferred stock into common stock                           --                  --            35,909,761              17,955
Net loss                                                      --                  --                  --                  --
                                                       -----------         -----------         -----------         -----------
Balance at December 31, 1999                                  --           $      --            58,382,196         $    29,191
Deferred compensation - stock options                         --                  --                  --                  --
Amortization of deferred compensation                         --                  --                  --                  --
Issuance of common stock - warrants                           --                  --               102,737                  51
Issuance of common stock - employee stock
  purchase plan                                               --                  --                29,741                  14
Issuance of common stock - stock options                      --                  --             1,451,742                 727
Issuance of common stock, net of issuance costs               --                  --             5,750,000               2,875
Issuance of common stock - Vector Internet
  Services, Inc. acquisition                                  --                  --               286,392                 143
Net loss                                                      --                  --                  --                  --
                                                       -----------         -----------         -----------         -----------
Balance at December 31, 2000                                  --           $      --            66,002,808         $    33,001
                                                       ===========         ===========         ===========         ===========

                                  DSL.NET, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (CONTINUED)

                                                                           Notes
                                                             Additional  Receivable
                                                              Paid-In       from       Deferred      Accumulated
                                                              Capital     Officers   Compensation       Deficit           Total
                                                           -------------    -----    ------------    -------------    -------------
Initial capitalization, including
  Retroactive effect of stock splits                       $        --      $(500)   $       --      $        --      $      50,000
Exchange of preferred stock for common stock                   1,444,138     --              --               --          1,400,000
Issuance of common stock                                       1,021,236     --              --               --          1,023,272
Repayment of notes receivable from officers                         --        500            --               --                500
Net loss                                                            --       --              --         (2,789,637)      (2,789,637)
                                                           -------------    -----    ------------    -------------    -------------
Balance at December 31, 1998                               $   2,465,374    $--      $       --      $  (2,789,637)   $    (315,865)
Issuance of warrants                                           1,155,000     --              --               --          1,155,000
Deferred compensation - restricted stock                       3,733,854     --        (3,733,854)            --               --
Stock compensation                                               602,369     --              --               --            602,587
Deferred compensation - stock options                         13,928,591     --       (13,928,591)            --               --
Amortization of deferred compensation                               --       --         2,350,325             --          2,350,325
Issuance of warrants                                             112,000     --              --               --            112,000
Surrender of common stock                                       (778,087)    --           779,638             --               --
Acceleration associated with surrender                              --       --         1,170,542             --          1,170,542
Exchange of redeemable preferred stock                       (10,750,757)    --              --         (2,401,998)     (13,152,755)
Notes receivable from officers                                      --       --          (999,911)            --           (999,911)
Repayment of notes receivable from officers                         --       --           999,911             --            999,911
Issuance of common stock - stock options                           4,315     --              --               --              4,373
Issuance of common stock, net of issuance
  costs                                                       55,718,285     --              --               --         55,722,398
Issuance of and conversion of redeemable
  preferred stock into common stock                           75,054,639     --              --               --         75,072,594
Net loss                                                            --       --              --        (21,988,313)     (21,988,313)
                                                           -------------    -----    ------------    -------------    -------------
Balance at December 31, 1999                               $ 141,245,583    $--      $(13,361,940)   $ (27,179,948)   $ 100,732,886
Deferred compensation - stock options                         (6,238,995)    --         6,238,995             --               --
Amortization of deferred compensation                               --       --         3,192,222             --          3,192,222
Issuance of common stock - warrants                                  (51)    --              --               --               --
Issuance of common stock - employee stock
  purchase plan                                                  182,704     --              --               --            182,718
Issuance of common stock - stock options                         851,259     --              --               --            851,986
Issuance of common stock, net of issuance
  costs                                                      141,248,935     --              --               --        141,251,810
Issuance of common stock - Vector Internet Services, Inc.
acquisition                                                    8,968,822     --              --               --          8,968,965
Net loss                                                            --       --              --       (105,763,148)    (105,763,148)
                                                           -------------    -----    ------------    -------------    -------------
Balance at December 31, 2000                               $ 286,258,257    $--      $ (3,930,723)   $(132,943,096)   $ 149,417,439
                                                           =============    =====    ============    =============    =============

                      The accompanying notes are an integral part of these consolidated financial statements.

                                  DSL.NET, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             For the Period
                                                             From Inception
                                                             (March 3, 1998)
                                                                 through               Year Ended              Year Ended
                                                            December 31, 1998       December 31, 1999       December 31, 2000
                                                              -------------           -------------           -------------
Cash flows from operating activities:
Net loss                                                      $  (2,789,637)          $ (21,988,313)          $(105,763,148)
Reconciliation of net loss to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                     5,744               1,831,331              21,132,583
    Bad debt expense                                                   --                    62,819                 700,000
    Sales Discounts                                                    --                      --                   590,496
    Amortization of deferred debt issuance costs                       --                    41,978                  58,299
    Stock compensation expense                                    2,423,272               4,123,454               3,192,222
    Write-down of central offices                                      --                      --                 1,416,816
    Net changes in current assets and liabilities:
      Increase in accounts receivable                               (30,597)               (320,149)             (4,219,149)
      Increase in prepaids and other current assets                    --                  (943,888)             (1,052,000)
      Increase in other assets                                      (15,566)               (578,145)             (1,055,846)
      Increase in accounts payable                                  231,073               8,624,119               2,054,260
      Increase in accrued salaries                                     --                   848,841                 729,156
      Increase in accrued expenses                                   16,814               1,831,119               5,676,441
      Increase in deferred revenue                                    5,392                 124,114               1,554,131
                                                              -------------           -------------           -------------
Net cash used in operating activities                              (153,505)             (6,342,720)            (74,985,739)
                                                              -------------           -------------           -------------
Cash flows from investing activities:
  Purchases of property and equipment                              (290,082)            (33,811,121)            (55,942,721)
  (Purchases) / sales of marketable securities                         --               (13,274,183)             13,274,183
  Acquisition of subsidiary, net of cash acquired                      --                (1,575,508)            (13,548,674)
  Other investments                                                    --                      --                  (500,001)
                                                              -------------           -------------           -------------
Net cash used in investing activities                              (290,082)            (48,660,812)            (56,717,213)
                                                              -------------           -------------           -------------
Cash flows from financing activities
  Initial capitalization                                             50,500                    --                      --
  Proceeds from bridge financing                                    350,000                    --                      --
  Proceeds from equipment credit facility                              --                 1,355,036               2,921,870
  Proceeds from common stock issuance / exercise
    of options, net                                                    --                55,726,681             142,286,514
  Proceeds from equipment notes / leases payable                    124,000               1,762,754                    --
  Proceeds from preferred stock issuance                               --                62,724,823                    --
  Payments on equipment notes payable                               (41,434)                (66,667)                   --
  Principal payments under capital lease obligations                   --                  (360,313)             (3,248,711)
                                                              -------------           -------------           -------------
Net cash provided by financing activities                           483,066             121,142,314             141,959,673
                                                              -------------           -------------           -------------

Net increase in cash and cash equivalents                            39,479              66,138,782              10,256,721
Cash and cash equivalents at beginning of period                       --                    39,479              66,178,261
                                                              -------------           -------------           -------------
Cash and cash equivalents at end of period                    $      39,479           $  66,178,261           $  76,434,982
                                                              =============           =============           =============
Supplemental disclosure:
Cash paid:
Interest                                                      $       2,524           $     172,380           $   1,477,168
                                                              =============           =============           =============
Fixed assets financed under capital leases                    $      22,699           $   1,561,289           $  10,292,727
                                                              =============           =============           =============
Fixed asset purchases included in accounts payable            $        --             $   7,179,912           $   8,136,269
                                                              =============           =============           =============

The accompanying notes are an integral part of these consolidated financial statements.

                                  DSL.NET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   FORMATION AND OPERATIONS OF THE COMPANY

      DSL.net, Inc. (the "Company") was incorporated in Delaware on March 3, 1998 and operations commenced March 28, 1998. The Company provides dedicated high-speed digital communications and Internet access and related services, primarily using digital subscriber line (DSL) technology. During the period ended December 31, 1998, the Company was considered a development stage company in accordance with Statement of Financial Accounting Standard No. 7. As of June 30, 1999, the Company was no longer considered a development stage enterprise.

      As reflected in the accompanying financial statements for the year ended December 31, 2000, the Company incurred operating losses of $112,483,685 and negative operating cash flows of $74,985,739 that have been financed primarily by proceeds from equity issuances. The Company had accumulated deficits of $27,179,948 and $132,943,096 at December 31, 1999 and 2000, respectively.
Management expects operating losses and negative cash flows to continue into at least 2002. This raises substantial doubt about the Company's ability to continue as a going concern.

      The Company expects its operating losses, net operating cash flows and capital expenditures to continue during 2001. Additional financing will be required during 2001. Management intends to seek additional financing through some combination of borrowings, leasing, vendor financing and the sale of equity or debt securities. There can be no assurance that the Company will be able to raise sufficient debt, equity or other capital on acceptable terms, if at all. There can therefore be no assurance that the Company will have sufficient funds to continue its operations. These financial statements do not include any adjustments relating to the recoverability of the carrying value of the recorded assets or the amounts of liabilities that might result from this uncertainty.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Significant accounting policies followed in the preparation of these financial statements are as follows:

PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the transactions and balances of DSL.net, Inc. and its wholly owned subsidiaries, including DSLnet Communications Delaware, Inc., DSLnet Communications, LLC, DSLnet Communications Puerto Rico, Inc., DSLnet Communications VA, Inc., Tycho Networks, Inc. and Vector Internet Services, Inc. All material intercompany transactions and balances have been eliminated.

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

                                  DSL.NET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

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

      The Company considers its investment portfolio to be available-for-sale securities as defined in Statement of Financial Accounting Standards ("SFAS") No. 115. Marketable securities as of December 31, 1999 consisted of debt securities and certificates of deposit with maturities of greater than three months and no more than a year. Securities are available-for-sale and are carried at fair value.

      Included in cash and cash equivalents at December 31, 1999 and 2000 was $602,960 and $4,111,071, respectively, representing cash restricted for future amounts due in connection with our acquisitions, subject to any post-closing adjustments.

CONCENTRATION OF CREDIT RISK AND CONCENTRATION OF DATA TRANSMISSION SERVICE PROVIDERS

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

      Data is transmitted across our network via transmission facilities that the Company leases from WorldCom and AT&T. Failure of these carriers to provide service or to provide quality service may interrupt the use of the Company's services by its customers. In August 1999, the service provided by WorldCom was interrupted for several days by a failure of their communications network. The financial impact on the Company's operations related to this interruption was immaterial. However, no assurance can be provided that the WorldCom and AT&T service will not be interrupted in the future.

FIXED ASSETS

      Fixed assets are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which are five years for network equipment (except for routers and modems, which are three years), three years for computer equipment, five years for furniture, fixtures and office equipment and three years for capitalized software and vehicles. Leasehold improvements are amortized over the shorter of the term of the related lease or the useful life of the asset. Maintenance and repairs are charged to expense as incurred. Collocation space improvements represent payments to carriers for infrastructure improvements within their central offices to allow the Company to install its equipment, which allows the Company to interconnect with the carrier's network. These payments are being amortized over their estimated useful lives of five years. The Company also installs its equipment at customer locations to enable connections to its network.

                                  DSL.NET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

      The Company, in accordance with AICPA Statement of Position 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE," ("SOP 98-1"), capitalizes certain costs incurred in the development of internal use software. Internal use software has an estimated useful life of three years.

      Upon disposal of fixed assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in earnings. Fully depreciated assets are not removed from the accounts until physical disposition.

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

OTHER ASSETS

      As of December 31, 1999 other assets included $731,815 in refundable deposits held as security on certain lease obligations. As of December 31, 2000 other assets included $1,829,032 in refundable deposits held as security on certain lease obligations and $500,001 in other long-term investments.

INCOME TAXES

      The Company uses the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "ACCOUNTING FOR INCOME TAXES". Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carryforwards, all calculated using presently enacted tax rates.

REVENUE RECOGNITION

      Revenue is recognized pursuant to the terms of each contract on a monthly service fee basis. Deferred revenue represents payments received in advance of the services provided. Revenue related to installation charges is deferred and amortized to revenue over eighteen months, the estimated life of the customer relationship. Related direct costs incurred (up to the amount of deferred revenue) are also deferred and amortized to expense over eighteen months, any excess direct costs over installation charges are charged to expense as incurred. In certain situations, the Company waives non-recurring installation charges in order to obtain a sale and expenses the related direct costs as incurred (See "RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS," SAB No. 101 below).

                                  DSL.NET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

LONG-LIVED ASSETS

      Statement of Financial Accounting Standards No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF," requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets. No impairment losses have been recognized to date.

STOCK COMPENSATION

      The Company applies Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations in accounting for its stock option plan and stock awards with the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"). Under APB 25, compensation expense is computed to the extent that the fair market value of the underlying stock on the date of grant exceeds the exercise price of the employee stock option or stock award. Compensation so computed is then recognized over the vesting period. The Company accounts for equity instruments issued to non-employees in accordance with SFAS 123 and Emerging Issues Task Force ("EITF") 96-18.

      Stock compensation expense includes amortization of deferred compensation and charges related to stock grants. Stock compensation expense for the period ended December 31, 1998 and years ended December 31, 1999 and 2000 totaled approximately $2,423,000, $4,123,000 and $3,192,000, respectively.

EARNINGS (LOSS) PER SHARE

      The Company computes net loss per share pursuant to Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE." Basic net loss per share is computed by dividing income or loss applicable to common stockholders by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted net loss per share is determined in the same manner as basic net loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and dilutive conversion of the Company's preferred stock.

      The following options and warrants were excluded from the calculation of earnings per share since their inclusion would be antidilutive for all periods presented:

                                                         Shares of Common Stock
                                              -----------------------------------------------
                                                                December 31,
                                              -----------------------------------------------
                                                 1998               1999               2000
                                              ---------          ---------          ---------
Options to purchase common stock ...               --            5,874,302          7,318,612
Warrants to purchase preferred stock
     convertible to common stock ........       233,277               --                 --
Warrants to purchase common stock ..               --              194,556             83,314
                                              ---------          ---------          ---------
     Total .........................            233,277          6,068,858          7,401,926
                                              =========          =========          =========

                                  DSL.NET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

COMPREHENSIVE INCOME

      The Company has adopted the accounting treatment prescribed by Statement of Financial Accounting Standards No. 130, "COMPREHENSIVE INCOME." The adoption of this statement had no material impact on the Company's financial statements for the periods presented.

RECLASSIFICATIONS

      Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO.133." In June 2000, the FASB issued SFAS 138, "ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING AGREEMENTS - AN AMENDMENT TO FASB STATEMENT NO. 133." SFAS 133 established new standards of accounting and reporting for derivative instruments and hedging activities, and required that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. We will adopt SFAS 133, as amended by SFAS 137 and SFAS 138, in the first quarter of 2001 and do not expect the adoption to have a material effect on our financial condition or results of operations.

      In December 1999, the staff of the Securities and Exchange Commission issued its Staff Accounting Bulletin ("SAB") No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS." SAB No. 101 provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. Changes in accounting policies to apply the guidance of SAB No. 101, as amended by SAB No. 101B, must be adopted by recording the cumulative effect of the change as of January 1, 2000.

      During fiscal 2000, the Company adopted the revenue recognition guidelines of SAB No.101, which changed the manner in which the Company recognizes installation revenue and related direct costs (see "REVENUE RECOGNITION" above). The cumulative effect of adoption of SAB No. 101 resulted in deferral of installation revenues and related direct costs of approximately $176,000 at January 1, 2000. The effect of the adoption for the year ended December 31, 2000, resulted in a deferral of installation revenue and related direct costs of approximately $735,000. Installation revenue deferred during the fourth quarter of 2000 was approximately $25,000. The comparable pro forma fourth quarter 1999 deferred installation revenue and related direct costs would have been approximately $101,400. The adoption of SAB No. 101 had no impact on net income.

                                  DSL.NET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

      The following table sets forth the unaudited pro forma impact of SAB No. 101 adoption on previously reported quarterly revenue at December 31, 1999 and the unaudited revenue as adjusted for each quarter of the year 2000:

                            Revenue as                  Effect of               Revenue
Quarter Ended            Originally Reported           SAB No. 101            as Adjusted
-------------            -------------------           -----------            -----------
December 31 1999             $  810,881                $ (101,413)            $  709,468
March 31, 2000               $1,737,306                $ (333,176)            $1,404,130
June 30, 2000                $3,785,626                $ (279,760)            $3,505,866
September 30, 2000           $5,860,857                $  (97,128)            $5,763,729
December 31, 2000            $7,140,599                $  (24,914)            $7,115,685

3.   FIXED ASSETS

                                                                    December 31,
                                                           -----------------------------
                                                               1999             2000
                                                           ------------     ------------
Network and computer equipment........................     $ 19,866,200     $ 56,423,741
Furniture, fixtures, office equipment and software ...        5,827,493       16,892,409
Vehicles .............................................           99,189          148,257
Collocation costs ....................................        8,659,789       28,518,456
                                                           ------------     ------------
                                                             34,452,671      101,982,863
Less-accumulated depreciation and amortization .......        1,787,747       18,710,818
                                                           ------------     ------------
                                                           $ 32,664,924     $ 83,272,045
                                                           ============     ============

      As of December 31, 1999 and December 31, 2000, the recorded cost of the equipment under capital lease was $1,862,466 and $12,312,838, respectively. Accumulated amortization for this equipment under capital lease was $222,495 and $2,172,518 at December 31, 1999 and 2000, respectively.

      As of December 31, 1999 and 2000, the Company had capitalized computer software costs of $5,046,545 and $9,665,735, respectively, and had recorded amortization expense related to these costs of $217,644 and $2,819,057, respectively.

      Depreciation and amortization expense related to fixed assets was $5,744, $1,782,003 and $16,975,382, for the period ended December 31, 1998 and the years ended December 31, 1999 and 2000, respectively.

4.    ACQUISITIONS

      On December 1, 1999, the Company acquired Tycho Networks, Inc., a Santa Cruz, California based provider of Internet access, web hosting and related services throughout central coastal California. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The approximate net purchase price of $3,267,000, excluding transaction costs, consisted of cash payments at closing of approximately $1,576,000 (including notes paid at closing of approximately $793,000); amounts due to selling stockholders and others after the closing of approximately $802,000; net liabilities

                                  DSL.NET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

assumed of approximately $530,000 and other costs of approximately $359,000. In addition, the Company incurred transaction costs associated with the acquisition of approximately $125,000. Immediately prior to the acquisition, Tycho Networks sold fixed assets with a net book value of approximately $90,000 to a related party and received notes that were convertible into the preferred stock of the buyer. These notes were assigned an estimated fair value of $90,000. The excess of purchase price over the fair value of net assets received, including transaction costs, of approximately $3,392,000, has been recorded as goodwill and is being amortized over its estimated useful life of five years. The results of Tycho Networks' operations have been included in the consolidated results of the Company from the date of acquisition.

      On April 3, 2000, the Company acquired certain assets and liabilities of Trusted Net Media Holdings, LLC ("Trusted Net"). The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The approximate net purchase price of $2,500,000, excluding transaction costs, consisted of cash payments at closing of approximately $2,097,000; amounts due to Trusted Net after the closing of approximately $350,000; and net liabilities assumed of approximately $53,000. In addition, the Company incurred transaction costs associated with the acquisition of approximately $150,000. The purchase price, including the net liabilities assumed, of $2,650,000 has been recorded as goodwill and is being amortized on a straight-line basis over its estimated useful life of five years. The results of the acquired operations of Trusted Net have been included in the consolidated results of the Company from the date of acquisition.


       On May 26, 2000, the Company acquired Vector Internet Services, Inc. ("VISI"), an Internet solution provider based in Minneapolis, Minnesota. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The approximate net purchase price of $19,969,000, excluding transaction costs, consisted of cash payments at closing of approximately $8,800,000; amounts due to selling stockholders after the closing of approximately $2,200,000; common stock valued at $2,315,000; and the assumption of VISI employee stock options, which were valued at a fair value of $6,654,000. In addition, the Company incurred transaction costs associated with the acquisition of approximately $425,000.

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

       On December 1, 2000, the Company acquired certain assets of Exario Networks, Inc. ("Exario"). The acquisition was accounted for under the purchase method of accounting and,

                                  DSL.NET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair values at the date of acquisition. The approximate net purchase price of $4,463,000, excluding transaction costs, consisted of cash payments at closing of approximately $2,902,000 and amounts due to Exario after the closing of approximately $1,561,100. In addition, the Company incurred transaction costs associated with the acquisition of approximately $100,000.

       The purchase consideration of the assets acquired was allocated based on the fair values approximately as follows: Net assets acquired of $57,000 and customer base of $4,506,000. The customer base was valued based on the expected future net cash flows from customers discounted back to the present value taking into account the expected life cycle of the customer relationships. This amount is being amortized on a straight-line basis over its estimated useful life of four years. The results of the acquired operations of Exario have been included in the consolidated results of the Company from the date of acquisition.

           The following table sets forth the unaudited pro forma consolidated financial information of the Company, giving effect to the acquisitions of Tycho Networks, Inc. ("Tycho") and Vector Internet Services, Inc. ("VISI"), and the acquisition of certain assets of Exario Networks, Inc. ("Exario"), as if the transactions occurred at the beginning of the periods presented (1998 and 1999 for Tycho and 1999 and 2000 for VISI and Exario). The pro forma results for 1999 and 2000 assuming the Trusted Net acquisition had occurred at the beginning of the year would not be materially different from the reported results.

                                                                 Year Ended December 31,
                                                    ---------------------------------------------------
                                                         1998               1999               2000
                                                    -------------      -------------      -------------
Pro forma revenue .............................     $     380,060      $   9,851,207      $  24,487,979
Pro forma operating loss ......................     $  (4,198,261)     $ (32,543,111)     $(116,540,764)
Pro forma net loss applicable to common shares      $  (4,471,839)     $ (42,876,861)     $(109,866,953)
Pro forma net loss per share, basic and diluted     $       (0.87)     $       (2.55)     $       (1.81)
Shares used in computing pro forma net loss
     per share ................................         5,118,342         16,835,927         60,712,751

      The pro forma results are not necessarily indicative of the actual results of operations that would have been obtained had the acquisitions taken place at the beginning of the respective periods or the results that may occur in the future.

                                  DSL.NET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

      The following table shows the unamortized balances of goodwill and other intangible assets:

                                                         December 31,
                                               --------------------------------
                                                  1999                 2000
                                               -----------          -----------
        Tycho goodwill, net .........          $ 3,342,386          $ 2,669,187
        Trusted Net, goodwill, net ..                 --              2,211,683
        VISI goodwill, net ..........                 --             10,940,233
        VISI customer lists, net ....                 --              6,346,391
        Exario customer lists, net ..                 --              4,412,156
        Other intangibles ...........               77,749               48,927
                                               -----------          -----------
                                               $ 3,420,135          $26,628,577
                                               ===========          ===========

      Amortization expense of goodwill and other intangible assets for the years ended December 31, 1999 and 2000 was $63,306 and $4,179,155, respectively. Accumulated amortization at December 31, 1999 and 2000 was $63,306 and $4,242,461, respectively.

6.   DEBT

CREDIT FACILITY

      In May 1999, the Company entered into a secured credit facility (the "Credit Facility") with a bank to provide up to $5.0 million for the purchase of telecommunications and office equipment and vehicles. The Credit Facility expired in May 2000 and converted to a term loan payable over 36 months. The Credit Facility bears interest on outstanding borrowings at 1% over the higher of the bank's prime rate or the federal funds rate plus 0.5%. As of December 31, 2000, amounts outstanding under this line of credit bore interest at the annual rate of 10.5%. The Credit Facility is secured by a lien on certain equipment and vehicles owned by the Company located at its principal office, and imposes certain financial and other covenants requiring us to maintain certain financial ratios and limits new indebtedness, the creation of liens, types of investments, mergers, consolidations and the transfer of all or substantially all of our assets. As of December 31, 2000, there was $3,545,095 outstanding on this term loan. Financing costs associated with the Credit Facility of $83,868 were deferred over the four year life of the facility and term loan. Amortization expense related to the deferred costs for the years ended December 31, 1999 and 2000 was $13,978 and $20,967, respectively.

7.   COMMITMENTS AND CONTINGENCIES

LEASES

      Rent expense under operating leases was approximately $14,000, $721,000 and $2,726,000 for the period from inception (March 3, 1998) through December 31, 1998 and for the years ended December 31, 1999 and 2000, respectively.

                                  DSL.NET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

      The Company leases space in several buildings which are used for office and network operations facilities. The Company is obligated under various building and capital equipment leases expiring at different times through March, 2005.

      The future minimum annual lease payments under the terms of such non-cancelable leases as of December 31, 2000 are as follows:

                                                     Operating        Capital
                                                       Leases          Leases
                                                    -----------     -----------
2001 ............................................   $ 3,514,455     $ 4,150,457
2002 ............................................     3,541,674       3,655,504
2003 ............................................     2,556,247       3,081,420
2004 ............................................     1,449,915       1,705,279
2005 ............................................       389,420          59,833
                                                    -----------     -----------
Total............................................   $11,451,711      12,652,493
                                                    ===========
Less-Amount representing interest ...............                     2,175,174
                                                                    -----------
Present value of future minimum lease payments ..                   $10,477,319
                                                                    ===========

      In March 1999, the Company entered into a master lease agreement to provide up to $2,000,000 for capital equipment purchases over an initial twelve-month period, subject to renewal options. Individual capital leases are amortized over 30 or 36 month terms and bear interest at 8% to 9% per annum. The outstanding balance under this agreement at December 31, 1999 and 2000 was approximately $921,956 and $1,168,000, respectively.

      In July 2000, the Company entered into a 48-month lease agreement with an equipment vendor to finance the purchase of network equipment. The Company has leased approximately $8,900,000 under this agreement. Amounts financed under this lease agreement bear an interest rate of 12% and are secured by the financed equipment. The outstanding balance under this agreement at December 31, 2000 was approximately $8,061,000.

PURCHASE COMMITMENTS

      The Company has long-term purchase commitments with WorldCom and AT&T for data transport services with minimum payments due even if the Company's usage does not reach the minimum amounts. The WorldCom commitment began on May 1, 2000 and requires minimum purchases of $4,800,000 per year for each of five years. The AT&T commitment began on October 2, 2000 and requires minimum purchases of $3,000,000, $4,000,000 and $5,000,000 for the contract years ending October 1, 2001, 2002 and 2003, respectively. The Company also has a commitment to purchase $81,000 per month of certain additional network capacity from AT&T over the last two years of the same three-year contract period.

LITIGATION

      The Company is involved in litigation with a former officer who claims wrongful termination of employment. The plaintiff is principally seeking compensatory damages for wages and unvested stock options. The Company believes that the plaintiff's claims are without merit, and plans to defend the case vigorously.

                                  DSL.NET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

      From time to time, the Company may be involved in other litigation concerning claims arising in the ordinary course of its business, including claims brought by former employees and claims related to acquisitions. The Company does not believe any of the legal claims or proceedings will result in a material adverse effect on its business, financial position, results of operations or cash flows.

OTHER MATTERS

      The Company has entered into interconnection agreements. The agreements have terms of one to two years and are subject to certain renewal and termination provisions by either party generally upon 30 days' notification. The Company anticipates that it will renew such agreements beyond their initial terms. However, failure to re-negotiate interconnection agreements or delay in negotiations could have a material adverse effect on the Company's operations.

      In certain markets where the Company has not deployed its own DSL equipment, the Company utilizes local DSL facilities from wholesale providers in order to provide service to its end-user customers. Local wholesale carriers may terminate their service with little or no notice. Such terminations of service could have a material adverse effect on the Company's operations.

8.    RELATED PARTY TRANSACTIONS

      In January 1999, the Company entered into an Asset Transfer Agreement with FutureComm, Inc., whose sole shareholder is an officer and founder of the Company. The amount paid by the Company in exchange for certain equipment, agreements, licenses and intellectual property was approximately $28,000.

      In May 1999, the Company entered into an agreement to license and implement components of an operations support system from a software vendor. In November 2000, the Company entered into an additional agreement with this vendor settling open matters from the earlier agreement and licensing additional software. Amounts paid under these agreements were approximately $563,000 in 1999 and $62,000 in 2000. Two stockholders of the Company, own stock of the software vendor.

9.    STOCKHOLDERS' EQUITY

COMMON STOCK TRANSACTIONS

      In January 1999, the Company's Board of Directors declared a stock split of 1,909.09 shares for every outstanding common share. The accompanying financial statements have been restated to reflect this stock split. In conjunction with this split and the sale of Series A Preferred Stock described below, certain employment tenure and performance criteria were required of management in order to fully vest in a portion of their founders' shares. The value attributed to these 14,857,397 non-vested shares is reflected in deferred compensation of approximately $3,734,000.

      In March 1999, the Company issued 436,256 shares of common stock to an executive officer of the Company, adjusted for stock splits. Compensation expense of $602,587 has been recognized related to this issuance.

                                  DSL.NET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

      In April 1999, the Company's founding shareholders surrendered 3,102,256 shares of common stock. Such stock was previously made subject to certain employment tenure and performance vesting criteria. In exchange, the vesting criteria on other restricted common stock owned by the founders was removed. This share surrender and acceleration of vesting resulted in a compensation charge of approximately $1,200,000 in the second quarter of 1999 and eliminated approximately $780,000, or $0.25 per share, from deferred compensation.

      In May 1999, the Company declared a 2:1 stock split of its common stock. The accompanying financial statements have been restated to reflect this stock split.

      In July 1999, the Company declared a 0.333:1 stock dividend on its common stock. The accompanying financial statements have been restated to reflect this stock dividend.

      On October 12, 1999, the Company completed its initial public offering of 7,200,000 shares of common stock resulting in net proceeds to the Company of approximately $48.5 million. In addition, the underwriters exercised their over-allotment option for 1,026,000 shares, resulting in additional net proceeds to the Company of approximately $7.2 million on November 8, 1999.

      In conjunction with the closing of the Company's initial public offering on October 12, 1999, all outstanding preferred stock was converted into 35,909,761 shares of common stock.

       In March 2000, the Company completed a public offering of 5,750,000 shares of common stock, including the exercise of the underwriters' over allotment option, at an offering price of $26.00 per share. Net proceeds to the Company from this offering were approximately $141,273,000, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

       In the first quarter of 2000, the Company recorded non-cash compensation expense of $870,000 relating to the vesting of stock options held by members of the Company's former advisory board. The advisory board was dissolved in the first quarter of 2000 and, therefore, the unamortized deferred compensation balance of $4,163,000, related to unvested stock options held by advisory board members was reclassified against additional paid-in capital. The Company's remaining unamortized deferred compensation balance of approximately $3,931,000 as of December, 31 2000, relating to stock options and restricted stock held by employees and directors, is being amortized over the respective remaining vesting periods.

       In conjunction with the Company's acquisition of VISI, described in Note 4 above, the Company issued purchase consideration that included 286,392 shares of common stock having a value of $2,315,000 at the time of the acquisition. The Company also assumed all of the then outstanding options issued under the VISI 1997 and 1999 Stock Option Plans, which became fully vested options to purchase an aggregate of 898,926 shares of common stock. No additional options will be granted by the Company under the VISI stock option plans. The VISI options were valued at $6,654,000 at the time of the acquisition.

                                  DSL.NET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

COMMON STOCK RESERVED

      The Company has reserved shares of common stock as follows:

                                                   December 31,
                                            -------------------------
                                               1999           2000
                                            ----------     ----------
1999 Stock Plan .......................     12,247,565     10,795,814
VISI Stock Option Plans ...............           --          836,441
1999 Employee Stock Purchase Plan .....        300,000        270,259
Stock warrants ........................        194,556         83,314
                                            ----------     ----------
                                            12,742,121     11,985,828
                                            ==========     ==========

STOCK WARRANTS

      At December 31, 1999 and 2000, the Company had outstanding stock purchase warrants to purchase 194,556 and 83,314 shares of common stock, respectively.

                                       December 31,
                                   -------------------
                                     1999       2000
                                   -------     -------
Lease Warrants ...............     111,242        --
Bridge Warrants ..............      83,314      83,314
                                   -------     -------
                                   194,556      83,314
                                   =======     =======

       On May 8, 2000, 111,242 lease warrants were exercised in a cashless exercise pursuant to the terms of the lease warrant resulting in a net issuance of 102,737 shares of common stock.

       On October 6, 1999, warrants for 56,250 shares of Series A preferred stock were exercised and converted into 149,963 shares of common stock at the rate of 2.666 shares of common stock for one share of Preferred Stock, which had been adjusted for certain subsequent dilutive issuances and stock splits, for aggregate net proceeds of $56,250.

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

      In January 1999, the holders of $225,000 of convertible notes converted $225,000 of the notes into 225,000 shares of Series A Preferred Stock. The remaining $125,000 of such convertible notes reduced the proceeds paid to the Company for the Series A Preferred Stock.

      In April 1999, certain holders of the Series A Preferred Stock exchanged 3,500,000 shares of Series A Preferred Stock and the Warrants for 6,500,000 shares of Series B Preferred Stock. Cashless warrant exercises accounted for 2,525,070 of these 6,500,000 shares of Series B Preferred Stock. The exchange into the remaining 3,974,930 shares of Series B Preferred Stock,

                                  DSL.NET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

which was not contemplated in the original Series A Preferred Stock purchase agreement, afforded the holders an exchange rate of $0.57 per share, which was lower than the deemed fair market value of the preferred stock at the time of exchange of $3.59 per share and therefore has been treated as a beneficial non-monetary exchange under APB Opinion No. 29, "Accounting for Non-Monetary transactions." The difference between the carrying value of the Series A Preferred Stock, $2,272,000, and the deemed fair market value of the Series B Preferred Stock, $14,270,000, has been included in the calculation of net loss per common share, although no assets of the Company were expended. The exchange reduced additional paid-in capital and increased the carrying value of the Series B Preferred Stock by approximately $11,998,000 for the year ended December 31, 1999. The exchange has been given no other accounting treatment in the 1999 financial statements of the Company.

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

      The preferred stock automatically converted into shares of common stock upon the completion of the Company's initial public offering.

10.   INCOME TAXES

      The Company's gross deferred tax assets and liabilities were comprised of the following:

                                                             December 31,
                                           ------------------------------------------------
                                               1998              1999             2000
                                           ------------      ------------      ------------
Gross deferred tax asset:
Net operating loss carryforwards .....     $  1,076,382      $  7,462,759      $ 46,351,085
Other ................................           53,599           554,756         3,381,268
                                           ------------      ------------      ------------
                                              1,129,981         8,017,515        49,732,353
Gross deferred tax liability:
Depreciation .........................            8,054           656,033         2,164,719
Other ................................             --                --             527,713
                                           ------------      ------------      ------------
                                              1,121,927         7,361,482        47,039,921
Valuation allowance ..................       (1,121,927)       (7,361,482)      (47,039,921)
                                           ------------      ------------      ------------
Net deferred taxes ...................     $       --        $       --        $       --
                                           ============      ============      ============

                                  DSL.NET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

      The Company has provided a valuation allowance for the full amount of the net deferred tax asset, since management has not determined that these future benefits will more likely than not be realized as of December 31, 1998, 1999 and 2000. If the Company achieves profitability, the deferred tax assets may be available to offset future income tax liabilities.

      At December 31, 1999 and 2000 the Company had approximately $18 million and $115 million of federal and state net operating loss carryforwards, respectively.

      Approximately $1,000,000 of the net operating loss carryforward at December 31, 2000, related to stock-based compensation deductions. Any tax benefit derived therefrom, when realized, will be accounted for as a credit to additional paid-in capital rather than a reduction to the income tax provision. The federal and state net operating loss carryforwards expire in various years beginning in 2009. The utilization of a portion of the net operating loss carryforwards may be subject to limitations under the U.S. federal income tax laws.

      The provision for (benefit from) income taxes reconciles to the statutory federal tax rate as follows:

                                                                December 31,
                                                       -----------------------------
                                                        1998        1999        2000
                                                        ----        ----        ----
Statutory federal tax rate ....................       (34.00)%    (34.00)%    (34.00)%
State income tax, net of federal benefit ......        (6.27)      (6.27)      (6.00)
Permanent differences .........................         0.05        7.29        1.50
Other .........................................          --         4.46         --
Deferred tax asset valuation allowance ........        40.22       28.52       38.50
                                                       -----       -----       -----
                                                         --  %       --  %       --  %
                                                       =====       =====       =====

11.   INCENTIVE STOCK AWARD PLANS

EMPLOYEE STOCK OPTION PLAN

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

       In conjunction with the acquisition of Vector Internet Services, Inc. (see Note 4), the Company also assumed all of the then outstanding options issued under the VISI 1997 and 1999 Stock Option Plans (together with the Stock Plan, the "Plans"), which became fully vested options to purchase an aggregate of 898,926 shares of common stock. No additional options will be granted by the Company under the VISI stock option plans. The VISI options were valued at $6,654,000 at the time of the acquisition.

                                  DSL.NET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

      A summary of activity under the Plans as of December 31, 1999 and 2000 is as follows:

                                                   Weighted Average
                                                   -----------------
                                      Number of     Fair    Exercise
                                        Shares     Value     Price
                                      ---------    -----     -----
Outstanding at Inception .......           --      $--       $--

Granted ........................      7,692,879    $3.59     $2.01
Exercised ......................       (116,635)             $0.04
Cancelled ......................     (1,701,942)             $1.09
                                      ---------
Outstanding at December 31, 1999      5,874,302

Granted ........................      6,142,293    $5.49     $8.31
VISI assumed ...................        898,926              $2.18
Exercised ......................     (1,451,751)             $0.59
Cancelled ......................     (4,145,158)             $8.66
                                      ---------
Outstanding at December 31, 2000      7,318,612
                                      =========

      The following summarizes the outstanding and exercisable options under the Plans as of December 31, 1999 and 2000:

                                Options Outstanding         Options   Exercisable
                           ----------------------------- --------------------------
                            Weighted Avg.
                  Number   Remaining Life  Weighted Avg.    Number    Weighted Avg.
Exercise Price Outstanding   (in years)   Exercise Price Exercisable Exercise Price
-------------- ----------- -------------- -------------- ----------- --------------
12/31/99
$0.04-0.07       2,383,741       9.2           $0.05        96,086           $0.04
$0.39-0.53       2,127,484       9.4           $0.47          -                 -
$5.00-9.85       1,166,077       9.7           $7.73          -                 -
$16.50-18.75       197,000       9.9          $17.81          -                 -

12/31/00
$0.04-2.53       2,787,663       8.1           $0.66     1,425,012           $0.81
$2.72-5.00       2,712,289       9.7           $3.19       306,039           $2.99
$6.31-9.85       1,020,128       9.1           $7.04       140,002           $7.63
$10.63-14.88       584,283       8.9          $12.53        25,000          $10.63
$16.50-18.75        17,250       8.9          $17.28         4,783          $17.26
$20.94-25.94       196,999       2.2          $22.78       149,999          $22.75

     If compensation expenses had been recognized based on the fair value of the options at their grant date, in accordance with Financial Accounting Standard No. 123 ("FAS 123"), the results of operations for the years ended December 31, 1999 and 2000 would have been as follows:

                                                        Year ended December 31,
                                                 -----------------------------------
                                                       1999                 2000
                                                 --------------      ---------------
Net loss:
As reported ................................     $  (21,988,313)     $  (105,763,148)
Pro forma under FAS 123 ....................     $  (22,426,281)     $  (110,231,819)
Basic and diluted net loss per common share:
As reported ................................     $        (2.05)     $         (1.75)
Pro forma under FAS 123 ....................     $        (2.08)     $         (1.82)

                                  DSL.NET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

     The estimated fair value at date of grant for options granted for the year ended December 31, 1999 ranged from $0.23 to $16.27 per share and for the year ended December 31, 2000, $0.75 to $17.19 per share. The minimum value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                     December 31,
                                           -------------------------------
                                               1999                2000
                                           ------------        -----------
Risk free interest rate..................   4.88%-6.09%        5.26%-6.72%
Expected dividend yield..................       None              None
Expected life of option..................     10 years          5 years
Expected volatility......................  .0001%-84.52%           75%

      As additional options are expected to be granted in future years, and the options vest over several years, the above pro forma results are not necessarily indicative of future pro forma results.

      Deferred compensation of approximately $13,929,000 has been attributed to those common stock options granted during the year ended December 31, 1999, with an exercise price below estimated fair value. Stock compensation expense is recognized over the four year vesting period and totaled approximately $4,123,000 and $3,192,000 for the years ended December 31, 1999 and 2000, respectively.

EMPLOYEE STOCK PURCHASE PLAN

      The Company's 1999 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in September 1999. The Purchase Plan authorized the issuance of up to a total of 300,000 shares of Common Stock to participating employees.

All employees of the Company and all employees of any participating subsidiaries whose customary employment is more than 20 hours per week and more than three months in any calendar year are eligible to participate in the Purchase Plan. Under the terms of the Purchase Plan, the price per share paid by each participant on the last day of the Offering Period (as defined therein) is an amount equal to 85% of the fair market value of the Common Stock on either the first day or the last day of the Offering Period, whichever is lower. Each employee participating in the plan may purchase a maximum of 500 shares during each six-month offering period. The Purchase Plan terminates on December 31, 2009 or such earlier date as the Board of Directors determines. The Purchase Plan will terminate in any case when all or substantially all of the unissued shares of stock reserved for the purposes of the Purchase Plan have been purchased. Upon termination of the Purchase Plan all amounts in the accounts of participating employees will be promptly refunded.

      The first offering period of the Purchase Plan began on October 6, 1999 and ended on February 29, 2000. The Company issued a total of 29,741 shares of common stock under the plan during the year ended December 31, 2000.

                                  DSL.NET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

12.   EMPLOYEE SAVINGS PLAN 401(K)

      On April 1, 2000, the Company started a 401(k) savings plan under which it matches employee contributions at 50% up to the first 4% of their contribution. Employees may elect to participate in the plan bi-annually on the enrollment dates provided they have been an employee for at least ninety days. The Company's contribution to the 401(k) plan during the year ended December 31, 2000 was $219,459.

13.   ACCRUED LIABILITIES

      Accrued liabilities included the following:

                                                            December 31,
                                                     ---------------------------
                                                        1999            2000
                                                     -----------     -----------
         Due to sellers
                                                     $   602,960     $ 4,033,658
         Taxes payable - other than
           income taxes ........................         434,513       3,233,353
         Other accrued
           liabilities .........................       2,135,700       6,889,457
                                                     -----------     -----------
               Total ...........................     $ 3,173,173     $14,156,468
                                                     ===========     ===========


14.   RESTRUCTURING

      In December 2000, the Company incurred approximately $3,542,000 in non-recurring charges related to a corporate restructuring. Of that amount, approximately $448,000 was related to severance costs incurred as a result of a reduction in its workforce of approximately 140 employees. These severance costs are included in network and operations, general and administrative and sales and marketing expenses. A charge of approximately $1,078,000 was included in general and administrative expense for the estimated costs resulting from the consolidation of our facilities by vacating office space located in Milford, Connecticut, and Chantilly, Virginia and for unused office space in Santa Cruz, California. Lastly, a charge of approximately $2,016,000 was included in network and operations expense for the estimated costs resulting from our decision to not accept certain central offices' previously applied for, and to forego the completion of our build-out of certain other central offices.

      At December 31, 2000, approximately $362,000 of severance costs and approximately $1,416,000 of capitalized collocation application fees had been charged against the restructuring reserves.

                                  DSL.NET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

15.   SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

      The following table depicts selected quarterly unaudited financial data for the years ended December 31, 1999 and 2000.

                                                                        Net Loss Per
                      Net Revenue    Operating Loss         Loss        Common Share
                     ------------     ------------      ------------      --------
         Q1 1999     $     48,188     $ (1,693,088)     $ (1,686,614)     $  (0.51)
         Q2 1999     $    135,985     $ (5,011,774)     $ (4,810,633)     $  (2.45)
         Q3 1999     $    317,492     $ (6,236,669)     $ (5,621,484)     $  (0.66)
         Q4 1999     $    810,881     $(10,929,861)     $ (9,869,582)     $  (0.21)

         Q1 2000     $  1,404,130     $(19,851,278)     $(18,338,284)     $  (0.33)
         Q2 2000     $  3,505,866     $(29,668,566)     $(27,286,633)     $  (0.45)
         Q3 2000     $  5,763,729     $(31,563,809)     $(30,231,355)     $  (0.48)
         Q4 2000     $  7,115,685     $(31,400,032)     $(29,906,876)     $  (0.47)

      The 2000 quarterly revenue has been restated to reflect the impact of SAB No.101 (see Note 2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during DSL.net's two most recent fiscal years.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information under the Sections "Election of Directors," "Occupations of Directors and Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" from the registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 23, 2000, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year ended December 31, 2000, is hereby incorporated by reference.


ITEM 11.  EXECUTIVE COMPENSATION

      The information under the Sections "Compensation and Other Information Concerning Directors and Officers" and "Stock Performance Graph" from the registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 23, 2000, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year ended December 31, 2000, is hereby incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information under the Section "Securities Ownership of Certain Beneficial Owners and Management" from the registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 23, 2001, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year ended December 31, 2000, is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information under the Sections "Compensation and Other Information Concerning Directors and Officers" and "Certain Relationships and Related Transactions" from the registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 23, 2001, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year ended December 31, 2000, is hereby incorporated by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

       (a)   The following documents are filed as part of this form 10-K.

             (1) Financial Statements (see "Financial Statements and Supplementary Data" at Item 8 and incorporated herein by reference).

             (2) Financial Statement Schedules -- Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto, except for Schedule II, Valuation and Qualifying Accounts, which is attached hereto.

             (3)     Exhibits.

      The following exhibits are filed as part of and incorporated by reference into this Form 10-K:

                                     EXHIBIT
                                     -------
EXHIBIT
   NO.
--------
2.01 Agreement and Plan of Merger, dated as of November 30, 1999, by and among DSL.net, Inc., Long Wharf Mergeco, Inc. and Tycho Networks, Inc. (incorporated by reference to Exhibit 2 filed with our Form 8-K dated as of December 1, 1999).

2.02 Agreement and Plan of Merger dated as of May 25, 2000, by and among DSL.net Inc., Greens Farms Corporation, Vector Internet Services, Inc. and certain stockholders of Vector (incorporated by reference to Exhibit 2 with our Form 8-K dated as of May 26,
               2000).

3.01 Amended and Restated Certificate of Incorporation of DSL.net, Inc. as amended (incorporated by reference to Exhibit 3.02 filed with our registration statement on Form S-1 (No. 333-80141)).

3.02 Amended and Restated By-laws of DSL.net, Inc. (incorporated by reference to Exhibit 3.03 filed with our registration statement on Form S-1 (No. 333-80141)).

4.01 Specimen Certificate for shares of DSL.net, Inc.'s Common Stock (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (No. 333-80141)).

4.02 Description of Capital Stock (contained in the Certificate of Incorporation filed as Exhibit 3.02 with our registration statement on Form S-1 (No. 333-80141)).

4.03 Form of Stock Purchase Warrant dated as of October 12, 1999 between DSL.net, Inc. and certain investors (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (No. 333-96349)).

10.01+ Amended and Restated 1999 Stock Plan (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (No. 333-80141)).

10.02+ 1999 Employee Stock Purchase Plan (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (No. 333-80141)).

10.03 Amended and Restated Investors' Rights Agreement dated as of July 16, 1999 between DSL.net, Inc. and the purchasers named therein (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (No. 333-80141)).

10.04 Credit Agreement dated as of May 12, 1999 by and between DSL.net, Inc. and Fleet National Bank (incorporated by reference to
               Exhibit 10.05 filed with our registration statement on Form S-1 (No. 333-80141)).

10.05* Amendment and Waiver Agreement dated June 12, 2000 to Credit Agreement dated as of May 12, 1999 by and between DSL.net, Inc. and Fleet National Bank.

10.06* Amendment and Waiver Agreement dated as of July 21, 2000 to Credit Agreement dated as of May 12, 1999 by and between DSL.net, Inc. and Fleet National Bank.

10.07 Security Agreement dated as of May 12, 1999 by and between DSL.net, Inc. and Fleet National Bank (incorporated by reference to Exhibit 10.06 filed with our registration statement on Form S-1 (No. 333-80141)).

10.08 Lease Agreement dated February 5, 1999 by and between DSL.net, Inc. and Long Wharf Drive, LLC, as amended (incorporated by reference to Exhibit 10.07 filed with our registration statement on Form S-1 (No. 333-96349)).

10.09 Amendment No. 1 dated June 9, 1999 to Lease Agreement by and between DSL.net, Inc. and Long Wharf Drive, LLC (incorporated by reference to Exhibit 10.08 filed with our registration statement on Form S-1 (No. 333-96349)).

10.10 Amendment No. 2 dated November 9, 1999 to Lease Agreement by and between DSL.net, Inc. and Long Wharf Drive, LLC (incorporated by reference to Exhibit 10.09 filed with our registration statement on Form S-1 (No. 333-96349)).

10.11 Amendment No. 3 dated January 20, 2000 to Lease Agreement by and between DSL.net, Inc. and Long Wharf Drive, LLC (incorporated by reference to Exhibit 10.10 filed with our registration statement on Form S-1 (No. 333-96349)).

10.12* Amendment No. 4 dated February 8, 2000 to Lease Agreement by and between DSL.net, Inc. and Long Wharf Drive, LLC.

10.13 Amended and Restated Shareholders' Agreement, as amended, by and among DSL.net, Inc. and certain investors (incorporated by reference to Exhibit 10.08 filed with our registration statement on Form S-1 (No. 333-80141)).

10.14+ Additional Compensation Agreement dated as of December 29, 1998 between DSL.net, Inc. and David Struwas (incorporated by reference to Exhibit 10.18 filed with our registration statement on Form S-1 (No. 333-80141)).

10.15 Amendment No. 1 to Amended and Restated Investors' Rights Agreement (incorporated by reference to Exhibit 10.21 filed with our registration statement on Form S-1 (No. 333-80141)).

10.16+ Vector Internet Services, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 4.4 filed with our registration statement on Form S-8 (No. 333-39016))

10.17+ Vector Internet Services, Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 4.5 filed with our registration statement on Form S-8 (No. 333-39016))

21.01*         Subsidiaries of DSL.net, Inc.

23.01*         Consent of PricewaterhouseCoopers LLP.

24.01*         Power of Attorney (see signature page hereto).

--------------------------
*     Filed herewith

+ Indicates a management contract or any compensatory plan, contract or arrangement.


(b)   Reports on Form 8-K

      No reports on Form 8-K were filed on behalf of DSL.net during the quarter ended December 31, 2000.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  DSL.NET, INC.

Dated: March 29, 2001                             By:  /s/David F. Struwas
                                                  -------------------------
                                                  David F. Struwas
                                                  Chairman of the Board and
                                                  Chief Executive Officer

                        POWER OF ATTORNEY AND SIGNATURES

       We, the undersigned officers and directors of DSL.net, Inc., hereby severally constitute and appoint David F. Struwas, Walter Keisch and Stephen Zamansky, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable DSL.net, Inc. to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title(s)                                Date
---------                              --------                                ----
/s/David F. Struwas                    Chairman of the Board and Chief         March 29, 2001
--------------------------------       Executive Officer
David F. Struwas                       (Principal Executive Officer)


/s/ Walter Keisch                      Vice President, Finance (Principal      March 29, 2001
--------------------------------       Financial and Accounting Officer)
Walter Keisch


/s/ Robert Gilbertson                  Director                                March 29, 2001
--------------------------------
Robert Gilbertson


/s/ William J. Marshall                Director                                March 29, 2001
--------------------------------
William J. Marshall



Signature                              Title(s)                                Date
---------                              --------                                ----

/s/James D. Marver                     Director                                March 29, 2001
--------------------------------
James D. Marver


/s/ William Seifert                    Director                                March 29, 2001
--------------------------------
William Seifert


/s/ Paul K. Sun                        Director                                March 29, 2001
--------------------------------
Paul K. Sun

                   Exhibit Index to Annual Report on Form 10-K
                     for Fiscal Year Ended December 31, 2000

                                     EXHIBIT
                                     -------
EXHIBIT
   NO.
--------

2.01 Agreement and Plan of Merger, dated as of November 30, 1999, by and among DSL.net, Inc., Long Wharf Mergeco, Inc. and Tycho Networks, Inc. (incorporated by reference to Exhibit 2 filed with our Form 8-K dated as of December 1, 1999,

2.02 Agreement and Plan of Merger dated as of May 25, 2000, by and among DSL.net Inc., Greens Farms Corporation, Vector Internet Services, Inc. and certain stockholders of Vector (incorporated by reference to Exhibit 2 with our Form 8-K dated as of May 26,
               2000).

3.01 Amended and Restated Certificate of Incorporation of DSL.net, Inc. as amended (incorporated by reference to Exhibit 3.02 filed with our registration statement on Form S-1 (No. 333-80141)).

3.02 Amended and Restated By-laws of DSL.net, Inc. (incorporated by reference to Exhibit 3.03 filed with our registration statement on Form S-1 (No. 333-80141)).

4.01 Specimen Certificate for shares of DSL.net, Inc.'s Common Stock (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (No. 333-80141)).

4.02 Description of Capital Stock (contained in the Certificate of Incorporation filed as Exhibit 3.02 with our registration statement on Form S-1 (No. 333-80141)).

4.03 Form of Stock Purchase Warrant dated as of October 12, 1999 between DSL.net, Inc. and certain investors (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (No. 333-96349)).

10.01+ Amended and Restated 1999 Stock Plan (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (No. 333-80141)).

10.02+ 1999 Employee Stock Purchase Plan (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (No. 333-80141)).

10.03 Amended and Restated Investors' Rights Agreement dated as of July 16, 1999 between DSL.net, Inc. and the purchasers named therein (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (No. 333-80141)).

10.04 Credit Agreement dated as of May 12, 1999 by and between DSL.net, Inc. and Fleet National Bank (incorporated by reference to
               Exhibit 10.05 filed with our registration statement on Form S-1 (No. 333-80141)).

10.05* Amendment and Waiver Agreement dated June 12, 2000 to Credit Agreement dated as of May 12, 1999 by and between DSL.net, Inc. and Fleet National Bank.

10.06* Amendment and Waiver Agreement dated as of July 21, 2000 to Credit Agreement dated as of May 12, 1999 by and between DSL.net, Inc. and Fleet National Bank.

10.07 Security Agreement dated as of May 12, 1999 by and between DSL.net, Inc. and Fleet National Bank (incorporated by reference to Exhibit 10.06 filed with our registration statement on Form S-1 (No. 333-80141)).

10.08 Lease Agreement dated February 5, 1999 by and between DSL.net, Inc. and Long Wharf Drive, LLC, as amended (incorporated by reference to Exhibit 10.07 filed with our registration statement on Form S-1 (No. 333-96349)).

10.09 Amendment No. 1 dated June 9, 1999 to Lease Agreement by and between DSL.net, Inc. and Long Wharf Drive, LLC (incorporated by reference to Exhibit 10.08 filed with our registration statement on Form S-1 (No. 333-96349)).

10.10 Amendment No. 2 dated November 9, 1999 to Lease Agreement by and between DSL.net, Inc. and Long Wharf Drive, LLC (incorporated by reference to Exhibit 10.09 filed with our registration statement on Form S-1 (No. 333-96349)).

10.11 Amendment No. 3 dated January 20, 2000 to Lease Agreement by and between DSL.net, Inc. and Long Wharf Drive, LLC (incorporated by reference to Exhibit 10.10 filed with our registration statement on Form S-1 (No. 333-96349)).

10.12* Amendment No. 4 dated February 8, 2000 to Lease Agreement by and between DSL.net, Inc. and Long Wharf Drive, LLC.

10.13 Amended and Restated Shareholders' Agreement, as amended, by and among DSL.net, Inc. and certain investors (incorporated by reference to Exhibit 10.08 filed with our registration statement on Form S-1 (No. 333-80141)).

10.14+ Additional Compensation Agreement dated as of December 29, 1998 between DSL.net, Inc. and David Struwas (incorporated by reference to Exhibit 10.18 filed with our registration statement on Form S-1 (No. 333-80141)).

10.15 Amendment No. 1 to Amended and Restated Investors' Rights Agreement (incorporated by reference to Exhibit 10.21 filed with our registration statement on Form S-1 (No. 333-80141)).

10.16+ Vector Internet Services, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 4.4 filed with our registration statement on Form S-8 (No. 333-39016))

10.17+ Vector Internet Services, Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 4.5 filed with our registration statement on Form S-8 (No. 333-39016))

21.01*         Subsidiaries of DSL.net, Inc.

23.01*         Consent of PricewaterhouseCoopers LLP.

24.01*         Power of Attorney (see signature page hereto).

----------------
*     Filed herewith

+ Indicates a management contract or any compensatory plan, contract or arrangement.

                      Report of Independent Accountants on
                          Financial Statement Schedule


To the Board of Directorsn and Stockholders of DSL.net, Inc.:


Our audits of the consolidated financial statements referred to in our report dated February 26, 2001 appearing in this Annual Report on the Form 10-K of DSL.net, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP

Stamford, Connecticut
February 26, 2001

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS



The following table depicts the activity in the allowance for doubtful accounts for the period from March 3, 1998 (inception) to December 31, 1998 and for the years ended 1999 and 2000:

----------------- --------------- --------------- --------------- --------------- -------------- --------------- ---------------
                                                                                                   Deductions
                     Allowance                      Additions       Additions       Additions       Charged
                        For         Balance at      Charged to      Charged to     Charged to       Against        Balance at
                      Doubtful     Beginning of     Costs and        Purchase         Sales        Valuation         End of
      Year            Accounts        Period         Expenses       Accounting      Discounts      Allowance         Period
----------------- --------------- --------------- --------------- --------------- -------------- --------------- ---------------
      1998                         $          --   $          --   $          --   $         --   $          --   $          --
----------------- --------------- --------------- --------------- --------------- -------------- --------------- ---------------
      1999                         $          --   $      62,819   $      16,329   $         --   $    (16,545)   $      62,603
----------------- --------------- --------------- --------------- --------------- -------------- --------------- ---------------
      2000                         $      62,603   $     700,000   $      87,000   $    590,496   $    (87,000)   $   1,353,099
----------------- --------------- --------------- --------------- --------------- -------------- --------------- ---------------