Form 10-Q
period 2001-03-31
DSL NET INC
filed 2001-05-15
CIK 1085866

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

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


      As of May 10, 2001, the registrant had 64,779,468 shares of Common Stock outstanding.

================================================================================

                                  DSL.NET, INC.

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

                         Part I - Financial Information


Item 1.  Consolidated Financial Statements .................................  3

           Consolidated Balance Sheets at December 31, 2000 and
               March 31, 2001...............................................  3

           Consolidated Statements of Operations for the three
               months ended March 31, 2000 and 2001.........................  4

           Consolidated Statements of Cash Flows for the three
               months ended March 31, 2000 and 2001.........................  5

           Notes to Consolidated Financial Statements.......................  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................   9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........  13


                           Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K..................................  14

Signature..................................................................  15

Exhibit Index..............................................................  16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  DSL.NET, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                              DECEMBER 31,           MARCH 31,
                                                                                 2000                   2001
                                                                             -------------         -------------
                                          ASSETS                                                    (UNAUDITED)
Current assets:
       Cash and cash equivalents                                             $  72,324,000         $  50,173,000
       Restricted cash                                                           4,111,000             4,111,000
       Marketable securities                                                          --                    --
       Accounts receivable (net of allowances of $1,353,000 and
       $2,055,000, respectively)                                                 3,695,000             3,503,000
       Prepaid expenses and other current assets                                 2,446,000             3,410,000
                                                                             -------------         -------------
       Total current assets                                                     82,576,000            61,197,000
Fixed assets (net of accumulated depreciation and amortization of
        $18,711,000 and $24,660,000, respectively)                              83,272,000            78,396,000
Goodwill and other intangible assets (net of accumulated amortization
        of $4,242,000 and $6,509,000, respectively)                             26,629,000            24,987,000
Other assets                                                                     2,329,000             2,336,000
                                                                             -------------         -------------
       Total assets                                                          $ 194,806,000         $ 166,916,000
                                                                             =============         =============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                      $  13,186,000         $   9,120,000
       Accrued salaries                                                          1,578,000             1,317,000
       Accrued liabilities                                                      14,157,000            17,875,000
       Deferred revenue                                                          2,354,000             2,527,000
       Current portion of capital leases payable                                 3,037,000             2,953,000
       Current portion of term loan payable                                      1,502,000             1,467,000
                                                                             -------------         -------------
       Total current liabilities                                                35,814,000            35,259,000
Capital leases  payable                                                          7,440,000             6,691,000
Term loan payable                                                                2,135,000             1,768,000
                                                                             -------------         -------------
Commitments and contingencies
       Total liabilities                                                        45,389,000            43,718,000
                                                                             -------------         -------------
Stockholders' equity:
Common stock, $0.0005 par value; 200,000,000 shares authorized;
      66,002,808 and 64,779,468 shares issued and outstanding,
      respectively                                                                  33,000                32,000
Additional paid-in capital                                                     286,258,000           285,967,000
Deferred compensation
                                                                                (3,931,000)           (3,231,000)
Accumulated deficit                                                           (132,943,000)         (159,570,000)
                                                                             -------------         -------------
       Total stockholders' equity                                              149,417,000           123,198,000
                                                                             -------------         -------------
Total liabilities and stockholders' equity                                   $ 194,806,000         $ 166,916,000
                                                                             =============         =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  DSL.NET, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                              ---------------------------------
                                                                                  2000                 2001
                                                                              ------------         ------------
Revenue                                                                       $  1,404,000         $  8,822,000
                                                                              ------------         ------------
Operating expenses:
       Network and operations (including $130,000 and $67,000 of stock
          compensation, respectively)                                           11,165,000           22,399,000
       General and administrative (including $1,130,000 and $92,000 of
          stock compensation, respectively)                                      4,834,000            8,396,000
       Sales and marketing (including $268,000 and $216,000 of stock
          compensation, respectively)                                            5,256,000            5,181,000
                                                                              ------------         ------------
       Total operating expenses                                                 21,255,000           35,976,000
                                                                              ------------         ------------

Operating loss                                                                 (19,851,000)         (27,154,000)
                                                                              ------------         ------------
Interest income, net                                                            (1,521,000)            (529,000)

Other expense, net                                                                   8,000                2,000
                                                                              ------------         ------------
       Net loss                                                               $(18,338,000)        $(26,627,000)
                                                                              ============         ============

Net loss per share-basic and diluted                                          $      (0.33)        $      (0.42)
                                                                              ============         ============

Shares used in computing net loss per share                                     55,694,451           63,385,696
                                                                              ============         ============



           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  DSL.NET, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                  -----------------------------------
                                                                                      2000                  2001
                                                                                  -------------         -------------
Cash flows from operating activities:
      Net loss                                                                    $ (18,338,000)        $ (26,627,000)


      Reconciliation of net loss to net cash used in operating activities:
           Depreciation and amortization                                              2,442,000             8,210,000
           Bad debt expense                                                              79,000               494,000
           Sales discounts                                                                 --                 595,000
           Amortization of deferred debt issuance costs                                  14,000                15,000
           Stock compensation expense                                                 1,528,000               375,000
           Write-down of central offices                                                   --                 399,000
           Net changes in current assets and liabilities:
                (Increase) in accounts receivable                                      (534,000)             (897,000)
                (Increase) in prepaid and other current assets                         (791,000)             (963,000)
                (Increase) in other assets                                              (58,000)               (7,000)
                Increase / (decrease) in accounts payable                             1,384,000            (4,066,000)
                Increase / (decrease) in accrued salaries                               183,000              (261,000)
                Increase in accrued expenses                                            604,000             3,719,000
                Increase in deferred revenue                                            175,000               173,000
                                                                                  -------------         -------------
                     Net cash used in operating activities                          (13,312,000)          (18,841,000)
                                                                                  -------------         -------------

Cash flows from investing activities:
           Purchases of property and equipment                                      (23,199,000)           (1,472,000)
           Sale of marketable securities                                              4,948,000                  --
           Acquisition of customer lines                                                   --                (625,000)
                                                                                  -------------         -------------
                     Net cash used in investing activities                          (18,251,000)           (2,097,000)
                                                                                  -------------         -------------

Cash flows from financing activities:
           Proceeds from equipment credit facility                                    1,202,000                  --
           Proceeds from common stock issuance                                      141,691,000                31,000
           Principal payments under notes and capital lease obligations                (183,000)           (1,244,000)
                                                                                  -------------         -------------
                     Net cash provided / (used) by financing activities             142,710,200            (1,213,000)
                                                                                  -------------         -------------

Net increase /(decrease) in cash and cash equivalents                               111,147,000           (22,151,000)
Cash, cash equivalents and restricted cash at beginning of period                    66,178,000            76,435,000
                                                                                  -------------         -------------
Cash, cash equivalents and restricted cash at end of period                       $ 177,325,000         $  54,284,000
                                                                                  =============         =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  DSL.NET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

1.  Summary of Significant Accounting Policies

A.  Basis of Presentation

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates. Certain prior period amounts have been reclassified to conform with the 2001 presentation.

      As reflected in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company incurred operating losses approximating $112,484,000 and negative operating cash flows approximating $74,986,000 during the year ended December 31, 2000. During the three months ended March 31, 2001, the Company incurred operating losses approximating $27,154,000 and negative operating cash flows approximating $18,841,000. These operating losses and negative operating cash flows have been financed primarily by proceeds from equity issuances. The Company had accumulated deficits approximating $132,943,000 at December 31, 2000 and approximating $159,570,000 at March 31 2001. Management expects operating losses and negative cash outflows to continue into at least 2002. This raises substantial doubt about the Company's ability to continue as a going concern.

      Additional financing will be required during 2001. Management is seeking additional financing through some combination of borrowings, leasing, vendor financing and the sale of equity or debt securities. There can be no assurance that the Company will be able to raise sufficient debt, equity or other capital on acceptable terms, if at all. There can therefore be no assurance that the Company will have sufficient funds to continue its operations. These financial statements do not include any adjustments relating to the recoverability of the carrying value of the recorded assets or the amounts of liabilities that might result from this uncertainty.

      The financial statements at March 31, 2001 and for the three months ended March 31, 2000 and 2001 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of financial position and operating results. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of results that may be expected for any future periods.

      The accompanying unaudited interim financial statements have been prepared with the assumption that users of the interim financial information have either read or have access to the Company's audited financial statements for the year ended December 31, 2000. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the Company's December 31, 2000 audited financial statements have been omitted from these unaudited interim financial statements. These financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions, rules and regulations. While management believes the disclosures presented are adequate to make these financial statements not misleading, these financial statements should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which has been filed with the Securities and Exchange Commission.

B.  Adoption of SAB No. 101

      Revenue and network and operations expenses for the quarter ended March 31, 2000 have been restated to reflect a reduction of approximately $333,000 resulting from implementation of SEC Staff Accounting Bulletin ("SAB") No. 101.

C.  Earnings (Loss) Per Share

      Basic earnings per share is computed by dividing income or loss applicable to common shareholders by the weighted average number of shares of the Company's common stock outstanding during the period, after giving consideration to shares subject to repurchase.

      Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. The diluted earnings per share amount has not been reported because the Company has a net loss and the impact of the assumed exercise of the stock options and warrants is anti-dilutive.


2.  Stockholders' Equity

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

      In January 2001, the Company exercised its buy-back option for 1,288,566 shares of common stock at $.001875 per share, representing the remaining unvested shares from one of the Company's founding shareholders who had terminated his employment. The shares were subsequently cancelled and $322,142, or $0.25 per share, was reclassified from deferred compensation to additional paid-in capital and common stock. The Company's remaining deferred compensation balance of $3,231,396 at March 31, 2001, relating to stock options and restricted stock held by employees and directors, is being amortized over the respective remaining vesting periods.

3.  Acquisitions

      In December 2000, the Company announced that it would be participating in the Covad Communications ("Covad") Safety Net program that provides customers of certain Internet Service Providers (ISP's) whose underlying DSL connection is provided by Covad an opportunity to maintain their DSL service while switching ISP's. The program is available to customers of financially distressed ISP's who feel their current ISP can no longer support them. Under the program, Covad makes referrals to other ISP's, including DSL.net, for a fee, and subsequently assists with migrating the customer's service to the new ISP.

      During the quarter ended March 31, 2001, the Company had acquired approximately 800 customer lines referred by Covad under the Covad Safety Net program, for aggregate fees approximating $625,000. These customer line acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the customer base acquired based on their estimated fair values at the date of acquisition. This amount is being amortized on a straight-line basis over the expected customer relationship estimated to be two years.

      On December 1, 2000, the Company acquired certain assets of Exario Networks, Inc. ("Exario"). The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair values at the date of acquisition. The approximate net purchase price of $4,463,000, excluding transaction costs, consisted of cash payments at closing of approximately $2,902,000 and amounts due to Exario after the closing of approximately $1,561,000 (the "Holdback Amount") (see "Subsequent Events" for further information regarding the Holdback Amount). In addition, the Company incurred transaction costs associated with the acquisition of approximately $100,000.

      The purchase consideration of the assets acquired from Exario was allocated based on the fair values approximately as follows: Net assets acquired of $57,000 and customer base of $4,506,000. The customer base was valued based on the expected future net cash flows from customers discounted back to the present value taking into account the expected life cycle of the customer relationships. The estimated useful life of the customer base, originally estimated at four years, has been re-estimated at two years and accordingly is being amortized on a straight-line basis over two years. This change in the estimated useful life resulted in an increase in the monthly amortization expense from approximately $94,000 to approximately $188,000.

4.  Subsequent Events

A.  TERM LOAN

      In May 1999, the Company entered into a secured credit facility (the "Credit Facility") with a bank to provide up to $5.0 million for the purchase of telecommunications and office equipment and vehicles. The Credit Facility expired in May 2000 and converted to a term loan payable over 36 months. The Credit Facility bears interest on outstanding borrowings at 1% over the higher of the bank's prime rate or the federal funds rate plus 0.5%. As of December 31, 2000 and March 31, 2001, amounts outstanding under this line of credit bore interest at annual rates of 10.5% and 9.0%, respectively. The Credit Facility is secured by a lien on certain equipment and vehicles owned by the Company located at its principal office, and imposes certain financial and other covenants requiring the Company to maintain certain financial ratios and limits new indebtedness, the creation of liens, types of investments, mergers, consolidations and the transfer of all or substantially all of the Company's assets. As of December 31, 2000 and March 31, 2001, there was approximately $3,545,000 and approximately $3,178,000, respectively, outstanding on this term loan. Financing costs associated with the Credit Facility of approximately $83,900 were deferred over the four-year life of the facility and term loan. Amortization expense related to the deferred costs for the quarters ended March 31, 2000 and 2001 was approximately $5,200 in each quarter.

      In April 2001, the Company and the bank amended the term loan. The financial covenants relating to the maintenance of certain financial ratios were eliminated in their entirety, the maturity date of the loan was accelerated to August 1, 2001 and certain certificates of deposit equal to the outstanding loan amount were pledged as additional collateral. The outstanding loan balance will become due and payable in four installments.

B.  EXARIO ACQUISITION

      On April 26, 2001, the Company gave notice to Exario of its intent to pursue an indemnity claim against the Holdback Amount in accordance with the provisions of the Asset Purchase Agreement dated as of December 1, 2000 between Exario and the Company. The claim of $1,458,000 related to the customer lines acquired from Exario that were on the bankrupt NorthPoint Communications network.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion of the financial condition and results of operations of DSL.net should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2000, which has been filed with the Securities and Exchange Commission.

OVERVIEW

      We provide high-speed data communications, Internet access, and related services to small and medium-sized businesses, primarily using digital subscriber line, or DSL, technology. We primarily target select second and third tier cities for the deployment of our own local DSL equipment. We began offering commercial service in May 1998 and, as of March 31, 2001, we had installed equipment in over 375 cities. In first tier cities, and certain other markets where we have not deployed our own equipment, we utilize the local DSL facilities of other carriers to provide service.

      We have incurred operating losses and net losses for each month since our formation. For the periods ended December 31, 2000 and March 31, 2001, we have experienced net cash outflows from operating and investing activities. As of December 31, 2000 and March 31, 2001, we had accumulated deficits of approximately $132,943,000 and $159,570,000, respectively.


RESULTS OF OPERATIONS

      REVENUE. Revenue increased from approximately $1,404,000 for the three months ended March 31, 2000 to approximately $8,822,000 for the three months ended March 31, 2001. This increase was primarily attributable to the increased number of customers subscribing for our services and contributions from acquired businesses. We currently expect revenue to increase in future periods as we continue our sales and marketing efforts in our existing service areas and introduce additional services.

      NETWORK AND OPERATIONS. Network and operations expenses increased from approximately $11,165,000 for the three months ended March 31, 2000 to approximately $22,399,000 for the three months ended March 31, 2001. The significant increase in total network and operations expenses was primarily attributable to increased telecommunication costs and central office facilities costs, increases in personnel and professional services and increased depreciation expense. These increases resulted primarily from the expansion of our network and the increased number of customers subscribing for our services.

      Network and operations expenses included depreciation expense of approximately $1,892,000 and $5,370,000 for the three months ended March 31, 2000 and 2001, respectively. This expense increased as we incurred further capital expenditures in connection with our expansion and more of our network facilities became operational. Also included in network and operations expenses in the first quarter of 2001 was a non-recurring charge approximating $440,000 (see "non-recurring charges" discussed below).

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from approximately $4,834,000 for the three months ended March 31, 2000 to approximately $8,396,000 for the three months ended March 31, 2001. The increase in general and administrative expenses was principally the result of increases in personnel and professional services, increases in office facility rents resulting from the development of our operating infrastructure, increases in bad debt expenses due to increased sales, increases in property and other taxes and increased amortization of goodwill and other intangible assets related to acquisitions. Also included in general and administrative expenses in the first quarter of 2001 was a non-recurring charge approximating $391,000 (see "non-recurring charges" discussed below).

      SALES AND MARKETING. Sales and marketing expenses were approximately $5,256,000 and $5,181,000 for the three months ended March 31, 2000 and 2001, respectively. Decreases in recruiting costs, office expenses, salaries and wages, and travel and entertainment expenses resulting from our restructuring announced in December 2000, were partially offset by increased telemarketing and direct mail expenses.

      STOCK COMPENSATION. We incurred stock compensation expenses of approximately $1,528,000 and $375,000 for the three months ended March 31, 2000 and 2001, respectively. These expenses consisted of charges and amortization related to stock options and restricted stock granted to our employees, directors and advisors.

      INTEREST INCOME, NET. For the three months ended March 31, 2000, net interest income of approximately $1,521,000 included approximately $1,622,000 of interest income partially offset by approximately $101,000 of interest expense. Net interest income of approximately $529,000 for the three months ended March 31, 2001 included approximately $959,000 of interest income partially offset by approximately $430,000 of interest expense. The decrease in interest income in the first quarter of 2001 compared to the first quarter of 2000 was primarily due to decreases in our cash and investment balances resulting from the cash used in our operations and investment activities related to our network and facilities expansion. The increase in interest expense was related to increased debt, primarily attributable to new capital lease obligations and other financing arrangements.

      NON-RECURRING CHARGES. Due to further evalation and additional activities, the Company incurred approximately $831,000 of additional non-recurring charges in the first quarter of 2001 related to a corporate restructuring announced in December of 2000. Of that amount, approximately $440,000 was included in network and operations expenses for the estimated costs resulting from our decision not to accept certain central offices previously applied for, and approximately $391,000 was included in general and administrative expenses resulting from the consolidation of our office facilities by vacating office space located in Milford, Connecticut and Chantilly, Virginia and for unused office space in Santa Cruz, California.

      NET LOSS. Net loss increased from approximately $18,338,000 for the three months ended March 31, 2000 to approximately $26,627,000 for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our capital expenditures and operations primarily with the proceeds from stock issuances and borrowings, including equipment lease financings. As of March 31, 2001, we had cash, cash equivalents and restricted cash of approximately $54,284,000 and working capital of approximately $25,938,000.

      Net cash provided by financing activities for the three months ended March 31, 2000 was approximately $142,710,000. This cash primarily resulted from the sale of our capital stock. Cash used by financing activities for the quarter ended March 31, 2001, of approximately $1,213,000, was principally used for principal payments under our term loan and capital lease obligations. We have used, and intend to continue using proceeds from our financings primarily to implement our business plan and for working capital and general corporate purposes. We have also used, and may in the future use, a portion of such proceeds to acquire complementary businesses or assets.

      In May 1999, the Company entered into a secured credit facility (the "Credit Facility") with a bank to provide up to $5.0 million for the purchase of telecommunications and office equipment and vehicles. The Credit Facility expired in May 2000 and converted to a term loan payable over 36 months. The Credit Facility bears interest on outstanding borrowings at 1% over the higher of the bank's prime rate or the federal funds rate plus 0.5%. As of December 31, 2000 and March 31, 2001, amounts outstanding under this line of credit bore interest at annual rates of 10.5% and 9.0%, respectively. The Credit Facility is secured by a lien on certain equipment and vehicles owned by the Company located at its principal office, and imposes certain financial and other covenants requiring the Company to maintain certain financial ratios and limits new indebtedness, the creation of liens, types of investments, mergers, consolidations and the transfer of all or substantially all of the Company's assets. As of December 31, 2000 and March 31, 2001, there was approximately $3,545,000 and approximately $3,178,000, respectively, outstanding on this term loan. Financing costs associated with the Credit Facility of approximately $83,900 were deferred over the four-year life of the facility and term loan. Amortization expense related to the deferred costs for the quarters ended March 31, 2000 and 2001 was approximately $5,200 in each quarter.

      In April 2001, the Company and the bank amended the term loan. The financial covenants relating to the maintenance of certain financial ratios were eliminated in their entirety, the maturity date of the loan was accelerated to August 1, 2001 and certain certificates of deposit equal to the outstanding loan amount were pledged as additional collateral. The outstanding loan balance will become due and payable in four installments.

      In March 1999, we entered into a 36-month lease facility to finance the purchase of up to an aggregate of $2,000,000 of equipment. At March 31, 2000 and 2001, approximately $839,000 and approximately $1,022,000, respectively, was outstanding under this lease facility. Amounts financed under this lease facility bear an interest rate of 8% or 9%, depending on the type of equipment, and are secured by the financed equipment.

      In July 2000, we entered into a 48-month lease agreement with an equipment vendor to finance the purchase of network equipment. We have leased approximately $8,900,000 under this agreement. Amounts financed under this agreement bear an interest rate of 12% and are secured by the financed equipment. In addition, during 1999 and 2000, we purchased and assumed through acquisition certain equipment and computer software under other capital leases, which are being repaid over periods ranging from 24 months to 60 months at rates ranging from 7.5% to 15% per annum. In the aggregate, there was approximately $10,477,000 and approximately $9,644,000 outstanding under capital leases at December 31, 2000 and March 31, 2001, respectively.

      As a result of the development of our operating infrastructure and recent acquisitions, we have entered into certain long-term agreements providing for fixed payments. Under our facility operating leases, minimum office facility operating lease payments are approximately $3,514,000 in 2001, approximately $3,542,000 in 2002, approximately $2,556,000 in 2003, approximately $1,450,000 in 2004 and approximately $389,000 in 2005. In addition, under agreements with two long distance carriers providing for data transmission services, minimum payments are approximately $8,295,000 in 2001, approximately $10,024,000 in 2002, approximately $9,281,000 in 2003, approximately $4,800,000 in 2004 and approximately $1,600,000 in 2005. As part of our restructuring in December 2000, we vacated certain office space in Milford, Connecticut and Chantilly, Virginia and did not occupy certain increased space in Santa Cruz, California. We are currently seeking to sublease these spaces. If we are successful, the fixed payments associated with facility operating leases described above will decrease. We may not be able to sublease these facilities for lease rates that will cover our lease payments, or at all.

      For the three months ended March 31, 2001, the net cash used in our operating activities was approximately $18,841,000. This cash was used for a variety of operating expenses, including salaries, network operations, sales marketing and promotional activities, consulting and legal expenses, and overhead expenses.

      Net cash used in investing activities for the three months ended March 31, 2001 was approximately $2,097,000. Of this amount, approximately $1,472,000 was used for the purchase of equipment and approximately $625,000 was used to acquire customer lines referred to us by Covad.

      The development and expansion of our business requires significant capital expenditures. Capital expenditures, including collocation fees, were approximately $23,199,000 and approximately $1,472,000 for the three months ended March 31, 2000 and 2001, respectively. The actual amounts and timing of our future capital expenditures will vary depending on the speed at which we expand and implement our network and implement service for our customers. As a result of our decision to delay further deployment of our network, our planned capital expenditures for 2001 are currently expected to be primarily for the purchase and installation at our customers' sites of the equipment necessary for us to provide our services, as well as for the continued development of our network and operational support systems and for the acquisition of customer lines. We currently anticipate spending approximately $8,000,000 to $12,000,000 for capital expenditures during the balance of 2001. The actual amounts and timing of our capital expenditures could differ materially both in amount and timing from our current plans.

      We expect our operating losses, net operating cash outflows and capital expenditures to continue during 2001. Our independent accountants have noted in their report on the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which has been filed with the Securities and Exchange Commission, that our sustained operating losses raise substantial doubt about our ability to continue as a going concern. We believe that our existing cash and short-term investments and cash generated from operations will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements into the fourth quarter of 2001. We intend to use these cash resources to finance our capital expenditures and for working capital and other general corporate purposes. We may also use a portion of these cash resources to acquire complementary businesses or other assets. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including the rate of market acceptance of our services and revenue growth, planned capital expenditures, cash generated from operations, improvements in operating productivity, and the extent and timing of our entry into new markets.

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

      We have adopted the revenue recognition guidelines of SAB No. 101, which changed the manner in which we recognize installation revenue. The cumulative effect of adoption of SAB No. 101 resulted in deferral of installation revenues and related direct costs of approximately $333,000 and $166,000 during the three months ended March 31, 2000 and 2001, respectively.

      In March 2000, The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF ACCOUNTING PRINCIPLES BOARD ("APB") OPINION NO. 25." FIN 44 clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The initial adoption of FIN 44 did not have a material impact on our financial position or results of operations.

      In June 1999, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
- DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO.133." In June 2000, the FASB issued SFAS 138, "ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING AGREEMENTS - AN AMENDMENT TO FASB STATEMENT NO. 133." SFAS 133 established new standards of accounting and reporting for derivative instruments and hedging activities, and required that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. We adopted SFAS 133, as amended by SFAS 137 and SFAS 138, in the first quarter of 2001 and the adoption has not had a material effect on our financial condition or results of operations.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements contained in this report, which are not historical facts, may be deemed to contain forward-looking statements. These statements relate to future events or our future financial performance, and are identified by terminology such as "may," "might," "will," "should," "expect," "scheduled," "plan," "intend," "anticipate," "believe," "estimate," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include those described under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2000, which has been filed with the Securities and Exchange Commission. The risks and uncertainties include, among other things, (i) fluctuations in our quarterly operating results, which could adversely effect the price of our common stock; (ii) our unproven business model, which may not be successful; (iii) our ability to execute our business plan in a timely manner to generate forecasted financial and operating results, which may not be achieved if our sales force is not able to generate sufficient sales to customers or if we are not able to install and commence service for customers in a timely manner; (iv) our need for additional funds during 2001, which may not be available on acceptable terms or at all, which could adversely impact our ability to implement our business plan and continue as a going concern, and which has resulted in our independent accountants including a "going concern" qualification in their audit report on our 2000 financial statements; (v) risks associated with acquisitions, including difficulties in identifying and completing acquisitions, integrating acquired businesses or assets and realizing the revenue, earnings or synergies anticipated from any acquisitions; (vi) the challenges relating to the timely installation of service for customers, including our dependence on traditional telephone companies to provide acceptable telephone lines in a timely manner; (vii) our dependence on wholesale DSL providers to provide us with local DSL facilities in areas where we have not deployed our own DSL equipment; (viii) the need for us to achieve sustained market acceptance of our services at desired pricing levels; (ix) competition;
(x) our extremely limited operating history, which makes it difficult to evaluate our business and prospects; (xi) the difficulty of predicting the new and rapidly evolving high-speed data communications industry; (xii) our ability to negotiate, enter into and renew interconnection and collocation agreements with traditional telephone companies; (xiii) regulatory, legislative, and judicial developments, which could adversely affect the way we operate our business; and (xiv) our ability to recruit and retain qualified personnel, establish the necessary infrastructure to support our business, and manage the growth of our operations. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation, and disclaim any obligation, to update or revise the information contained in this report, whether as a result of new information, future events or circumstances or otherwise. For additional information regarding these and additional risks faced by us, see disclosure under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2000, which has been filed with the Securities and Exchange Commission.

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

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

           EXHIBIT
           -------
             NO.                              EXHIBIT
             ---                              -------

            10.01 Third Amendment Agreement dated as of April 2, 2001 by and between DSL.net, Inc. and Fleet National Bank

            10.02 Pledge Agreement dated as of April 2, 2001 by and between DSL.net, Inc. and Fleet National Bank

            11.01          Statement of Computation of Basic and Diluted Net
                           Loss Per Share


(b)        Reports on Form 8-K

           None

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               DSL.NET, INC.



                                               By: /s/ WALTER KEISCH
                                                 -----------------------
                                                 Walter Keisch
                                                 Vice President, Finance
                                                (Principal Financial and
                                                 Accounting Officer, Authorized
                                                 Officer)

Date:   May 15, 2001

                                  EXHIBIT INDEX
                                  -------------


           EXHIBIT
           -------
             NO.                              EXHIBIT
             ---                              -------

            10.01 Third Amendment Agreement Dated as of April 2, 2001 by and between DSL.net, Inc. and Fleet National Bank

            10.02 Pledge Agreement Dated as of April 2, 2001 by and between DSL.net, Inc. and Fleet National Bank

            11.01          Statement of Computation of Basic and Diluted Net
                           Loss Per Share