Form 10-Q
period 2001-06-30
DSL NET INC
filed 2001-08-14
CIK 1085866

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

      As of August 8, 2001, the registrant had 64,743,656 shares of Common Stock outstanding.

================================================================================

                                  DSL.NET, INC.

                                      INDEX
                                                                           Page
                                                                          Number
                                                                          ------

                         Part I - Financial Information


Item 1.     Consolidated Financial Statements ................................3

                Consolidated Balance Sheets at June 30,
                  2001(unaudited) and December 31, 2000.......................3

                Consolidated Statements of Operations (unaudited) for
                  the three and six months ended June 30, 2000 and 2001.......4

                Consolidated Statements of Cash Flows (unaudited) for
                  the six months ended June 30, 2000 and 2001.................5

                Notes to Consolidated Financial Statements....................6

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................12

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.......19


                           Part II - Other Information


Item 4.     Submission of Matters to a Vote of Security Holders..............20

Item 6.     Exhibits and Reports on Form 8-K.................................20

Signature ...................................................................21

Exhibit Index ...............................................................22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  DSL.NET, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,             June 30,
                                                                                     2000                    2001
                                                                                 -------------           -------------
                                                                                                          (unaudited)
                                      ASSETS
Current assets:
   Cash                                                                           $  72,324,000           $  25,720,000
   Restricted cash                                                                    4,111,000               3,933,000
   Accounts receivable (net of allowances of $1,353,000 and
      $2,763,000, respectively)                                                       3,695,000               4,331,000
   Prepaid expenses and other current assets                                          2,446,000               2,012,000
                                                                                  -------------           -------------
   Total current assets                                                              82,576,000              35,996,000
Fixed assets (net of accumulated depreciation and amortization of
   $18,711,000 and $21,353,000, respectively)                                        83,272,000              49,520,000
Goodwill and other intangible assets (net of accumulated amortization
   of $4,242,000 and $6,693,000, respectively)                                       26,629,000              20,565,000
Other assets                                                                          2,329,000               2,281,000
                                                                                  -------------           -------------
        Total assets                                                              $ 194,806,000           $ 108,362,000
                                                                                  =============           =============
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $  13,186,000           $   8,504,000
   Accrued salaries                                                                   1,578,000               1,513,000
   Accrued liabilities                                                               14,157,000              16,531,000
   Deferred revenue                                                                   2,354,000               3,422,000
   Current portion of capital leases payable                                          3,037,000               3,062,000
   Current portion of term loan payable                                               1,502,000               1,956,000
                                                                                  -------------           -------------
        Total current liabilities                                                    35,814,000              34,988,000
Capital leases payable                                                                7,440,000               5,919,000
Term loan payable                                                                     2,135,000                    --
                                                                                  -------------           -------------
   Total liabilities                                                                 45,389,000              40,907,000
                                                                                  -------------           -------------
Commitments and contingencies

Stockholders' equity:
Common stock, $0.0005 par value; 200,000,000 shares authorized;
   66,002,808 and 64,804,236 shares issued and outstanding, respectively                 33,000                  32,000
Additional paid-in capital                                                          286,258,000             285,964,000
Deferred compensation                                                                (3,931,000)             (2,802,000)
Accumulated deficit                                                                (132,943,000)           (215,739,000)
                                                                                  -------------           -------------
       Total stockholders' equity                                                   149,417,000              67,455,000
                                                                                  -------------           -------------
Total liabilities and stockholders' equity                                        $ 194,806,000           $ 108,362,000
                                                                                  =============           =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  DSL.NET, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                 JUNE 30,                        JUNE 30,
                                                                      -----------------------------   -----------------------------
                                                                           2000            2001            2000            2001
                                                                      -------------   -------------   -------------   -------------
Revenue                                                               $   3,506,000   $  10,348,000   $   4,910,000   $  19,170,000
                                                                      -------------   -------------   -------------   -------------

Operating expenses:
     Network and operations (including $128,000, $67,000,
         $257,000 and $134,000 of stock compensation, respectively)      15,234,000      44,017,000      24,505,000      61,046,000
     General and administrative (including $288,000, $136,000,
         $1,418,000 and $228,000 of stock compensation, respectively)     4,643,000      10,502,000       8,928,000      16,058,000
     Sales and marketing (including $249,000, $219,000,

         $518,000 and $435,000 of stock compensation, respectively)       8,063,000       4,293,000      13,320,000       9,474,000

     Depreciation and amortization                                        5,235,000       7,806,000       7,677,000      16,016,000
                                                                      -------------   -------------   -------------   -------------
     Total operating expenses                                            33,175,000      66,618,000      54,430,000     102,594,000
                                                                      -------------   -------------   -------------   -------------

Operating loss                                                          (29,669,000)    (56,270,000)    (49,520,000)    (83,424,000)
                                                                      -------------   -------------   -------------   -------------
Interest income, net                                                     (2,372,000)       (101,000)     (3,894,000)       (630,000)

Other expense (income), net                                                 (10,000)           --            (1,000)          2,000
                                                                      -------------   -------------   -------------   -------------
     Net loss                                                         $ (27,287,000)  $ (56,169,000)  $ (45,625,000)  $ (82,796,000)
                                                                      =============   =============   =============   =============
Net loss per share - basic and diluted                                $       (0.45)  $       (0.88)  $       (0.78)  $       (1.30)
                                                                      =============   =============   =============   =============
Shares used in computing net loss per share                              61,257,149      63,735,232      58,475,800      63,561,430
                                                                      =============   =============   =============   =============

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                  DSL.NET, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                    -------------------------------------
                                                                                        2000                    2001
                                                                                    -------------           -------------
Cash flows from operating activities:
   Net loss                                                                         $ (45,625,000)          $ (82,796,000)

   Reconciliation of net loss to net cash used in operating activities:
              Depreciation and amortization                                             7,677,000              16,016,000
              Bad debt expense                                                            129,000               1,543,000
              Sales discounts                                                              50,000                 595,000
              Amortization of deferred debt issuance costs                                 29,000                  29,000
              Stock compensation expense                                                2,193,000                 797,000
              Restructuring charge for write-down of fixed assets                            --                25,330,000
              Restructuring charge for write-down of goodwill                                --                 3,155,000
              Net changes in current assets and liabilities:
                 (Increase) in accounts receivable                                     (1,190,000)             (2,774,000)
                 (Increase) / decrease in prepaid and other current assets               (394,000)                435,000
                 (Increase) / decrease in other assets                                   (283,000)                 48,000
                 Increase / (decrease) in accounts payable                              6,232,000              (4,681,000)
                 Increase / (decrease) in accrued salaries                              1,172,000                 (65,000)
                 Increase in accrued expenses                                           1,698,000               3,789,000
                 Increase in deferred revenue                                             180,000               1,068,000
                                                                                    -------------           -------------
              Net cash used in operating activities                                   (28,132,000)            (37,511,000)
                                                                                    -------------           -------------
Cash flows from investing activities:
              Purchases of property and equipment                                     (46,500,000)             (3,421,000)
              Sale of marketable securities                                             9,052,000                    --
              Acquisitions of businesses and customer lines                           (10,647,000)             (2,690,000)
              Other investments                                                          (500,000)                   --
               (Increase) / decrease in restricted cash                                (2,213,000)                178,000
                                                                                    -------------           -------------
              Net cash used in investing activities                                   (50,808,000)             (5,933,000)
                                                                                    -------------           -------------
Cash flows from financing activities:
              Proceeds from equipment credit facility                                   2,789,000                    --
              Proceeds from common stock issuance                                     141,965,000                  36,000
              Proceeds from equipment leases                                            1,059,000                    --
              principal payments under notes and capital lease obligations               (568,000)             (3,196,000)
                                                                                    -------------           -------------
              Net cash provided by / (used in) financing activities                   145,245,000              (3,160,000)
                                                                                    -------------           -------------
Net increase / (decrease) in cash and cash equivalents                                 66,305,000             (46,604,000)
Cash and cash equivalents at beginning of period                                       65,575,000              72,324,000
                                                                                    -------------           -------------
Cash and cash equivalents at end of period                                          $ 131,880,000           $  25,720,000
                                                                                    =============           =============

           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                  DSL.NET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

1.    Summary of Significant Accounting Policies

A.    Basis of Presentation

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates. Certain prior period amounts have been reclassified to conform with the 2001 presentation. The financial statements at June 30, 2001 and for the three and six months ended June 30, 2000 and 2001 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of financial position and operating results. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of results that may be expected for any future periods.

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

B.    Adoption of SAB No. 101

      Revenue and network and operations expenses for the three and six months ended June 30, 2000 have been restated to reflect a reduction of approximately $280,000 and $613,000, respectively, resulting from implementation of SEC Staff Accounting Bulletin ("SAB") No. 101. The adoption of SAB No. 101 had no impact on net income.

C.    Earnings (Loss) Per Share

      Basic earnings per share is computed by dividing income or loss applicable to common shareholders by the weighted average number of shares of the Company's common stock outstanding during the period, after giving consideration to shares subject to repurchase.

      Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. The diluted earnings per share amount is the same as the basic earnings per share amount because the Company has a net loss and the impact of the assumed exercise of the stock options and warrants is anti-dilutive.

2.    Liquidity

      As reflected in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company incurred operating losses approximating $112,484,000 and negative operating cash flows approximating $74,986,000 during the year ended December 31, 2000. During the six months ended June 30, 2001, the Company incurred operating losses approximating $83,424,000 and negative operating cash flows approximating $37,511,000. These operating losses and negative operating cash flows have been financed primarily by proceeds from equity issuances. The Company had accumulated deficits approximating $132,943,000 at December 31, 2000 and approximating $215,739,000 at June 30, 2001.

      The Company expects its operating losses, net operating cash outflows and capital expenditures to continue through the remainder of 2001 and into 2002. This raises substantial doubt about the Company's ability to continue as a going concern. The Company believes that its existing cash and short-term investments and cash generated from operations will be sufficient to fund its operating losses, capital expenditures, lease payments and working capital requirements into the fourth quarter of 2001. It intends to use these cash resources to finance its capital expenditures and for working capital and other general corporate purposes. The Company may also use a portion of these cash resources to acquire complementary businesses or other assets. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including the rate of market acceptance of the Company's services, revenue growth, planned capital expenditures, cash generated from operations, and improvements in operating productivity.

      Additional financing will be required during 2001. The Company's operations have not generated, and are not expected to generate during the remainder of 2001, sufficient cash to finance its requirements. As a result, the Company will need to raise financing through some combination of borrowings, leasing, vendor financing and the sale of equity or debt securities. These capital requirements may vary based upon the timing and the success of implementation of the Company's business plan or if:

      o demand for the Company's services or its cash flow from operations is less than or more than expected;

      o   development plans or projections change or prove to be inaccurate;

      o   the Company makes acquisitions;

      o the Company alters the schedule or targets of its business plan implementation; or

      o the Company curtails, reorganizes, discontinues or shuts down its operations.

      Although the Company is actively seeking additional financing, there can be no assurance that the Company will be able to raise sufficient debt, equity or other capital on acceptable terms, if at all. If the Company is unable to obtain adequate funds, the Company may not be able to continue to operate its network, respond to competitive pressures or fund its operations. As a result, the Company may be required to significantly reduce, reorganize, discontinue or shut down its operations. These financial statements do not include any adjustments that might result from this uncertainty.

3.    Stockholders' Equity

      In the first quarter of 2000, the Company recorded non-cash compensation expense of $870,000 relating to the vesting of stock options held by members of the Company's former advisory board. The advisory board was dissolved in the first quarter of 2000. As a result, the remaining 294,316 unvested stock options held by the advisory board members were cancelled and the unamortized deferred compensation balance of $4,163,000 related to unvested stock options held by advisory board members was reclassified against additional paid-in capital. The 85,604 vested stock options held by members of the Company's former advisory board were exercised during the second quarter of 2000.

      In January 2001, the Company exercised its repurchase right for 1,288,566 shares of common stock at $.001875 per share, representing the remaining unvested shares from one of the Company's founding shareholders who had terminated his employment. The shares were subsequently cancelled and $322,142, or $0.25 per share, was reclassified from deferred compensation to additional paid-in capital and common stock. The Company's remaining deferred compensation balance of $2,802,000 at June 30, 2001, relating to stock options and restricted stock held by employees and directors, is being amortized over the respective remaining vesting periods.

4.    Restructurings

      In December 2000, the Company initiated a new business plan strategy designed to conserve its capital, reduce its losses and extend its cash resources into the fourth quarter of 2001. This strategy included the following actions: 1) further network expansion was curtailed; 2) network connections to certain central offices were suspended; 3) certain facilities were vacated and consolidated; 4) operating expenses were reduced; and 5) headcount was reduced by approximately 140 employees. These actions resulted in a restructuring charge of approximately $3,542,000.

      In March, 2001, the Company re-evaluated its restructuring reserve and booked an increase in the reserve of approximately $831,000, which was primarily related to delays in subleasing its vacated facilities and additional costs pertaining to its suspended central offices.

      In June, 2001, the Company further re-evaluated its business plans and determined that additional actions were necessary to further reduce its operating losses, cash burn rate and total funding requirements. These actions included: 1) further reductions in operating expenses; 2) closure of approximately 100 non-active and 250 active central offices; and 3) an additional reduction-in-force of approximately 90 employees. These actions resulted in additional restructuring charges approximating $32,503,000. Included in this amount are: 1) approximately $272,000 relating to severance expenses for the 90 employees; 2) approximately $26,078,000 for the costs associated with the Company's decision to close certain central offices, which includes approximately $2,545,000 relating to termination and equipment removal fees and approximately $23,533,000 in write off of fixed assets; 3) approximately $1,641,000 for additional estimated costs resulting from delays and expected losses in subleasing vacated office space located in Santa Cruz, California; Atlanta, Georgia; Milford, Connecticut; and Chantilly, Virginia; 4) $1,356,000 for write down of additional equipment no longer in use; and 5) $3,155,000 for impairments of goodwill. The goodwill impairment analysis was accomplished by comparing the carrying value of the assets with the expected future net cash flows generated over the remaining useful life of the assets. Since the carrying value was less than the expected future net cash flows, the goodwill was reduced to the net present value of the expected future net cash flows. Of this amount, $2,124,000 related to a reduction in the goodwill for the Company's acquisition of Tycho Networks, Inc. ("Tycho") and $1,031,000 related to a reduction in the goodwill for the Company's acquisition of Trusted Net Media Holdings, LLC ("Trusted Net"). These changes in goodwill resulted in decreases in monthly amortization expense from approximately $56,800 to approximately $5,000 for Tycho, and from approximately $43,500 to approximately $20,600 for Trusted Net.

      The following table depicts the components of the restructuring reserve provisions and charges from December 2000 through June 2001, and the remaining reserve balances at June 30, 2001:

                                            RESTRUCTURING RESERVE PROVISIONS
                                   -----------------------------------------------------     CHARGES     REMAINING
                                    DECEMBER,      MARCH,         JUNE,                    AGAINST THE   RESERVE AT
                                      2000          2001          2001          TOTAL        RESERVE    JUNE 30, 2001
                                   -----------   -----------   -----------   -----------   -----------   -----------
Severance                          $   448,000   $      --     $   272,000   $   720,000   $   648,000   $    72,000


Facility leases                      1,078,000       391,000     1,641,000     3,110,000       847,000     2,263,000


Central office termination fees        600,000          --       1,125,000     1,725,000        88,000     1,637,000


Central office equipment removal          --            --       1,420,000     1,420,000          --       1,420,000


Fixed asset write-down               1,416,000       440,000    24,890,000    26,746,000    26,746,000          --


Goodwill write-down                       --            --       3,155,000     3,155,000     3,155,000          --

                                   -----------   -----------   -----------   -----------   -----------   -----------
     Total                         $ 3,542,000   $   831,000   $32,503,000   $36,876,000   $31,484,000   $ 5,392,000
                                   ===========   ===========   ===========   ===========   ===========   ===========

      The restructuring reserve provisions for the six months ended June 30, 2001 included $28,000,000 in network and operations expenses, $5,298,000 in general and administrative expenses, and $36,000 in sales and marketing expenses on the consolidated statements of operations. The remaining reserve balance of $5,392,000 is included in the Company's accrued liabilities at June 30, 2001.

5.    Acquisitions

      On April 3, 2000, the Company acquired certain assets and liabilities of Trusted Net. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The approximate net purchase price of $2,500,000, excluding transaction costs, consisted of cash payments at closing of approximately $2,097,000; amounts due to Trusted Net after the closing of approximately $350,000; and net liabilities assumed of approximately $53,000. In addition, the Company incurred transaction costs associated with the acquisition of approximately $150,000. The purchase price, including the net liabilities assumed, of $2,650,000 was recorded as goodwill and was amortized on a straight-line basis over its estimated useful life of five years. Due to the Company's restructuring efforts, in June 2001, the Company reevaluated goodwill for Trusted Net based on the expected gross future net cash flows. As a result of the carrying value being less than the expected gross future net cash flows, the goodwill was reduced by $1,031,000 to its net present value of future net cash flows of approximately $925,000 and is being amortized on a straight-line basis over the remaining estimated useful life. The results of the acquired operations of Trusted Net have been included in the consolidated results of the Company from the date of acquisition.

      On May 26, 2000, the Company acquired Vector Internet Services, Inc. ("VISI"), an Internet solution provider based in Minneapolis, Minnesota. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The approximate net purchase price of $19,969,000, excluding transaction costs, consisted of cash payments at closing of approximately $8,800,000; amounts due to selling stockholders after the closing of approximately $2,200,000; common stock valued at $2,315,000; and the assumption of VISI employee stock options, which were valued at $6,654,000. In addition, the Company incurred transaction costs associated with the acquisition of approximately $452,000.

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

      In December 2000, the Company announced that it would be participating in the Covad Communications ("Covad") Safety Net program. The program provides customers of certain Internet Service Providers ("ISP's"), whose underlying DSL connection is provided by Covad, an opportunity to maintain their DSL service while switching ISP's. The program is available to customers of financially distressed ISP's who feel their current ISP can no longer adequately provide service to them. Under the program, Covad makes referrals to DSL.net for a fee and subsequently assists with migrating the customer's service to DSL.net. During the first half of 2001, the Company acquired approximately 1,100 customer lines referred by Covad under the Covad Safety Net program, for aggregate fees of approximately $690,000. These customer line acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the customer lines acquired based on their estimated fair values at the date of acquisition. This amount is being amortized on a straight-line basis over the expected customer relationships, which is estimated to be two years.

      On December 1, 2000, the Company acquired certain assets of Exario Networks, Inc. ("Exario"). The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair values at the date of acquisition. The approximate net purchase price of $4,463,000, excluding transaction costs, consisted of cash payments at closing of approximately $2,902,000 and amounts due to Exario after the closing of approximately $1,561,000

(the "Holdback Amount"). In addition, the Company incurred transaction costs associated with the acquisition of approximately $100,000.

      The purchase consideration for the assets acquired from Exario was allocated based on the fair values of such assets, approximately as follows: net assets acquired, $57,000; and Exario customer base, $4,506,000. The customer base was valued based on the expected future net cash flows from customers discounted back to the present value taking into account the expected life cycle of the customer relationships.

      On April 26, 2001, the Company gave notice to Exario of its intent to pursue an indemnity claim against the Holdback Amount in accordance with the provisions of the Asset Purchase Agreement, dated as of December 1, 2000, between Exario and the Company. The claim, originally estimated at $1,458,000 and subsequently modified to a final settlement amount of $1,415,000, related primarily to a request by the Company for reimbursement of the purchase price paid for those certain customer lines acquired from Exario that were on the NorthPoint Communications' network, which ceased operations during the first half of 2001.

      During the first quarter of 2001, the Company reduced the estimated useful life of the Exario customer lines, originally estimated at four years, to two years and accordingly is amortizing the cost of those customer lines on a straight-line basis over two years. This change resulted in an increase in the monthly amortization expense from approximately $94,000 to approximately $188,000.

      In June, 2001, the Company reduced the value of the intangibles related to the Exario customer base by approximately $1,415,000 to $3,091,000. This reduction related primarily to the customers who were formerly served by NorthPoint Communications and who were the subject of the Company's settled indemnity claim. As a result of the reduction in the value of the customer base, the associated monthly amortization expense decreased from approximately $188,000 to approximately $129,000.

      During the second quarter ended June 30, 2001, the Company entered into agreements with Covad and Zyan Communications, Inc., a California-based ISP which had filed for bankruptcy protection ("Zyan"), affording the Company the right to acquire up to 4,800 Zyan customer lines whose wholesale circuit connections were being supported by Covad. Ultimately, the Company was able to contract for service with and acquire approximately 2,800 former Zyan customers, for a purchase price of approximately $1,467,000. In accordance with the Covad agreement, the anticipated purchase price for these Zyan lines was escrowed at closing and restricted as of June 30, 2001. These Zyan customer line acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to customer lines acquired based on their estimated fair values at the date of acquisition. This amount is being amortized on a straight-line basis over the expected customer relationships, which is estimated to be two years.

      The following table sets forth the unaudited pro forma consolidated financial information of the Company, giving effect to the acquisition of VISI, the acquisition of certain assets of Exario, the acquisition of end users under the Covad Safety Net program, and the acquisition of certain former Zyan customers pursuant to the Zyan/Covad transactions summarized above, as if the transactions occurred at the beginning of the periods presented. Inclusion of Trusted Net's results would not materially change the reported pro forma results:

                                                                      Six Months Ended June 30,
                                                                ----------------------------------
                                                                     2000                2001
                                                                --------------      --------------
Pro forma revenue                                               $   15,578,126      $   22,851,676
Pro forma operating loss                                        $  (48,972,451)     $  (81,984,748)
Pro forma net loss applicable to common stock                   $  (45,078,451)     $  (81,356,748)
Pro forma net loss per share, basic and diluted                 $        (0.77)     $        (1.28)
Shares used in computing pro forma net loss per share               58,712,909           63,561,430

      The pro forma results are not necessarily indicative of the actual results of operations that would have been obtained had the acquisitions taken place at the beginning of the respective periods or the results that may occur in the future.

6.    Debt

      In May 1999, the Company entered into a secured credit facility (the "Credit Facility") with a bank to provide up to $5,000,000 for the purchase of telecommunications and office equipment and vehicles. The Credit Facility expired in May 2000 and converted to a term loan payable over 36 months. The Credit Facility bears interest on outstanding borrowings at 1% over the higher of the bank's prime rate or the federal funds rate plus 0.5%. As of December 31, 2000 and June 30, 2001, amounts outstanding under this line of credit bore interest at annual rates of 10.5% and 8%, respectively. The Credit Facility is secured by a lien on certain equipment and vehicles owned by the Company located at its principal office, and imposes certain financial and other covenants requiring the Company to maintain certain financial ratios and limits new indebtedness, the creation of liens, types of investments, mergers, consolidations and the transfer of all or substantially all of the Company's assets. As of December 31, 2000, there was approximately $3,545,000 outstanding on this term loan. Financing costs associated with the Credit Facility of approximately $83,900 were deferred over the four-year life of the facility and term loan. Amortization expense related to the deferred costs for the quarters ended June 30, 2000 and 2001 was approximately $5,200 in each quarter.

      In April 2001, the Company and the bank amended the term loan. The financial covenants relating to the maintenance of certain financial ratios were eliminated in their entirety, the maturity date of the loan was accelerated to August 1, 2001 and certain certificates of deposit equal to the outstanding loan amount were pledged as additional collateral. As of June 30, 2001, the Company's outstanding loan balance was approximately $1,956,000.

7.    Contingencies

      In certain markets where the Company has not deployed its own DSL equipment, the Company utilizes local DSL facilities from wholesale providers in order to provide service to its end-user customers. These wholesale providers may terminate their service with little or no notice. One of these providers, Covad Communications Group, has announced its plan to file a pre-negotiated plan of reorganization and voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. While Covad has announced that it expects to continue with its current operations and business plan without adverse impact on its customers, there can be no assurances that it will be able to do so. The failure of Covad or any of our wholesale providers to provide acceptable service could have a material adverse effect on the Company's operations.

8.    Subsequent Events

      In July 2001, the Company exercised its repurchase right for 249,937 shares of common stock at $.001875 per share, representing the remaining unvested shares from one of the Company's founding shareholders who had terminated his employment. The shares were subsequently cancelled and $62,813, or $0.251315 per share, was reclassified from deferred compensation to additional paid-in capital and common stock.

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

      We have incurred operating losses and net losses for each month since our formation. For the periods ended December 31, 2000 and June 30, 2001, we have experienced net cash outflows from operating and investing activities. Our cash available to fund operations had declined from $72,324,000 at December 31, 2000 to $25,720,000 at June 30, 2001. As of December 31, 2000 and June 30, 2001, we
had accumulated deficits of approximately $132,943,000 and $215,739,000, respectively.

RESULTS OF OPERATIONS

      REVENUE. Revenue increased to approximately $19,170,000 for the six months ended June 30, 2001 from approximately $4,910,000 for the six months ended June 30, 2000. Revenue for the three months ended June 30, 2001 was approximately $10,348,000, compared to approximately $3,506,000 for the three months ended June 30, 2000. These increases for both periods were primarily attributable to the increased number of customers subscribing to our services and contributions from acquired businesses. We currently expect revenue to increase in future periods as we continue our sales and marketing efforts and introduce additional services.

      NETWORK AND OPERATIONS. Network and operations expenses increased to approximately $61,046,000 for the six months ended June 30, 2001 from approximately $24,505,000 for the six months ended June 30, 2000. Network and operations expenses for the three months ended June 30, 2001 were approximately $44,017,000 compared to approximately $15,234,000 for the three months ended June 30, 2000. The significant increases in total network and operations expenses for both periods were primarily attributed to non-recurring restructuring charges of approximately $28,000,000 and $27,560,000, for the six and three months ended June 30, 2001, respectively (see "non-recurring charges" discussed below). Other contributors to this increases for both periods included increased telecommunication costs and central office facilities costs and increased equipment maintenance expense. These increases resulted primarily from the expansion of our network and the increased number of customers subscribing to our services.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses were approximately $16,058,000 and $8,928,000 for the six months ended June 30, 2001 and 2000, respectively. General and administrative expenses were approximately $10,502,000 for the three months ended June 30, 2001 compared to approximately $4,643,000 for the three months ended June 30, 2000. The increases in general and administrative expenses for both periods were primarily attributable to non-recurring restructuring charges of approximately $5,298,000 and $4,907,000 for the six and three months ended June 30, 2001, respectively (see "non-recurring charges" discussed below). Other contributors to these increases included increases in personnel and professional services costs and increases in bad debt expenses due to increased sales.

      SALES AND MARKETING. Sales and marketing expenses were approximately $9,474,000 and $13,320,000 for the six months ended June 30, 2001 and 2000, respectively. Sales and marketing expenses for the three months ended June 30, 2001 were approximately $4,293,000 compared to approximately $8,063,000 for the three months ended June 30, 2000. Decreases in recruiting costs, office expenses, salaries and wages, and travel and entertainment expenses resulting from our restructuring announced in December 2000 and decreases in advertising expense and professional services resulted in the decreases in these expenses.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were approximately $16,016,000 and $7,677,000 for the six months ended June 30, 2001 and 2000, respectively. Depreciation and amortization expenses were approximately $7,806,000 for the three months ended June 30, 2001, compared to approximately $5,235,000 for the three months ended June 30, 2000. Depreciation and amortization expense included depreciation relating to network and operations of approximately $10,665,000 and $5,295,000 for the six and three month periods ended June 30, 2001, respectively, as compared to $5,834,000 and $3,942,000 for the six and three months ended June 30, 2000, respectively. These increases in depreciation and amortization expenses resulted from increased capital expenditures in connection with expansion of our network and facilities. Also included in depreciation and amortization expenses were depreciation and amortization relating to general and administrative expenses of approximately $5,351,000 and $2,511,000 for the six and three month periods ended June 30, 2001, respectively, as compared to $1,843,000 and $1,293,000 for the six and three months ended June 30, 2000, respectively. This expense increased as a result of the increased amortization of goodwill and other intangible assets related to acquisitions.

      STOCK COMPENSATION. We incurred stock compensation expenses of approximately $797,000 and $2,193,000 for the six months ended June 30, 2001 and 2000, respectively, and $422,000 and $665,000 for the three months ended June 30, 2001 and 2000, respectively. These expenses consisted of charges and amortization related to stock options and restricted stock granted to our employees, directors and advisors.

      INTEREST EXPENSE (INCOME) NET. For the six months ended June 30, 2001, net interest income of approximately $630,000 included approximately $1,435,000 of interest income which was partially offset by approximately $805,000 of interest expense. Net interest income of approximately $101,000 for the three months ended June 30, 2001 included approximately $475,000 of interest income which was partially offset by approximately $374,000 of interest expense. For the six months ended June 30, 2000, net interest income approximated $3,894,000 and included approximately $4,193,000 of interest income which was partially offset by approximately $299,000 of interest expense. Net interest income of approximately $2,372,000 for the three months ended June 30, 2000 included approximately $2,571,000 of interest income which was partially offset by approximately $199,000 of interest expense. The decreases in interest income in the three and six months ended June 30, 2001 when compared to the three and six months ended June 30, 2000 were primarily due to decreases in our cash and investment balances resulting from the cash used in our operations and investment activities related to our network and facilities expansion. The increases in interest expense were related to increased debt, primarily attributable to new capital lease obligations and other financing arrangements.

      RESTRUCTURING CHARGES. In December 2000, we initiated a new business plan strategy designed to conserve our capital, reduce our losses and extend our cash resources into the fourth quarter of 2001. This strategy included the following actions: 1) further network expansion was curtailed; 2) network connections to certain central offices were suspended; 3) certain facilities were vacated and consolidated; 4) operating expenses were reduced; and 5) headcount was reduced by approximately 140 employees. These actions resulted in a restructuring charge of approximately $3,542,000.

      In March, 2001, we re-evaluated our restructuring reserve and booked an increase in the reserve of approximately $831,000, which was primarily related to delays in subleasing our vacated facilities and additional costs pertaining to our suspended central offices.

      In June, 2001, we further re-evaluated our business plans and determined that additional actions were necessary to further reduce our operating losses, cash burn rate and total funding requirements. These actions included: 1) further reductions in operating expenses; 2) closure of approximately 100 non-active and 250 active central offices; and 3) an additional reduction-in-force of approximately 90 employees. These actions resulted in additional restructuring charges approximating $32,503,000. Included in this amount are: 1) approximately $272,000 relating to severance expenses for the 90 employees; 2) approximately $26,078,000 for the costs associated with the our decision to close certain central offices, which includes approximately $2,545,000 relating to termination and equipment removal fees and approximately $23,533,000 in write off of fixed assets; 3) approximately $1,641,000 for additional estimated costs resulting from delays and expected losses in subleasing vacated office space located in Santa Cruz, California; Atlanta, Georgia; Milford, Connecticut; and Chantilly, Virginia; 4) $1,356,000 for write down of additional equipment no longer in use; and 5) $3,155,000 for impairments of goodwill. The goodwill impairment analysis was accomplished by comparing the carrying value of the assets with the expected future net cash flows generated over the remaining useful life of the assets. Since the carrying value was less than the expected future net cash flows, the goodwill was reduced to the net present value of expected future net cash flows. Of this amount, $2,124,000 related to a reduction in the goodwill for the Company's acquisition of Tycho and $1,031,000 related to a reduction in the goodwill for the Company's acquisition of Trusted Net. These changes in goodwill resulted in decreases in monthly amortization expense from approximately $56,800 to approximately $5,000 for Tycho, and from approximately $43,500 to approximately $20,600 for Trusted Net.

      The estimated monthly savings during the remainder of 2001 resulting from the restructuring actions taken in June 2001 are $1,200,000 to $1,400,000 in operating income savings, and between $600,000 and $700,000 in cash savings, partially offset by the $2,500,000 in collocation termination and equipment removal costs.

      The restructuring reserve provisions for the six months ended June 30, 2001 included $28,000,000 in network and operations expenses, $5,298,000 in general and administrative expenses, and $36,000 in sales and marketing expenses on the consolidated statements of operations. The remaining reserve balance of $5,392,000 is included in the Company's accrued liabilities at June 30, 2001.

      NET LOSS. Net loss was approximately $82,796,000 and $45,625,000 for the six months ended June 30, 2001 and 2000, respectively, and $56,169,000 and $27,287,000 for the three months ended June 30, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our capital expenditures and operations primarily with the proceeds from stock issuances and borrowings, including equipment lease financings. As of June 30, 2001, we had cash, cash equivalents and restricted cash of approximately $29,653,000 and working capital of approximately $1,008,000.

      Net cash provided by financing activities for the six months ended June 30, 2001 was approximately $36,000. This cash primarily resulted from the sale of our capital stock. Cash used by financing activities for the six months ended June 30, 2001, of approximately $3,196,000, was principally used for principal payments under the Company's term loan and capital lease obligations. We have used, and intend to continue using, proceeds from our financings primarily to implement our business plan and for working capital and general corporate purposes. We have also used, and may in the future use, a portion of such proceeds to acquire complementary businesses or assets.

      In May 1999, the Company entered into a secured credit facility (the "Credit Facility") with a bank to provide up to $5,000,000 for the purchase of telecommunications and office equipment and vehicles. The Credit Facility expired in May 2000 and converted to a term loan payable over 36 months. The Credit Facility bears interest on outstanding borrowings at 1% over the higher of the bank's prime rate or the federal funds rate plus 0.5%. As of December 31, 2000 and June 30, 2001, amounts outstanding under this line of credit bore interest at annual rates of 10.5% and 8.0%, respectively. The Credit Facility is secured by a lien on certain equipment and vehicles owned by the Company located at its principal office, and imposes certain financial and other covenants requiring the Company to maintain certain financial ratios and limits new indebtedness, the creation of liens, types of investments, mergers, consolidations and the transfer of all or substantially all of the Company's assets. As of December 31, 2000, there was approximately $3,545,000 outstanding on this term loan.

      In April 2001, the Company renegotiated the term loan. The financial covenants relating to the maintenance of certain financial ratios were eliminated in their entirety, the maturity date of the loan was accelerated to August 1, 2001 and certain certificates of deposit equal to the outstanding loan amount were pledged as additional collateral. The outstanding loan balance will become due and payable in four installments. As of June 30, 2001, there was approximately $1,956,000 outstanding on this term loan.

      In March 1999, we entered into a 36-month lease facility to finance the purchase of up to an aggregate of $2,000,000 of equipment. At June 30, 2000 and 2001, approximately $1,448,000 and approximately $873,000, respectively, was outstanding under this lease facility. Amounts financed under this lease facility bear an interest rate of 8% or 9%, depending on the type of equipment, and are secured by the financed equipment.

      In July 2000, we entered into a 48-month lease agreement with an equipment vendor to finance the purchase of network equipment. We have leased approximately $8,900,000 under this agreement. Amounts financed under this agreement bear an interest rate of 12% and are secured by the financed equipment. In addition, during 1999 and 2000, we purchased and assumed through acquisition certain equipment and computer software under other capital leases, which are being repaid over periods ranging from 24 months to

60 months at rates ranging from 7.5% to 15%. In the aggregate, there was approximately $10,477,000 and approximately $8,981,000 outstanding under capital leases at December 31, 2000 and June 30, 2001, respectively.

      As a result of the development of our operating infrastructure and recent acquisitions, we have entered into certain long-term agreements providing for fixed payments. Under our facility operating leases, minimum office facility operating lease payments are approximately $4,048,000 in 2001, approximately $ 3,554,000 in 2002, approximately $2,583,000 in 2003, approximately $1,589,000 in
2004 and approximately $577,000 in 2005. In addition, under agreements with two long distance carriers providing for data transmission services, minimum payments are approximately $7,879,000 in 2001, approximately $9,605,000 in 2002, approximately $9,279,000 in 2003, and approximately $4,400,000 in 2004. As part of our restructurings in December 2000 and June 2001, we vacated certain office space in Milford, Connecticut; Chantilly, Virginia; and in Santa Cruz, California. We are currently seeking to sublease these spaces. If we are successful, the fixed payments associated with facility operating leases described above will decrease. We may not be able to sublease these facilities for lease rates that will cover our lease payments, or at all.

      For the six months ended June 30, 2001, the net cash used in our operating activities was approximately $37,511,000. This cash was used for a variety of operating expenses, including salaries, network operations, sales, marketing and promotional activities, consulting and legal expenses, and overhead expenses.

      Net cash used in investing activities for the six months ended June 30, 2001 was approximately $5,933,000. Of this amount, approximately $3,421,000 was used for the purchase of equipment, approximately $2,690,000 was used to acquire customer lines, and approximately $178,000 was a decrease in restricted cash.

      The development and expansion of our business requires significant capital expenditures. Capital expenditures, including collocation fees, were approximately $46,500,000 and approximately $3,421,000 for the six months ended June 30, 2000 and 2001, respectively. The actual amounts and timing of our future capital expenditures will vary depending on the speed at which we expand and implement our network and implement service for our customers. As a result of our decision to delay further deployment of our network, our planned capital expenditures for 2001 are currently expected to be primarily for the purchase and installation at our customers' sites of the equipment necessary for us to provide our services, as well as for the continued development of our network and operational support systems and for the acquisition of customer lines. We currently anticipate spending approximately $4,000,000 to $7,000,000 for capital expenditures during the balance of 2001. The actual amounts and timing of our capital expenditures could differ materially both in amount and timing from our current plans.

      We expect our operating losses, net operating cash outflows and capital expenditures to continue during 2001. Our independent accountants have noted in their report on the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which has been filed with the Securities and Exchange Commission, that our sustained operating losses raise substantial doubt about our ability to continue as a going concern. We believe that our existing cash and short-term investments and cash generated from operations will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements into the fourth quarter of 2001. We intend to use these cash resources to finance our capital expenditures and for working capital and other general corporate purposes. We may also use a portion of these cash resources to acquire complementary businesses or other assets. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including the rate of market acceptance of our services and revenue growth, planned capital expenditures, cash generated from operations and improvements in operating productivity.

      Additional financing will be required during 2001. Our operations have not generated, and are not expected to generate during the remainder of 2001, sufficient cash to finance our requirements. As a result, we need to raise financing through some combination of borrowings, leasing, vendor financing and the sale of equity or debt securities. Our capital requirements may vary based upon the timing and the success of implementation of our business plan or if:

      o demand for our services or our cash flow from operations is less than or more than expected;

      o our development plans or projections change or prove to be inaccurate;

      o    we make acquisitions;

      o    we alter the schedule or targets of our business plan implementation;
           or

      o    we curtail, reorganize, discontinue or shut down our operations.

      Although the Company is actively seeking additional financing, there can be no assurance that the Company will be able to raise sufficient debt, equity or other capital on acceptable terms, if at all. If the Company is unable to obtain adequate funds, the Company may not be able to continue to operate its network, respond to competitive pressures or fund its operations. As a result, the Company may be required to significantly reduce, reorganize, discontinue or shut down its operations. These financial statements do not include any adjustments that might result from this uncertainty.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires companies to account for acquisitions entered into after June 30, 2001 using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be recorded separately from goodwill. This criterion is to be applied to business combinations completed after June 30, 2001. SFAS No. 142 sets forth the accounting for goodwill and intangible assets after the completion of a business acquisition. Goodwill will no longer be amortized, but rather, tested for impairment by comparing the asset's fair value to its carrying value. SFAS No. 142 is effective January 1, 2002. Management is in the process of analyzing and assessing the impact of the adoption of these statements.

FORWARD LOOKING STATEMENTS

      This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements contained in this report, which are not historical facts, may be deemed to contain forward-looking statements. These statements relate to future events or our future financial performance, and are identified by terminology such as "may," "might," "will," "should," "expect," "scheduled," "plan," "intend," "anticipate," "believe," "estimate," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include those described under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2000, which has been filed with the Securities and Exchange Commission, and those described under "Additional Risk Factors" in this Quarterly Report on Form 10-Q. The risks and uncertainties include, among other things, (i) fluctuations in our quarterly operating results, which could adversely effect the price of our common stock; (ii) our unproven business model, which may not be successful; (iii) our ability to execute our business plan in a timely manner to generate the forecasted financial and operating results, which may not be achieved if our sales force is not able to generate sufficient sales to customers or if we are not able to install and commence service for customers in a timely manner; (iv) our need for additional funds during 2001, which may not be available on acceptable terms or at all, which could adversely impact our ability to implement our business plan and continue as a going concern, and which has resulted in our independent accountants including a "going concern" qualification in their audit report on our 2000 financial statements; (v) risks associated with the possible removal of DSL.net's common stock from the Nasdaq national market, which removal could adversely impact the pricing and trading of DSL.net's common stock; (vi) risks associated with acquisitions, including difficulties in identifying and completing acquisitions, integrating acquired businesses or assets and realizing the revenue, earnings or synergies anticipated from any acquisitions; (vii) the challenges relating to the timely installation of service for customers, including our dependence on traditional telephone companies to provide acceptable telephone lines in a timely manner; (viii) our dependence on wholesale DSL providers to provide us with local DSL facilities in areas where we have not deployed our own DSL equipment; (ix) the need for us to achieve sustained market acceptance of our services at desired pricing levels; (x) competition; (xi) our extremely limited operating history, which makes it difficult to evaluate our business and prospects; (xii) the difficulty of predicting the new and rapidly evolving high-speed data communications industry;
(xiii) our ability to negotiate, enter into and renew interconnection and collocation agreements with traditional telephone companies; (xiv) regulatory, legislative, and judicial developments, which could adversely affect the way we operate our business; and (xv) our ability to recruit and retain qualified personnel, establish the necessary infrastructure to support our business, and manage the growth of our operations. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation, and disclaim any obligation, to update or revise the information contained in this report, whether as a result of new information, future events or circumstances or otherwise.

ADDITIONAL RISK FACTORS

      In addition to the information set forth under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2000, which has been filed with the Securities and Exchange Commission, existing and prospective investors should carefully consider the following risks, together with all other information included in this report. If any of the following risks actually occurs, our business, financial condition, results of operations and prospects would likely suffer materially. As a result, the trading price of our common stock may decline, and investors could lose all or part of their investment in DSL.net.

                    ADDITIONAL RISKS RELATING TO OUR BUSINESS

WE HAVE INCURRED LOSSES AND HAVE EXPERIENCED NEGATIVE OPERATING CASH FLOW TO DATE AND EXPECT OUR LOSSES AND NEGATIVE OPERATING CASH FLOW TO CONTINUE

      We have incurred significant losses and experienced negative operating cash flow for each month since our formation. We expect to continue to incur significant losses and negative operating cash flow for the foreseeable future. If our revenue does not grow as expected or capital and operating expenditures exceed our plans, our business, prospects, financial condition and results of operations will be materially adversely affected. As of December 31, 2000 and June 30, 2001, we had accumulated deficits of approximately $132,943,000 and $215,739,000, respectively. We cannot be certain if or when we will be profitable or if or when we will generate positive operating cash flow. Our independent accountants have noted in their report that our sustained operating losses raise substantial doubt about our ability to continue as a going concern.

WE MUST OBTAIN ADDITIONAL FINANCING IN 2001 IF WE ARE TO CONTINUE OPERATING OUR BUSINESS

      Additional financing will be required during 2001. We expect our operating losses, net operating cash outflows and capital expenditures to continue during 2001. Our independent accountants have noted in their report that our sustained operating losses raise substantial doubt about our ability to continue as a going concern. We believe that our existing cash and short-term investments and cash generated from operations will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements into the fourth quarter of 2001. We do not believe that our operations alone will generate sufficient cash to finance our requirements. As a result, we need to raise financing through some combination of borrowings, leasing, vendor financing and the sale of equity or debt securities. Our capital requirements may vary based upon the timing and the success of implementation of our business plan or if:

      o demand for our services or our cash flow from operations is less than or more than expected;

      o our development plans or projections change or prove to be inaccurate;

      o    we make acquisitions;

      o    we alter the schedule or targets of our business plan implementation;
           or

      o    we curtail, reorganize, discontinue or shut down our operations.

      To date, we have not been able to secure sufficient additional financing to address our capital needs. We cannot assure you that we will be able to raise sufficient debt or equity capital on terms that we consider acceptable, if at all. If we are unable to obtain adequate funds, we may not be able to continue to operate our network, respond to competitive pressures or fund our operations. As a result, we may be required to significantly reduce, reorganize, discontinue or shut down our operations. We continue to seek additional financing and to evaluate our alternatives in the event we are unable to obtain sufficient additional financing in a timely manner.

OUR BUSINESS MODEL IS UNPROVEN, AND MAY NOT BE SUCCESSFUL

      We do not know whether our business model and strategy will be successful. If the assumptions underlying our business model are not valid or we are unable to implement our business plan, achieve the predicted level of market penetration or obtain the desired level of pricing of our services for sustained periods, our business, prospects, financial condition and results of operations could be materially adversely affected. We have adopted a different strategy than certain other broadband ISPs and DSL providers. We focus on selling directly to small and medium sized businesses. Our unproven business model makes it difficult to predict the extent to which our services will achieve market acceptance. It is possible that our efforts will not result in significant market penetration, favorable operating results or profitability.

WE DEPEND ON WHOLESALE DSL PROVIDERS, SOME OF WHOM ARE COMPETITORS, TO PROVIDE US WITH LOCAL DSL FACILITES IN AREAS WHERE WE HAVE NOT DEPLOYED OUR OWN DSL EQUIPMENT

      In markets where we have not deployed our own local DSL equipment, we utilize local DSL facilities from wholesale providers, including Covad, in order to provide service to our end-user customers. In these cases, we are dependent upon these wholesale carriers to provide, or arrange the provision of, the equipment and on-site wiring required to provide local DSL services to our end-user customers, as well as to provide and maintain the local DSL line. In general, these carriers may terminate the service they provide to us with little or no notice. These carriers may not continue to provide us with acceptable local DSL services for our customers on the scale, at the price levels and within the time frames we require, or at all. If we are unable to obtain acceptable DSL services from these wholesale carriers or they terminate the service they provide us, we may be required to install our own equipment in a central office and provide and install new equipment for our customers, or arrange for another wholesale carrier to do so. Obtaining space and provisioning equipment in a new central office is a lengthy and costly process. We cannot assure you that we, or another carrier with whom we work, would be able to obtain the space required in a central office on a cost effective basis, if at all, or that we could provide DSL services to such customers on a timely basis. Our failure to install and provide services to customers on a timely basis, or the disruption in the services provided to our customers, would likely result in the loss of many, if not all, of the customers in the affected locations, and could result in claims brought by these customers against us. This could have a material adverse effect on our competitive position, business, results of operations, financial position and prospects.

      Certain wholesale DSL providers with whom we work offer services that compete with ours, or have other customers whose services compete with ours. Such competing interests may affect the ability or willingness of these providers to provide us with acceptable services on acceptable terms. In addition, certain of these providers are relatively young companies that are facing substantial operational and financial challenges. Covad Communications Group has announced its plan to file a pre-negotiated plan of reorganization and voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. While Covad has announced that it expects to continue with its current operations and business plan without adverse impact on its customers, there can be no assurances that it will be able to do so. The operational success and abilities of our wholesale carriers to operate and expand their businesses could materially affect our business. The failure of any of these companies could cause us to lose customers and revenue, expose us to claims and otherwise have a material adverse effect on our competitive position, business, results of operations, financial position and prospects.

           ADDITIONAL RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET, WHICH MAY HAVE A MATERIAL ADVERSE IMPACT ON THE PRICING AND TRADING OF OUR COMMON STOCK

      On July 19, 2001, the Nasdaq Stock Market, Inc. ("Nasdaq") notified the Company that it has failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days as required by Marketplace Rule 4450(a)(5) (the "Rule"). The Company has been provided 90 calendar days, or until October 17, 2001, to regain compliance with this Rule. If at anytime before October 17, 2001, the bid price of the Company's Common Stock on the Nasdaq National Market ("National Market") is a least $1.00 for a minimum of 10 consecutive trading days, Nasdaq Staff will determine if the Company is in compliance with the Rule. However, if the Company is unable to demonstrate compliance with the Rule on or before October 17, 2001, Nasdaq Staff will provide the Company with written notification that its Common Stock will be delisted from the National Market. At that time, the Company may appeal the decision to a Nasdaq Listing Qualifications Panel ("Nasdaq Panel"). If our appeal is denied by the Nasdaq Panel we may seek to have our Common Stock listed on the Nasdaq Small Cap Market. If the price of the Company's Common Stock remains less than $1.00 per share, it cannot be assured that Nasdaq will list our stock on the Nasdaq Small Cap Market. If our Common Stock is not listed on the Nasdaq Small Cap Market, we will seek to have our Common Stock listed on the Nasdaq Over-the-Counter Bulletin Board. If our Common Stock is delisted by Nasdaq, it will become more difficult to trade or to obtain accurate and timely quotations to trade our Common Stock. Furthermore, any delisting of our Common Stock could depress our stock price or result in a decline in the trading market for our stock.

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

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      DSL.net's Annual Meeting of Stockholders was held on May 23, 2001. Holders of an aggregate of 64,779,468 shares of DSL.net Common Stock at the close of business on April 19, 2001 were entitled to vote at the Meeting. At such Meeting, the Company's stockholders voted as follows:

      PROPOSAL 1. To elect two members of the board of directors to serve for three terms as Class I directors, each such director to serve for such term or until his respective successor has been duly elected and qualified, or until his earlier death, resignation or removal.

                               Total Vote for       Total Vote Withheld
          Director Name         Each Nominee        from Each Nominee
          -----------------     -------------       -----------------

          William Seifert       56,712,506          152,657

          Paul K. Sun           56,696,404          168,759

     No other persons were nominated, or received votes, for election as directors of DSL.net at the 2001 Annual Meeting of Stockholders. Messrs. Robert Gilbertson, William J. Marshall, James D. Marver and David F. Struwas each continued their respective terms of office after the 2001 Annual Meeting of Stockholders.

           PROPOSAL 2. To ratify the selection of the firm of PricewaterhouseCoopers LLP as auditors for the fiscal year ending December 31, 2001.

          Total Vote for          Total Vote Against        Abstentions from
            Proposal 2                Proposal 2               Proposal 2
            ----------                ----------               ----------

            56,655,589                  95,993                   113,581

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


                                                DSL.NET, INC.



                                                By:/s/ WALTER KEISCH
                                                  -----------------------
                                                  Walter Keisch
                                                  Vice President, Finance


Date:   August 14, 2001

                                  EXHIBIT INDEX
                                  -------------


      EXHIBIT
      NO.                              EXHIBIT
      ---                              -------

      11.01   Statement of Computation of Basic and Diluted Net Loss Per Share