Form 10-Q
period 2001-09-30
DSL NET INC
filed 2001-11-14
CIK 1085866

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------
                                    FORM 10-Q
                              ---------------------

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2001

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 000-27525


                                  DSL.NET, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                                     06-1510312
     -------------------------------                      ----------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)


          545 Long Wharf Drive
         New Haven, Connecticut                                 06511
 ----------------------------------------                     ----------
 (Address of principal executive offices)                     (Zip Code)


                                 (203) 772-1000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X      No
                                  -----      -----

     As of November 9, 2001, the registrant had 64,763,709 shares of Common Stock outstanding.
================================================================================

                                  DSL.NET, INC.
                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
                         PART I - FINANCIAL INFORMATION


Item 1.   Consolidated Financial Statements ...................................3

             Consolidated Balance Sheets at September 30, 2001
               (unaudited) and December 31, 2000...............................3

             Consolidated Statements of Operations (unaudited)for the
               three and nine months ended September 30, 2000 and 2001.........4

             Consolidated Statements of Cash Flows (unaudited)
               for the nine months ended September 30, 2000 and 2001...........5

             Notes to Consolidated Financial Statements........................6


Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................12


Item 3.   Quantitative and Qualitative Disclosures about Market Risk..........19




                           PART II - OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds...........................20

Item 5.   Other Information...................................................20

Item 6.   Exhibits and Reports on Form 8-K....................................20

Signature ....................................................................21

Exhibit Index ................................................................22

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                  DSL.NET, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  December 31,      September 30,
                                                                      2000              2001
                                     ASSETS                       ------------      ------------
Current assets:
   Cash                                                           $ 72,324,000      $ 10,352,000
   Restricted cash                                                   4,111,000           381,000
   Accounts receivable (net of allowances of $1,353,000 and
     $3,721,000, respectively)                                       3,695,000         5,476,000
   Prepaid expenses and other current assets                         2,446,000         1,988,000
                                                                  ------------      ------------
   Total current assets                                             82,576,000        18,197,000
Fixed assets (net of accumulated depreciation and
   amortization of $18,711,000 and $25,617,000, respectively)       83,272,000        40,891,000
Goodwill and other intangible assets (net of accumulated
   amortization of $4,242,000 and $8,561,000, respectively)         26,629,000        16,626,000
Other assets                                                         2,329,000         1,095,000
                                                                  ------------      ------------
     Total assets                                                 $194,806,000      $ 76,809,000
                                                                  ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $ 13,186,000      $  4,877,000
   Accrued salaries                                                  1,578,000           926,000
   Accrued liabilities                                              14,157,000        12,932,000
   Deferred revenue                                                  2,354,000         3,979,000
   Current portion of capital leases payable                         3,037,000         2,938,000
   Current portion of term loan payable                              1,502,000              --
                                                                  ------------      ------------
     Total current liabilities                                      35,814,000        25,652,000
Capital leases payable                                               7,440,000         5,234,000
Term loan payable                                                    2,135,000              --
                                                                  ------------      ------------
   Total liabilities                                                45,389,000        30,886,000
                                                                  ------------      ------------
Commitments and contingencies

Stockholders' equity:
Common stock, $0.0005 par value; 200,000,000 shares
   authorized; 66,002,808 and 64,763,705 shares issued and
   outstanding, respectively                                            33,000            32,000
Additional paid-in capital                                         286,258,000       285,613,000
Deferred compensation                                               (3,931,000)       (2,072,000)
Accumulated deficit                                               (132,943,000)     (237,650,000)
                                                                  ------------      ------------
   Total stockholders' equity                                      149,417,000        45,923,000
                                                                  ------------      ------------
Total liabilities and stockholders' equity                        $194,806,000      $ 76,809,000
                                                                  ============      ============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  DSL.NET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                                 ------------------------------      ------------------------------
                                                                     2000              2001              2000              2001
                                                                 ------------      ------------      ------------      ------------

Revenue                                                          $  5,764,000      $ 11,724,000      $ 10,674,000      $ 30,894,000
                                                                 ------------      ------------      ------------      ------------
Operating expenses:
    Network and operations (including $82,000, $37,000,
        $340,000 and $171,000 of stock compensation,
        respectively)                                              19,033,000        19,191,000        43,540,000        80,237,000
    General and administrative (including $173,000, $111,000,
        $1,590,000 and $339,000 of stock compensation,
        respectively)                                               4,949,000         5,389,000        13,875,000        21,447,000
    Sales and marketing (including $232,000, $221,000,
        $749,000 and $656,000 of stock compensation,
        respectively)                                               7,128,000         2,688,000        20,447,000        12,161,000

    Depreciation and amortization                                   6,218,000         6,354,000        13,895,000        22,370,000
                                                                 ------------      ------------      ------------      ------------
    Total operating expenses                                       37,328,000        33,622,000        91,757,000       136,215,000
                                                                 ------------      ------------      ------------      ------------
Operating loss                                                    (31,564,000)      (21,898,000)      (81,083,000)     (105,321,000)
                                                                 ------------      ------------      ------------      ------------
Interest income, net                                               (1,335,000)          (18,000)       (5,228,000)         (648,000)

Other expense,  net                                                     2,000            32,000             1,000            34,000
                                                                 ------------      ------------      ------------      ------------
    Net loss                                                     $(30,231,000)     $(21,912,000)     $(75,856,000)    $(104,707,000)
                                                                 ============      ============      ============      ============

Net loss per share - basic and diluted                           $      (0.48)     $      (0.34)     $      (1.27)     $      (1.64)
                                                                 ============      ============      ============      ============

Shares used in computing net loss per share                        62,373,498        64,136,948        59,784,516        63,755,377
                                                                 ============      ============      ============      ============











                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                  DSL.NET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                        ----------------------------------
                                                                             2000                2001
                                                                        --------------      --------------
Cash flows from operating activities:
   Net loss                                                             $  (75,856,000)     $ (104,707,000)

   Reconciliation of net loss to net cash provided by (used in)
   operating activities:
       Depreciation and amortization                                        13,895,000          22,370,000
       Bad debt expense                                                        194,000           2,473,000
       Sales discounts                                                          90,000           1,026,000
       Amortization of deferred debt issuance costs                             44,000              77,000
       Stock compensation expense                                            2,679,000           1,166,000
       Restructuring charge for write-down of fixed assets                        --            29,781,000
       Restructuring charge for impairment write-down of goodwill                 --             3,955,000
       Loss on sale of fixed assets                                               --               112,000
       Write-off of equipment                                                     --               174,000
       (Increase)/decrease in other assets                                  (1,061,000)          1,234,000
       Net changes in current assets and liabilities:
           (Increase) in accounts receivable                                (2,443,000)         (5,281,000)
           (Increase)/decrease in prepaid and other current assets            (169,000)            819,000
           Increase/(decrease) in accounts payable                           5,415,000          (8,309,000)
           Increase/(decrease) in accrued salaries                           1,046,000            (652,000)
           Increase in accrued expenses                                      4,531,000             586,000
           Increase in deferred revenue                                        383,000           1,625,000
                                                                        --------------      --------------
               Net cash used in operating activities                       (51,252,000)        (53,551,000)
                                                                        --------------      --------------
Cash flows from investing activities:
       Purchases of property and equipment                                 (51,981,000)         (4,573,000)
       Proceeds from sales of property and equipment                              --               144,000
       Sale of marketable securities                                        11,242,000                --
       Acquisitions of businesses and customer lines                       (10,646,000)         (1,797,000)
       Other investments                                                      (500,000)               --
       (Increase)/decrease in restricted cash                               (2,178,000)          3,730,000
                                                                        --------------      --------------
               Net cash used in investing activities                       (54,063,000)         (2,496,000)
                                                                        --------------      --------------
Cash flows from financing activities:
       Proceeds from equipment credit facility                               2,922,000                --
       Proceeds from common stock issuance                                 142,305,000              46,000
       Proceeds from equipment notes and leases                                484,000                --
       Principal payments under notes and capital lease obligations         (1,807,000)         (5,971,000)
                                                                        --------------      --------------
               Net cash provided by/(used in) financing activities         143,904,000          (5,925,000)
                                                                        --------------      --------------
Net increase/(decrease) in cash and cash equivalents                        38,589,000         (61,972,000)
Cash and cash equivalents at beginning of period                            65,575,000          72,324,000
                                                                        --------------      --------------
Cash and cash equivalents at end of period                              $  104,164,000      $   10,352,000
                                                                        ==============      ==============

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
           OF THESE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

1.   Summary of Significant Accounting Policies
     ------------------------------------------
A.   Basis of Presentation

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates. Certain prior period amounts have been reclassified to conform with the 2001 presentation. The financial statements at September 30, 2001 and for the three and nine months ended September 30, 2000 and 2001 are unaudited, but include all adjustments (consisting only of normal recurring adjustments and restructuring and impairment adjustments) that the Company considers necessary for a fair presentation of financial position and operating results. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for any future periods.

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

B.   Adoption of SAB No. 101

     Revenue and network and operations expenses for the three and nine months ended September 30, 2000 have been restated to reflect a reduction of approximately $97,000 and $710,000, respectively, resulting from implementation of SEC Staff Accounting Bulletin ("SAB") No. 101. The adoption of SAB No. 101 had no impact on net income.

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

2.   Liquidity
     ---------
     As reflected in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company incurred operating losses approximating $112,484,000 and negative operating cash flows approximating $74,986,000 during the year ended December 31, 2000. During the nine months ended September 30, 2001, the Company incurred operating losses approximating $105,321,000 and negative operating cash flows approximating $53,551,000. These operating losses and negative operating cash flows have been financed primarily by proceeds from equity issuances. The Company had accumulated deficits approximating $132,943,000 at December 31, 2000 and approximating $237,650,000 at September 30, 2001.

     The Company expects its operating losses, net operating cash outflows and capital expenditures to continue through the remainder of 2001 and into 2002. The Company's independent accountants have noted in their report on the Company's audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which has been filed with the Securities and Exchange Commission, that the Company's sustained operating losses raise substantial doubt about its ability to continue as a going concern. On November 14, 2001, the Company entered into a Series X Convertible Preferred Stock Purchase Agreement (the "Purchase Agreement") with several private investment funds affiliated with VantagePoint Venture Partners (collectively "VantagePoint") for the purchase of up to 20,000 shares of convertible preferred stock at $1,000 per share (see note 8, Subsequent Events). Pursuant to the Purchase Agreement, the Company received $6 million on November 14, 2001 from the sale of 6,000 shares of convertible preferred stock and VantagePoint has agreed to purchase an additional 4,000 and 5,000 shares in subsequent closings on or after December 10, 2001 and February 28, 2002, respectively, provided that such additional investments will be made only if requested on or before June 30, 2002 by either (i) a majority of the Company's directors who are not affiliated with VantagePoint or (ii) a majority-in-interest of VantagePoint, and only if the Company is then in compliance with its business plan and certain other conditions. In addition, VantagePoint may elect to purchase up to an additional 5,000 shares of Series X Convertible Preferred Stock at the subsequent closings. The Company believes that its existing cash and short-term investments, cash expected to be generated from operations, and financing from the investment under the above described Purchase Agreement (the "VantagePoint Investment"), assuming that the second and third installments are completed, will be sufficient to fund its operating losses, capital expenditures, lease payments and working capital requirements into the third quarter of 2002, at which point the Company expects that it will achieve cash flow positive status based on its current business plans and projections. The Company intends to use these cash resources to finance its capital expenditures and for working capital and other general corporate purposes. The Company may also use a portion of these cash resources to acquire complementary businesses or other assets. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including the rate of market acceptance of the Company's services, revenue growth, planned capital expenditures, cash generated from operations, and improvements in operating productivity, as well as the completion of the second and third installments of the VantagePoint Investment.

     If the second and third installments of the VantagePoint Investment are not completed, additional financing will be required during 2001 or the first quarter of 2002. The Company's operations have not generated, and are not expected to generate during the remainder of 2001, sufficient cash to finance its requirements. As a result, the Company would need to raise additional financing through some combination of borrowings, leasing, vendor financing and the sale of equity or debt securities. These capital requirements may vary based upon the timing and the success of implementation of the Company's business plan or if:

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

     In the event, that the proposed VantagePoint Investment is not completed or is insufficient to fund the Company's capital needs, there can be no assurance that the Company will be able to raise sufficient additional debt, equity or other capital on acceptable terms, if at all. If the Company is unable to obtain adequate funds, the Company may not be able to continue to operate its network, respond to competitive pressures or fund its operations. As a result, the Company may be required to significantly reduce, reorganize, discontinue or shut down its operations. These financial statements do not include any adjustments that might result from this uncertainty.

3.   Stockholders' Equity
     --------------------
     In the first quarter of 2000, the Company recorded non-cash compensation expense of $870,000 relating to the vesting of stock options held by members of the Company's former advisory board. The advisory board was dissolved in the first quarter of 2000. As a result, the remaining 294,316 unvested stock options held by the advisory board members were cancelled and the unamortized deferred compensation balance of $4,163,000 related to unvested stock options held by advisory board members was reclassified against additional paid-in capital. The 85,604 vested stock options held by members of the Company's former advisory board were exercised during the second quarter of 2000.

     In January 2001, the Company exercised its repurchase right for 1,288,566 shares of common stock at $.001875 per share, representing the remaining unvested shares from one of the Company's founding shareholders who had terminated his employment. The shares were subsequently cancelled and $322,142, or $0.2513 per share, was reclassified from deferred compensation to additional paid-in capital and common stock.

     In July 2001, the Company exercised its repurchase right for 249,937 shares of common stock at $.001875 per share, representing the remaining unvested shares from one of the Company's founding shareholders who had terminated his employment. The shares were subsequently cancelled and $62,809 or $0.2513 per share, was reclassified from deferred compensation to additional paid-in capital and common stock.

     The Company's remaining deferred compensation balance of approximately $2,072,000 at September 30, 2001, relating to stock options and restricted stock held by employees and directors, is being amortized over the respective remaining vesting periods.

4.   Restructurings and Impairments
     ------------------------------
     In December 2000, the Company initiated a new business plan strategy designed to conserve its capital, reduce its losses and extend its cash resources into the fourth quarter of 2001. This strategy included the following actions: 1) further network expansion was curtailed; 2) network connections to certain central offices were suspended; 3) certain facilities were vacated and consolidated; 4) operating expenses were reduced; and 5) headcount was reduced by approximately 140 employees. These actions resulted in a restructuring charge of approximately $3,542,000.

     In March, 2001, the Company re-evaluated its restructuring reserve and booked an increase in the reserve of approximately $831,000, which was primarily related to delays in subleasing its vacated facilities and additional costs pertaining to its suspended central offices.

     In June, 2001, the Company further re-evaluated its business plans and determined that additional actions were necessary to further reduce its operating losses, cash burn rate and total funding requirements. These actions included: 1) further reductions in operating expenses; 2) closure of approximately 100 non-active and 250 active central offices; and 3) an additional reduction-in-force of approximately 90 employees. These actions resulted in additional restructuring charges approximating $32,503,000. Included in this amount are: 1) approximately $272,000 relating to severance expenses for the 90 employees; 2) approximately $26,078,000 for the costs associated with the Company's decision to close certain central offices, which includes approximately $2,545,000 relating to termination and equipment removal fees and approximately $23,533,000 in write off of fixed assets; 3) approximately $1,641,000 for additional estimated costs resulting from delays and expected losses in subleasing vacated office space located in Santa Cruz, California; Atlanta, Georgia; Milford, Connecticut; and Chantilly, Virginia; 4) $1,356,000 for write down of additional equipment no longer in use; and 5) $3,155,000 for impairments of goodwill. The goodwill impairment analysis was accomplished by comparing the carrying value of the assets with the expected future net cash flows generated over the remaining useful life of the assets. Since the carrying value was more than the expected future net cash flows, the goodwill was reduced to the net present value of the expected future net cash flows. Of this amount, $2,124,000 related to a reduction in the goodwill for the Company's acquisition of Tycho Networks, Inc. ("Tycho") and $1,031,000 related to a reduction in the goodwill for the Company's acquisition of certain assets of Trusted Net Media Holdings, LLC ("Trusted Net"). These changes in goodwill resulted in decreases in monthly amortization expense from approximately $56,800 to approximately $5,000 for Tycho, and from approximately $43,500 to approximately $20,600 for Trusted Net.

     During the third quarter 2001, due to limited available financing for the Company's operations and other factors, the Company again re-evaluated its business plans and determined that additional actions were necessary to further reduce its operating losses, cash burn rate and total funding requirements. These actions included: 1) further reductions in operating expenses; 2) closure of the Tycho and Trusted Net facilities in Santa Cruz, CA and Marietta, GA, respectively; and 3) decision not to install equipment from previously closed central offices in 100 new central offices. These actions resulted in additional restructuring and impairment charges approximating $4,749,000. Included in this amount are increases of: 1) approximately $4,451,000 relating to the write off of equipment; 2) approximately $376,000 for additional estimated costs relating to the delays and losses in subleasing vacated office space located in Santa Cruz, California and Milford, Connecticut; 3) approximately $246,000 in additional costs for equipment removal fees associated with the Company's previous decision to close certain central offices; and 4) approximately $800,000 for impairments of goodwill. These increases in the restructuring reserve were partially offset by a reduction of approximately $1,124,000 in previously reserved amounts relating to estimated termination fees associated with the Company's previous decision to close certain central offices, as the Company was successful in negotiating significantly reduced fees at many of the closed central office locations. The goodwill impairment analysis was accomplished by comparing the carrying value of the assets with the expected future net cash flows generated over the remaining useful life of the assets. As a result of this analysis, expected future net cash flows were determined to be insignificant and, as the carrying value was more than these expected future net cash flows, the balance of goodwill was written off. Of this amount, approximately $170,000 related to a reduction in the goodwill for the Company's acquisition of Tycho and approximately $630,000 related to a reduction in the goodwill for the Company's acquisition of certain assets of Trusted Net.

     The following table depicts the components of the restructuring reserve provisions and charges from December 2000 through September 2001, and the remaining reserve balances at September 30, 2001:

                      RESTRUCTURING RESERVE AND IMPAIRMENTS
                              (TABLE IN THOUSANDS)

                                                                                                     REMAINING
                                   ----------------------------------------------------   CHARGES     RESERVE
                                     DEC.       MAR.       JUN.       SEPT.             AGAINST THE  AT SEPT.
                                     2000       2001       2001       2001       TOTAL    RESERVE    30, 2001
                                   --------   --------   --------   --------   --------   --------   --------
Severance                          $    448   $   --     $    272   $   --     $    720   $    705   $     15
Facility leases                       1,078        391      1,641        376      3,486      2,058      1,428
Central office termination fees         600       --        1,125     (1,124)       601        501        100
Central office equipment removal       --         --        1,420        246      1,666      1,324        342
Fixed asset write-down                1,416        440     24,890      4,451     31,197     31,197       --
Goodwill write-down                    --         --        3,155        800      3,955      3,955       --
                                   --------   --------   --------   --------   --------   --------   --------
    Total                          $  3,542   $    831   $ 32,503   $  4,749   $ 41,625   $ 39,740   $  1,885
                                   ========   ========   ========   ========   ========   ========   ========

     The restructuring reserve provisions for the nine months ended September 30, 2001 included approximately $31,573,000 in network and operations expenses, approximately $6,474,000 in general and administrative expenses, and approximately $36,000 in sales and marketing expenses on the consolidated statements of operations. The remaining reserve balance of approximately $1,885,000 is included in the Company's accrued liabilities at September 30, 2001.

5.   Acquisitions
     ------------
     On April 3, 2000, the Company acquired certain assets and liabilities of Trusted Net. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The approximate net purchase price of $2,500,000, excluding transaction costs, consisted of cash payments at closing of approximately $2,097,000; amounts due to Trusted Net after the closing of approximately $350,000; and net liabilities assumed of approximately $53,000. In addition, the Company incurred transaction costs associated with the acquisition of approximately $150,000. The purchase price, including the net liabilities assumed, of $2,650,000 was recorded as goodwill and was amortized on a straight-line basis over its estimated useful life of five years. In June 2001, in conjunction with the Company's restructuring efforts, the Company reevaluated the Trusted Net goodwill for impairment. Since the carrying value of the goodwill was more than Trusted Net's expected future net cash flows, the goodwill was reduced by $1,031,000 to the present value of the future net cash flows of approximately $925,000. In September 2001, the Company again re-evaluated the Trusted Net goodwill for impairment and determined that the estimated future net cash flows were insignificant and the remaining balance of goodwill of approximately $864,000, partially offset by proceeds of $234,000 from sales of certain customer lines which had been acquired from Trusted Net, was written off. The results of the acquired operations of Trusted Net have been included in the consolidated results of the Company from the date of acquisition.

     On May 26, 2000, the Company acquired Vector Internet Services, Inc. ("VISI"), an Internet solutions provider based in Minneapolis, Minnesota. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The approximate net purchase price of $19,969,000, excluding transaction costs, consisted of cash payments at closing of approximately $8,800,000; amounts due to selling stockholders after the closing of approximately $2,200,000; common stock valued at $2,315,000; and the assumption of VISI employee stock options, which were valued at $6,654,000. In addition, the Company incurred transaction costs associated with the acquisition of approximately $452,000.

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

     In December 2000, the Company announced that it would be participating in the Covad Communications ("Covad") Safety Net program. The program provides customers of certain Internet Service Providers ("ISP's"), whose underlying DSL connection is provided by Covad, an opportunity to maintain their DSL service while switching ISP's. The program is available to customers of financially distressed ISP's who feel their current ISP can no longer adequately provide service to them. Under the program, Covad makes referrals to DSL.net for a fee and subsequently assists with migrating the customer's service to DSL.net. During the nine months ended September 30, 2001, the Company acquired approximately 1,100 customer lines referred by Covad under the Covad Safety Net program, for aggregate fees of approximately $696,000. These customer line acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the customer lines acquired based on their estimated fair values at the date of acquisition. This amount is being amortized on a straight-line basis over the expected customer relationships, which is estimated to be two years.

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

     The purchase consideration for the assets acquired from Exario, was allocated based on the fair values of such assets, approximately as follows: net assets acquired, $57,000; and Exario customer base, $4,506,000.

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

     In June 2001, the Company reduced the value of the intangibles related to the Exario customer base by approximately $1,415,000 to $3,091,000. In September 2001, the value of the intangibles related to the Exario customer base was further reduced to $3,001,000. These reductions related primarily to the customers who were formerly served by NorthPoint Communications and who were the subject of the Company's settled indemnity claim. As a result of the reductions in the value of the customer base, the associated monthly amortization expense decreased from approximately $188,000 to approximately $125,000.

     During the quarter ended June 30, 2001, the Company entered into agreements with Covad and Zyan Communications, Inc., a California-based ISP which had filed for bankruptcy protection ("Zyan"), affording the Company the right to acquire up to 4,800 Zyan customer lines whose wholesale circuit connections were being supported by Covad. In accordance with the Covad agreement, the anticipated purchase price of $1,467,000 for these Zyan lines was escrowed at closing and restricted as of June 30, 2001. Ultimately, the Company was able to contract for service with and acquire approximately 2,800 former Zyan customers, for a purchase price of approximately $1,075,000 and as of September 30, 2001 there were no amounts remaining in escrow. These Zyan customer line acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to customer lines acquired based on their estimated fair values at the date of acquisition. This amount is being amortized on a straight-line basis over the expected customer relationships, which is estimated to be two years.

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

                                                                       PRO FORMA
                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                             ------------------------------
                                                                 2000             2001
                                                             -------------    -------------
     Pro forma revenue                                       $  22,360,000    $  34,747,000
     Pro forma operating loss                                $ (76,024,000)   $(102,490,000)
     Pro forma net loss applicable to common stock           $ (70,797,000)   $(103,217,000)
     Pro forma net loss per share, basic and diluted         $       (1.18)   $       (1.62)

     Shares used in computing pro forma net loss per share      59,943,936       63,755,377

     The pro forma results are not necessarily indicative of the actual results of operations that would have been obtained had the acquisitions taken place at the beginning of the respective periods or the results that may occur in the future.

6.   Debt
     ----
     In May 1999, the Company entered into a secured credit facility (the "Credit Facility") with a bank to provide up to $5,000,000 for the purchase of telecommunications and office equipment and vehicles. The Credit Facility expired in May 2000 and converted to a term loan payable over 36 months. The Credit Facility bore interest on outstanding borrowings at 1% over the higher of the bank's prime rate or the federal funds rate plus 0.5%. As of December 31, 2000 and July 31 2001, amounts outstanding under this line of credit bore interest at annual rates of 10.5% and 7.75%, respectively. The Credit Facility was secured by a lien on certain equipment and vehicles owned by the Company located at its principal office, and imposed certain financial and other covenants requiring the Company to maintain certain financial ratios and limited new indebtedness, the creation of liens, types of investments, mergers, consolidations and the transfer of all or substantially all of the Company's assets. As of December 31, 2000, there was approximately $3,545,000 outstanding on this term loan. Final payment on the term loan was made in August of 2001. Financing costs associated with the Credit Facility of approximately $83,900 were deferred over the four-year life of the facility and term loan. Amortization expense related to the deferred costs for the quarters ended September 30, 2000 and 2001 was approximately $5,200 and approximately $1,700, respectively.

     In April 2001, the Company and the bank amended the term loan. The financial covenants relating to the maintenance of certain financial ratios were eliminated in their entirety, the maturity date of the loan was accelerated to August 1, 2001 and certain certificates of deposit equal to the outstanding loan amount were pledged as additional collateral. On August 1, 2001, the Company settled its outstanding loan obligation in full and approximately $37,000 in unamortized deferred costs were written off.

7.   Contingencies
     -------------
     In certain markets where the Company has not deployed its own DSL equipment, the Company utilizes local DSL facilities from wholesale providers in order to provide service to its end-user customers. These wholesale providers may terminate their service with little or no notice. One of these providers, Covad Communications Group, has filed a pre-negotiated plan of reorganization and voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. While Covad has announced that it expects to continue with its current operations and business plan without adverse impact on its customers, there can be no assurances that it will be able to do so. The failure of Covad or any of our wholesale providers to provide acceptable service could have a material adverse effect on the Company's operations.

8.   Subsequent Events
     -----------------
     On November 14, 2001, the Company entered into the Purchase Agreement with VantagePoint relating to the sale and purchase of up to an aggregate of 20,000 shares of mandatorily redeemable Series X Convertible Preferred Stock (the "Series X Preferred Stock") of the Company at a purchase price of $1,000 per share. Pursuant to the Purchase Agreement, on November 14, 2001, the Company sold an aggregate of 6,000 shares of Series X Preferred Stock to VantagePoint for an aggregate purchase price of $6,000,000. As a result, together with approximately 21,956,063 shares of common stock beneficially owned by VantagePoint and based on an aggregate of 64,763,709 shares of common stock outstanding as of November 9, 2001, VantagePoint would beneficially own approximately 56% of the outstanding shares of capital stock of the Company, assuming all of the Series X Preferred Stock purchased by VantagePoint were converted into Common Stock. VantagePoint has agreed to purchase an additional 4,000, and 5,000 shares of Series X Preferred Stock in subsequent closings occurring on or after December 10, 2001 and February 28, 2002, respectively. In the case of each subsequent closing, the additional investment may be requested on or before June 30, 2002 either by (i) a majority of the Company's directors who are unaffiliated with VantagePoint or (ii) a majority-in-interest of VantagePoint, and only if the Company is then in compliance with its business plan, and certain other conditions. In addition, VantagePoint may elect to purchase up to an additional 5,000 shares of Series X Preferred Stock at the subsequent closings.

     The Series X Preferred Stockholders are entitled to receive cumulative dividends of $120.00 per share per annum when and as declared by the Board of Directors. All such dividends shall accrue monthly and shall be payable in cash, except in the case of the conversion of the Series X Preferred Stock into common stock, in which case such dividends may be paid, at the sole option of the Company, in shares of common stock. Notwithstanding the foregoing, accrued but unpaid dividends are payable upon the earliest to occur of (i) the liquidation, dissolution, winding up or change in control (as described generally below) of the Company, (ii) the conversion of the Series X Preferred Stock into common stock and (iii) the redemption of the Series X Preferred Stock.

     In the event of the liquidation, dissolution or winding up of the Company, the Series X Preferred Stockholders shall be entitled to $1,000 per share plus all unpaid accrued dividends (whether or not declared). Remaining assets, if any, shall be distributed to the holders of Series X Preferred Stock and common stock on a pro rata basis assuming full conversion of all such Series X Preferred Stock. Unless a majority of the holders of the then outstanding Series X Preferred Stock elect otherwise, (i) an acquisition, merger or consolidation which results in a majority ownership change or (ii) the sale of all or substantially all of the assets of the Company (i.e., a "change in control") shall be deemed to be a liquidation of the Company.

     At the option of the Series X Preferred Stockholders, each share of Series X Preferred Stock may be converted into approximately 5,555.55 shares of common stock, which shall be adjusted for certain subsequent dilutive issuances and stock splits. The Series X Preferred Stock shall automatically convert into common stock upon the close of business on the date on which the closing sale price of the Company's common stock on the Nasdaq Stock Market has exceeded $2.00 per share (as adjusted for any stock splits, stock dividends, recapitalizations or the like) for a period of 45 consecutive trading days beginning after May 13, 2002.

     The Series X Preferred Stock shall have voting rights similar to common stock based on the number of shares into which such Series X Preferred Stock is initially convertible. So long as at least 50% of the Series X Preferred Stock issued pursuant to the Purchase Agreement remains outstanding, the Series X Preferred Stockholders shall have the right to elect a majority of the members of the Company's Board of Directors. In addition, so long as least 25% of the Series X Preferred Stock issued pursuant to the Purchase Agreement remains outstanding, the Series X Preferred Stockholders shall have the right to vote as a separate class with respect to the approval of (i) the authorization or issuance, or obligation to issue, any equity-related security having rights, preferences or privileges pari passu with, or senior to the Series X Preferred Stock, (ii) any alteration or change to the rights, preferences or privileges of the Series X Preferred Stock or (iii) any reclassification of the Series X Preferred Stock; provided, however, that notwithstanding the foregoing, in lieu of the approval of the Series X Preferred Stockholders, a majority of the members of the Company's Board of Directors elected by the Series X Preferred Stockholders may approve any of the foregoing actions.

     The Series X Preferred Stock is redeemable at the option of a majority of the then outstanding shares of Series X Preferred Stock at any time on or after January 1, 2005 at a price equal to $1,000 per share plus all unpaid accruing dividends (whether or not declared).

     The Company currently expects that it will account for the Series X Preferred Stock issuance, and any related beneficial conversion features, in accordance with Emerging Issues Task Force ("EITF") 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments". In accordance with EITF 00-27, any non-cash charges calculated related to the beneficial conversion feature will not exceed the aggregate purchase price of the Series X Preferred Stock. The Company is currently evaluating the impact of EITF 00-27, however, it is anticipated that a beneficial conversion feature will be recorded in net loss applicable to common stock.

     On October 15, 2001, the Company reduced its workforce by 84 employees. The Company incurred severance costs of approximately $176,000 in connection with this workforce reduction, which was recognized in October 2001.

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

     We have incurred operating losses and net losses for each month since our formation. For the periods ended December 31, 2000 and September 30, 2001, we have experienced net cash outflows from operating and investing activities. Our cash available to fund operations had declined from approximately $72,324,000 at December 31, 2000 to approximately $10,352,000 at September 30, 2001. As of December 31, 2000 and September 30, 2001, we had accumulated deficits of approximately $132,943,000 and $237,650,000, respectively.

RESULTS OF OPERATIONS

     REVENUE. Revenue for the three months ended September 30, 2001 was approximately $11,724,000, compared to approximately $5,764,000 for the three months ended September 30, 2000. Revenue increased to approximately $30,894,000 for the nine months ended September 30, 2001 from approximately $10,674,000 for the nine months ended September 30, 2000. These increases for both periods were primarily attributable to the increased number of customers subscribing for our services and contributions from acquired businesses. We currently expect revenue to increase in future periods as we continue our sales and marketing efforts and introduce additional services.

     The increase in revenue attributable to contributions from acquired businesses was approximately $2,305,000 and approximately $1,962,000 for the three months ended September 30, 2000 and 2001, respectively. The increase in revenue attributable to contributions from acquired businesses was approximately $3,409,000 and $3,335,000 for the nine months ended September 30, 2000 and 2001, respectively.

     NETWORK AND OPERATIONS. Network and operations expenses for the three months ended September 30, 2001 of approximately $19,191,000 were approximately $158,000 higher than network and operations expenses for the three months ended September 30, 2000 of approximately $19,033,000. The increase was attributable to increased telecommunications expenses approximating $2,134,000 resulting from increased customers subscribing for our services and restructuring charges approximating $3,573,000, which are discussed below, partially offset by decreases resulting from our restructuring and cost containment efforts, in salaries and benefits, property and sales and use taxes, facilities costs, travel and entertainment, professional and consulting services, and other operating expenses approximating $5,549,000. Network and operations expenses increased by approximately $36,697,000 to approximately $80,237,000 for the nine months ended September 30, 2001 from approximately $43,540,000 for the nine months ended September 30, 2000. The increase was attributable to increased telecommunications expenses approximating $16,162,000 resulting from increased customers subscribing for our services and restructuring charges approximating $31,573,000, which are discussed below, partially offset by decreases resulting from our restructuring and cost containment efforts, in salaries and benefits, property and sales and use taxes, facilities costs, travel and entertainment, professional and consulting services, and other operating expenses approximating $11,038,000.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses of approximately $5,389,000 for the three months ended September 30, 2001 were approximately $440,000 higher than general and administrative expenses for the three months ended September 30, 2000 of approximately $4,949,000. The increase was due to increased property and sales and use taxes and insurance expense approximating $549,000 and restructuring charges approximating $1,176,000, which are discussed below, partially offset by decreases resulting from our restructuring and cost containment efforts in salaries and benefits, facilities costs, travel and entertainment, professional and consulting services, and other operating expenses approximating $1,285,000. General and administrative expenses of approximately $21,447,000 for the nine months ended September 30, 2001 were approximately $7,572,000 higher than general and administrative expenses for the nine months ended September 30, 2000 of approximately $13,875,000. The increase was primarily due to increases in salaries and benefits due to increased number of employees, increases in taxes, insurance and bad debt expenses (attributable to increased customers subscribing for our services) approximating $3,103,000 and restructuring charges approximating $6,474,000, which are discussed below, partially offset by decreases resulting from our restructuring and cost containment efforts in facilities costs, travel and entertainment, recruiting, and other operating expenses of approximately $2,005,000.

     Bad debt expenses increased from approximately 1.1% and 1.8% of revenue for the three and nine months ended September 2000, respectively, to approximately 7.9% and 8.0% of revenue for the three and nine months ended September 30, 2001, respectively. The increase in bad debt expense is attributable to an increased customer base, and accounts receivables associated with customer line acquisitions. We anticipate future bad debt expenses to be lower as a percent of revenue than what was experienced during the three and nine months ended September 30, 2001.

     SALES AND MARKETING. Sales and marketing expenses for the three months ended September 30, 2001 of approximately $2,688,000 were approximately $4,440,000 lower than sales and marketing expenses for the three months ended September 30, 2000 of approximately $7,128,000. Sales and marketing expenses of approximately $12,161,000 for the nine months ended September 30, 2001 declined by approximately $8,296,000 compared to the nine months ended September 30, 2000 of approximately $20,447,000. The decreases in sales and marketing expenses for both reporting periods resulted from decreased costs associated with our restructuring and cost containment efforts, primarily in salaries and benefits, travel and entertainment, professional and consulting services, recruiting, office expenses and advertising and marketing expenses.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were approximately $6,354,000 for the three months ended September 30, 2001, compared to approximately $6,218,000 for the three months ended September 30, 2000. Depreciation and amortization expenses were approximately $22,370,000 and $13,895,000 for the nine months ended September 30, 2001 and 2000, respectively. Increases in depreciation and amortization expenses for the three and nine months ended September 30, 2001 and 2000, respectively, resulted from increased capital expenditures associated with the expansion of our network and facilities, partially offset by reduced depreciation and amortization resulting from restructuring write-offs of central office equipment and impairment write-offs of intangible assets taken at June 30, 2001. Depreciation and amortization expense included depreciation relating to network and operations of approximately $4,049,000 and $14,714,000 for the three and nine month periods ended September 30, 2001, respectively, as compared to approximately $4,281,000 and $10,114,000 for the three and nine months ended September 30, 2000, respectively. While depreciation and amortization expenses relating to network and operations for the three months ended September 30, 2001 decreased as compared to the three months ended September 30, 2000 as a result of fixed asset write-offs taken at June 30, 2001 and the curtailment of the expansion of our network, on a nine month basis, depreciation and amortization expenses relating to network operations increased approximately $4,600,000. Also included in depreciation and amortization expenses were depreciation and amortization relating to general and administrative expenses of approximately $2,305,000 and $7,656,000 for the three and nine month periods ended September 30, 2001, respectively, as compared to approximately $1,937,000 and $3,781,000 for the three and nine months ended September 30, 2000, respectively. This expense increased due to increased amortization of goodwill and other intangible assets related to acquisitions, partially offset by reductions resulting from impairment write-offs taken at June 30, 2001.

     STOCK COMPENSATION. We incurred stock compensation expenses of approximately $369,000 and $487,000 for the three months ended September 30, 2001 and 2000, respectively, and approximately $1,166,000 and $2,679,000 for the nine months ended September 30, 2001 and 2000, respectively. These expenses consisted of charges and amortization related to stock options and restricted stock granted to our employees, directors and advisors.

     INTEREST EXPENSE (INCOME) NET. Net interest income of approximately $18,000 for the three months ended September 30, 2001 included approximately $200,000 of interest income, which was partially offset by approximately $182,000 of interest expense. For the nine months ended September 30, 2001, net interest income of approximately $648,000 included approximately $1,635,000 of interest income, which was partially offset by approximately $987,000 of interest expense. Net interest income of approximately $1,335,000 for the three months ended September 30, 2000 included approximately $1,797,000 of interest income, which was partially offset by approximately $462,000 of interest expense. For the nine months ended September 30, 2000, net interest income approximated $5,228,000 and included approximately $5,989,000 of interest income, which was partially offset by approximately $761,000 of interest expense. The decreases in interest income for the three and nine months ended September 30, 2001 as compared to the three and nine months ended September 30, 2000 were primarily due to decreases in our cash and investment balances resulting from the cash used in our operations and investment activities related to our network and facilities expansion. The decrease in interest expense for the three months ended September 30, 2001 compared to the three months ended September 30, 2000, was primarily due to the early pay-off of our term loan described below. The increase in interest expense for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, related to increased average debt outstanding, primarily attributable to new capital lease obligations and other financing arrangements.

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

     In March 2001, we re-evaluated our restructuring reserve and booked an increase in the reserve of approximately $831,000, which was primarily related to delays in subleasing our vacated facilities and additional costs pertaining to our suspended central offices.

     In June 2001, we further re-evaluated our business plans and determined that additional actions were necessary to further reduce our operating losses, cash burn rate and total funding requirements. These actions included: 1) further reductions in operating expenses; 2) closure of approximately 100 non-active and 250 active central offices; and 3) an additional reduction-in-force of approximately 90 employees. These actions resulted in additional restructuring charges approximating $32,503,000. Included in this amount were: 1) approximately $272,000 relating to severance expenses for the 90 employees; 2) approximately $26,078,000 for the costs associated with the our decision to close certain central offices, which included approximately $2,545,000 relating to termination and equipment removal fees and approximately $23,533,000 in write off of fixed assets; 3) approximately $1,641,000 for additional estimated costs resulting from delays and expected losses in subleasing vacated office space located in Santa Cruz, California; Atlanta, Georgia; Milford, Connecticut; and Chantilly, Virginia; 4) $1,356,000 for write down of additional equipment no longer in use; and 5) $3,155,000 for impairments of goodwill. The goodwill impairment analysis was accomplished by comparing the carrying value of the assets with the expected future net cash flows generated over the remaining useful life of the assets. Since the carrying value was more than the expected future net cash flows, the goodwill was reduced to the net present value of expected future net cash flows. Of this amount, $2,124,000 related to a reduction in the goodwill for our acquisition of Tycho and $1,031,000 related to a reduction in the goodwill for our acquisition of certain assets of Trusted Net. These reductions in goodwill resulted in decreases in monthly amortization expense from approximately $56,800 to approximately $5,000 for Tycho, and from approximately $43,500 to approximately $20,600 for Trusted Net.

     During the third quarter of 2001, due to limited availability of financing for the Company's operations and other factors, we again re-evaluated our business plans and determined that additional actions were necessary to further reduce our operating losses, cash burn rate and total funding requirements. These actions included: 1) further reductions in operating expenses; 2) the closing of the Tycho and Trusted Net facilities in Santa Cruz, CA and Marietta, GA, respectively; and 3) the decision not to install equipment from previously closed central offices in 100 new central offices.These actions resulted in additional restructuring and impairment charges approximating $4,749,000. Included in this amount are increases of: 1) approximately $4,451,000 relating to the write off of equipment; 2) approximately $376,000 for additional estimated costs relating to the delays and losses in subleasing vacated office space located in Santa Cruz, California and Milford, Connecticut; 3) approximately $246,000 in additional costs for equipment removal fees associated with the Company's previous decision to close certain central offices; and 4) approximately $800,000 for impairments of goodwill. These increases in the restructuring reserve were partially offset by a reduction of approximately $1,124,000 in previously reserved amounts relating to estimated termination fees associated with the Company's previous decision to close certain central offices, as we were successful in negotiating significantly reduced fees at many of our closed central office locations. The goodwill impairment analysis was accomplished by comparing the carrying value of the assets with the expected future net cash flows generated over the remaining useful life of the assets. As a result of this analysis, expected future net cash flows were determined to be insignificant and, as the carrying value was more than these expected future net cash flows, the balance of goodwill was written off. Of this amount, approximately $170,000 related to a reduction in the goodwill for the Company's acquisition of Tycho and approximately $630,000 related to a reduction in the goodwill for the Company's acquisition of certain assets of Trusted Net .

     The monthly savings during the remainder of 2001 resulting from the restructuring actions taken in 2001 are estimated to be $1,200,000 to $1,500,000 in operating income savings, and between $600,000 and $700,000 in cash savings, partially offset by approximately $442,000 in collocation equipment removal costs.

     The restructuring reserve provisions for the nine months ended September 30, 2001 included approximately $31,573,000 in network and operations expenses, $6,474,000 in general and administrative expenses, and $36,000 in sales and marketing expenses on the consolidated statements of operations. The remaining reserve balance of approximately $1,885,000 is included in the Company's accrued liabilities at September 30, 2001.

     NET LOSS. Net loss was approximately $21,912,000 and $30,231,000 for the three months ended September 30, 2001 and 2000, respectively, and approximately $104,707,000 and $75,856,000 for the nine months ended September 30, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our capital expenditures and operations primarily with the proceeds from stock issuances and borrowings, including equipment lease financings. As of September 30, 2001, we had cash, cash equivalents and restricted cash of approximately $10,733,000 and negative working capital of approximately $7,455,000.

     Cash provided by financing activities for the nine months ended September 30, 2001 was approximately $46,000. This cash primarily resulted from the sale of our capital stock through the exercise of stock options. Cash used by financing activities for the nine months ended September 30, 2001, of approximately $5,971,000, was mainly used for principal payments under the Company's term loan and capital lease obligations. We have used, and intend to continue using, proceeds from our financings primarily to implement our business plan and for working capital and general corporate purposes. We have also used, and may in the future use, a portion of such proceeds to acquire complementary businesses or assets.

     In May 1999, we entered into a secured credit facility (the "Credit Facility") with a bank to provide up to $5,000,000 for the purchase of telecommunications and office equipment and vehicles. The Credit Facility expired in May 2000 and converted to a term loan payable over 36 months. The Credit Facility bore interest on outstanding borrowings at 1% over the higher of the bank's prime rate or the federal funds rate plus 0.5%. As of December 31, 2000 and July 31, 2001, amounts outstanding under this line of credit bore interest at annual rates of 10.5% and 7.75%, respectively. The Credit Facility was secured by a lien on certain equipment and vehicles owned by the Company located at its principal office, and imposed certain financial and other covenants requiring the Company to maintain certain financial ratios and limited new indebtedness, the creation of liens, types of investments, mergers, consolidations and the transfer of all or substantially all of the Company's assets. As of December 31, 2000, there was approximately $3,545,000 outstanding on this term loan.

     In April 2001, we renegotiated the term loan. The financial covenants relating to the maintenance of certain financial ratios were eliminated in their entirety, the maturity date of the loan was accelerated to August 1, 2001 and certain certificates of deposit equal to the outstanding loan amount were pledged as additional collateral. The outstanding loan balance became due and payable in four installments. On August 1, 2001, final payment was made on the term loan and there are no balances outstanding on this loan at September 30, 2001.

     In March 1999, we entered into a 36-month lease facility to finance the purchase of up to an aggregate of $2,000,000 of equipment. At December 31, 2000 and September 30, 2001, approximately $1,168,000 and approximately $721,000, respectively, was outstanding under this lease facility. Amounts financed under this lease facility bear an interest rate of 8% or 9%, depending on the type of equipment, and are secured by the financed equipment.

     In July 2000, we entered into a 48-month lease agreement with an equipment vendor to finance the purchase of network equipment. We have leased approximately $8,900,000 under this agreement. Amounts financed under this agreement bear an interest rate of 12% and are secured by the financed equipment. In addition, during 1999 and 2000, we purchased and assumed through acquisition certain equipment and computer software under other capital leases, which are being repaid over periods ranging from 24 months to 60 months at rates ranging from 7.5% to 15%. In the aggregate, there was approximately $10,477,000 and approximately $8,172,000 outstanding under capital leases at December 31, 2000 and September 30, 2001, respectively.

     As a result of the development of our operating infrastructure and recent acquisitions, we have entered into certain long-term agreements providing for fixed payments. Under our facility operating leases, minimum office facility operating lease payments are approximately $3,835,000 in 2001, approximately $ 2,899,000 in 2002, approximately $1,955,000 in 2003, approximately $1,589,000 in
2004 and approximately $577,000 in 2005. In addition, under agreements with two long distance carriers providing for data transmission services, minimum payments are approximately $8,293,000 in 2001, approximately $10,022,000 in 2002, approximately $9,279,000 in 2003, and approximately $4,400,000 in 2004. As part of our restructuring efforts in December 2000, June 2001 and September 2001, we vacated certain office space in Milford, Connecticut; Chantilly, Virginia; Atlanta, Georgia; and in Santa Cruz, California. Our lease for office space in Atlanta, Georgia, was assigned to a third party and we waived our rights to our deposit of approximately $785,000 and we were released from our lease obligations for the office space in Chantilly, Virginia. We have also entered into a sublease agreement ending December 31, 2002 with two six-month renewal options for our Santa Cruz, California office space. We are currently seeking to sublease our office space in Milford, Connecticut. If we are successful, the fixed payments associated with this facility operating lease will decrease. We may not be able to sublease this office space for lease rates that will cover our lease payments, or at all.

     For the nine months ended September 30, 2001, the net cash used in our operating activities was approximately $53,551,000. This cash was used for a variety of operating expenses, including salaries, network operations, sales, marketing and promotional activities, consulting and legal expenses, and overhead expenses.

     Net cash used in investing activities for the nine months ended September 30, 2001 was approximately $2,496,000. Of this amount, approximately $4,573,000 was used for the purchase of equipment, approximately $1,797,000 was used to acquire customer lines, and approximately $3,730,000 represented a decrease in restricted cash.

     The development and expansion of our business required significant capital expenditures. Capital expenditures, including collocation fees, were approximately $51,981,000 and approximately $4,573,000 for the nine months ended September 30, 2000 and 2001, respectively. The actual amounts and timing of our future capital expenditures will vary depending on the speed at which we expand and implement our network and implement service for our customers. As a result of our decision to delay further deployment of our network, our planned capital expenditures for the remainder of 2001 are currently expected to be primarily for the purchase and installation at our customers' sites of the equipment necessary for us to provide our services, as well as for the continued development of our network and operational support systems and for the acquisition of customer lines. We currently anticipate spending approximately $1,500,000 to $2,000,000 for capital expenditures during the balance of 2001. The actual amounts and timing of our capital expenditures could differ materially both in amount and timing from our current plans.

     We expect our operating losses, net operating cash outflows and capital expenditures to continue through the remainder of 2001 and into 2002. Our independent accountants have noted in their report on our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2000, which has been filed with the Securities and Exchange Commission, that our sustained operating losses raise substantial doubt about our ability to continue as a going concern. On November 14, 2001, we entered into a Series X Convertible Preferred Stock Purchase Agreement (the "Purchase Agreement") with several private investment funds affiliated with VantagePoint Venture Partners (collectively "VantagePoint") for the purchase of up to 20,000 shares of convertible preferred stock at $1,000 per share. Pursuant to the Purchase Agreement, we received $6,000,000 on November 14, 2001 from the sale of 6,000 shares of convertible preferred stock and VantagePoint has agreed to purchase an additional 4,000 and 5,000 shares in subsequent closings on or after December 10, 2001 and February 28, 2002, respectively, provided that such additional investments will only be made if requested on or before June 30, 2002 by either (i) a majority of our directors who are not affiliated with VantagePoint or (ii) a majority-in-interest of VantagePoint, and only if we are in compliance with our business plan and certain other conditions. In addition, VantagePoint may elect to purchase up to an additional 5,000 shares of Series X Convertible Preferred Stock at the subsequent closings. In connection with the sale of the Convertible Preferred Stock, we requested an exception from any potentially applicable Nasdaq Stock Market stockholder approval requirements because we believed that the delay in securing stockholder approval would have seriously jeopardized our financial viability. As required by the Nasdaq Stock Market, our audit committee authorized us to obtain and rely on this Nasdaq exception. The Nasdaq Stock Market granted an exception from all Nasdaq stockholder approval requirements subject to our providing a notice to all of our stockholders regarding the exception, which notice has been provided. We believe that our existing cash and short-term investments, cash expected to be generated from operations, and financing from the investment under the above described Purchase Agreement (the "VantagePoint Investment"), if the second and third installments are completed, will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements into the third quarter of 2002, at which point we expect that we will achieve cash flow positive status, based on our current business plans and projections. We intend to use these cash resources to finance our capital expenditures and for working capital and other general corporate purposes. We may also use a portion of these cash resources to acquire complementary businesses or other assets. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including the rate of market acceptance of our services, revenue growth, planned capital expenditures, cash generated from operations, and improvements in operating productivity.

     If the second and third installments of the VantagePoint Investment are not completed, additional financing will be required during 2001 or the first quarter of 2002. Our operations have not generated, and are not expected to generate during the remainder of 2001, sufficient cash to finance our capital requirements. As a result, we would need to raise additional financing through some combination of borrowings, leasing, vendor financing and the sale of equity or debt securities. These capital requirements may vary based upon the timing and the success of implementation of our business plan or if:

     o demand for our services or our cash flow from operations is less than or more than expected;

     o  development plans or projections change or prove to be inaccurate;

     o  we make acquisitions;

     o  we alter the schedule or targets of our business plan implementation; or


     o  we curtail, reorganize, discontinue or shut down our operations.

     In the event, that the proposed VantagePoint Investment is not completed or is insufficient to meet our capital needs, there can be no assurance that we will be able to raise sufficient additional debt, equity or other capital on acceptable terms, if at all. If we are unable to obtain adequate funds, we may not be able to continue to operate our network, respond to competitive pressures or fund our operations. As a result, we may be required to significantly reduce, reorganize, discontinue or shut down our operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires companies to account for acquisitions entered into after June 30, 2001 using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be recorded separately from goodwill. This criterion is to be applied to business combinations completed after June 30, 2001. SFAS No. 142 sets forth the accounting for goodwill and intangible assets after the completion of a business acquisition. Goodwill will no longer be amortized, but rather, tested for impairment by comparing the asset's fair value to its carrying value. SFAS No. 142 is effective January 1, 2002. Management is in the process of analyzing and assessing the impact of the adoption of these statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 eliminates the requirement for discontinued operations to be measured on a net realizable value basis and future operating losses to be recognized before they occur. Instead, it requires that assets held for sale be valued at the lower of carrying amount or fair value less cost to sell. SFAS 144 extends the reporting requirements for discontinued operations to certain components of an entity. Under the provisions of SFAS No. 144, spin-offs and exchanges of assets held for sale are required to be recorded at the lower of carrying value or fair value and such assets classified as held and used until they are disposed of. Any resultant impairment loss, is required to be recognized when the asset is disposed of. For assets that are grouped when an entity is developing estimates of future cash flows, SFAS No. 144 requires that the remaining useful life of the "primary asset" be used for the entire group. In addition, SFAS No. 144 permits the use of a probability-weighted approach in developing estimates of future cash flows used to test for recoverability and in estimating fair value. The Company will adopt SFAS No. 144 beginning January 1, 2002 and is currently evaluating the impact of the adoption.

FORWARD LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements contained in this report, which are not historical facts, may be deemed to contain forward-looking statements. These statements relate to future events or our future financial performance, and are identified by terminology such as "may," "might," "will," "should," "expect," "scheduled," "plan," "intend," "anticipate," "believe," "estimate," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include those described under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2000, which has been filed with the Securities and Exchange Commission, and those described under "Additional Risk Factors" in this Quarterly Report on Form 10-Q. The risks and uncertainties include, among other things, (i) fluctuations in our quarterly operating results, which could adversely effect the price of our common stock; (ii) our unproven business model, which may not be successful; (iii) our ability to execute our business plan in a timely manner to generate the forecasted financial and operating results, which may not be achieved if our sales force is not able to generate sufficient sales to customers or if we are not able to install and commence service for customers in a timely manner; (iv) the completion of a pending sale of convertible redeemable preferred stock which is subject, in part, to the achievement of certain business objectives over time which may or may not be achieved; (v) even if the VantagePoint investment is completed, our independent accountants may include a "going concern" qualification in their audit report on our financial statements due to the timing of the investment or changing business conditions or operations; (vi) risks associated with the possible removal of DSL.net's common stock from the Nasdaq national market, which removal could adversely impact the pricing and trading of DSL.net's common stock; (vii) risks associated with acquisitions, including difficulties in identifying and completing acquisitions, integrating acquired businesses or assets and realizing the revenue, earnings or synergies anticipated from any acquisitions; (viii) the challenges relating to the timely installation of service for customers, including our dependence on traditional telephone companies to provide acceptable telephone lines in a timely manner; (ix) our dependence on wholesale DSL providers to provide us with local DSL facilities in areas where we have not deployed our own DSL equipment; (x) the need for us to achieve sustained market acceptance of our services at desired pricing levels; (xi) competition; (xii) our extremely limited operating history, which makes it difficult to evaluate our business and prospects; (xiv) the difficulty of predicting the new and rapidly evolving high-speed data communications industry; (xiii) our ability to negotiate, enter into and renew interconnection and collocation agreements with traditional telephone companies; (xv) regulatory, legislative, and judicial developments, which could adversely affect the way we operate our business; and
(xvi) our ability to recruit and retain qualified personnel, establish the necessary infrastructure to support our business, and manage the growth of our operations. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation, and disclaim any obligation, to update or revise the information contained in this report, whether as a result of new information, future events or circumstances or otherwise.

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

                    ADDITIONAL RISKS RELATING TO OUR BUSINESS

WE HAVE INCURRED LOSSES AND HAVE EXPERIENCED NEGATIVE OPERATING CASH FLOW TO DATE AND EXPECT OUR LOSSES AND NEGATIVE OPERATING CASH FLOW TO CONTINUE

     We have incurred significant losses and experienced negative operating cash flow for each month since our formation. We expect to continue to incur significant losses and negative operating cash flow for the foreseeable future. If our revenue does not grow as expected or capital and operating expenditures exceed our plans, our business, prospects, financial condition and results of operations will be materially adversely affected. As of December 31, 2000 and September 30, 2001, we had accumulated deficits of approximately $132,943,000 and $237,650,000, respectively. We cannot be certain if or when we will be profitable or if or when we will generate positive operating cash flow. Our independent accountants have noted in their report that our sustained operating losses raise substantial doubt about our ability to continue as a going concern.

WE MUST COMPLETE OUR PENDING FINANCING OR OBTAIN OTHER FINANCING IF WE ARE TO CONTINUE OPERATING OUR BUSINESS

     We expect our operating losses, net operating cash outflows and capital expenditures to continue through the remainder of 2001 and into 2002. Our independent accountants have noted in their report on our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2000, which has been filed with the Securities and Exchange Commission, that our sustained operating losses raise substantial doubt about our ability to continue as a going concern. On November 14, 2001, we entered into a stock purchase agreement with several private investment funds affiliated with VantagePoint Venture Partners for the purchase of up to 20,000 shares of convertible preferred stock at $1,000 per share. Pursuant to the stock purchase agreement, we received $6,000,000 on November 14, 2001 from the sale of 6,000 shares of convertible preferred stock and VantagePoint has agreed to purchase an additional 4,000 and 5,000 shares, for $4,000,000 and $5,000,000, respectively, in subsequent closings on or after December 10, 2001 and February 28, 2002, respectively, subject to certain conditions, which may or may not be satisfied. In addition, VantagePoint may elect to purchase up to an additional 5,000 shares of preferred stock at the subsequent closings, but is under no obligation to do so. We believe that our existing cash and short-term investments, cash expected to be generated from operations, and the above described financing, if completed, will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements into the third quarter of 2002, at which point we expect that we will achieve cash flow positive status, based on our current business plans and projections. However, there can be no assurance that the conditions necessary for us to receive the second or third installments of the equity investment will be satisfied. If the second and third installments of the equity investment are not completed, additional financing will be required during 2001 or the first quarter of 2002. In addition, even if such installments are completed, there can be no guarantees that they will be sufficient to meet our capital requirements. Our operations have not generated, and are not expected to generate during the remainder of 2001, sufficient cash to finance our requirements. As a result, we would need to raise additional financing through some combination of borrowings, leasing, vendor financing and the sale of equity or debt securities. In the event that the proposed equity investment is not completed or is insufficient to meet our capital needs, there can be no assurance that we will be able to raise sufficient additional debt, equity or other capital on acceptable terms, if at all. If we are unable to obtain adequate funds, we may not be able to continue to operate our network, respond to competitive pressures or fund our operations. As a result, we may be required to significantly reduce, reorganize, discontinue or shut down our operations.

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

WE DEPEND ON WHOLESALE DSL PROVIDERS, SOME OF WHOM ARE COMPETITORS, TO PROVIDE US WITH LOCAL DSL FACILITIES IN AREAS WHERE WE HAVE NOT DEPLOYED OUR OWN DSL EQUIPMENT

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

     Certain wholesale DSL providers with whom we work offer services that compete with ours, or have other customers whose services compete with ours. Such competing interests may affect the ability or willingness of these providers to provide us with acceptable services on acceptable terms. In addition, certain of these providers are relatively young companies that are facing substantial operational and financial challenges. Covad Communications Group has filed a pre-negotiated plan of reorganization and voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. While Covad has announced that it expects to continue with its current operations and business plan without adverse impact on its customers, there can be no assurances that it will be able to do so. The operational success and abilities of our wholesale carriers to operate and expand their businesses could materially affect our business. The failure of any of these companies could cause us to lose customers and revenue, expose us to claims and otherwise have a material adverse effect on our competitive position, business, results of operations, financial position and prospects.

           ADDITIONAL RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET, WHICH MAY HAVE A MATERIAL ADVERSE IMPACT ON THE PRICING AND TRADING OF OUR COMMON STOCK

     On July 19, 2001, the Nasdaq Stock Market, Inc. ("Nasdaq") notified the Company that it has failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days as required by Marketplace Rule 4450(a)(5) (the "Rule"). The Company had been provided 90 calendar days, or until October 17, 2001, to regain compliance with this Rule. On September 27, 2001, Nasdaq suspended its minimum bid and public float requirements until January 2, 2002. Under the temporary relief provided by the new rules, companies will not be cited for bid price or market value of public float deficiencies. Companies currently under review for deficiencies or in the hearings process, including us, were taken out of the process with respect to the bid price or market value of public float requirements. No deficiencies will accrue during the proposed suspension process. During this time, Nasdaq will consider whether it is appropriate to recommend further and more permanent action. Pending January 2, 2002 and any further action by Nasdaq, if the price of the Company's Common Stock remains less than $1.00 per share over 30 consecutive trading days as required by Marketplace Rule 4450(a)(5), our Common Stock may be delisted by Nasdaq. If our Common Stock is delisted by Nasdaq, it will become more difficult to trade or to obtain accurate and timely quotations to trade our Common Stock. Furthermore, any delisting of our Common Stock could depress our stock price or result in a decline in the trading market for our stock.

A STOCKHOLDER GROUP CONTROLS ALL MATTERS REQUIRING STOCKHOLDER APPROVAL AND HAS THE RIGHT TO ELECT A MAJORITY OF OUR DIRECTORS, WHICH COULD HAVE A MATERIAL AND ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK.

     A group of private investment funds affiliated with VantagePoint Venture Partners beneficially owns approximately 34% of our outstanding common stock and 100% of our outstanding preferred stock as of November 14, 2001. As a result, VantagePoint can control all matters requiring stockholder approval, including the election of a majority of our directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale and might affect the market price of our common stock.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have no derivative financial instruments in our cash and cash equivalents. We invest our cash and cash equivalents in investment-grade, highly liquid investments, consisting of commercial paper, bank certificates of deposit and corporate bonds.

     We have no exposure to market risk for changes in interest rates, as all variable rate debt has been paid off.

                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On November 14, 2001, the Company issued shares of a new series of preferred stock, designated as the Company's Series X Convertible Preferred Stock (the "Series X Preferred Stock"). Pursuant to the Certificate of Designation of the Series X Preferred Stock, the following rights, preferences and privileges of the Series X Preferred Stock materially limit or qualify the rights of holders of the Company's common stock:

     o the right to cumulative dividends of $120 per share, payable when and as declared by the Board of Directors or upon the liquidation, dissolution, winding up or a change of control of the Company, or the conversion or redemption of the Series X Preferred Stock;

     o in connection with the liquidation, dissolution, winding up or a change of control of the Company, the right to preferential liquidation payments, as well as the right to thereafter share along with holders of the Company's common stock with respect to the remaining assets of the Company;

     o the right to require the Company to redeem all outstanding shares of Series X Preferred Stock on or after January 1, 2005 at a price equal to the original purchase price plus all unpaid accruing dividends; and

     o voting rights similar to those of the holders of common stock, as well as the right to vote, as a separate class, to elect a majority of the directors of the Company and to approve the (i) issuance of any security with rights pari passu with, or senior to the Series X Preferred Stock or (ii) any alteration of the rights or reclassification of the Series X Preferred Stock.

     In general, these rights enable the Series X Preferred Stockholders or directors elected by the Series X Preferred Stockholders to control all actions of the Board of Directors and all decisions of the Company's stockholders. In addition, the dividend, liquidation preference and redemption rights of the Series X Preferred Stock will decrease the cash available (i) to the Company to carry out its business plan or (ii) for distribution to holders of the Company's common stock.

     A summary of the rights, preferences and privileges of the Series X Preferred Stock is included in Item 5 of this Part II of Form 10-Q. A copy of our Amended and Restated Certificate of Incorporation, including the Series X Convertible Preferred Stock Certificate of Designation, is attached hereto as
Exhibit 3.01 and is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

     Pursuant to Item 5 of Form 10-Q, the Company hereby elects to report under this Item 5 the information otherwise reportable under Item 1 of Form 8-K relating to the purchase and sale of Series X Convertible Preferred Stock, $.001 par value per share, of DSL.net on November 14, 2001.

     On November 14, 2001, we entered into a Series X Convertible Preferred Stock Purchase Agreement (the "Purchase Agreement") with VantagePoint Venture Partners III (Q), L.P., VantagePoint Venture Partners III, L.P., VantagePoint Communications Partners, L.P. and VantagePoint Venture Partners 1996, L.P. (collectively, "VantagePoint") relating to the sale and purchase of up to an aggregate of 20,000 shares of Series X Convertible Preferred Stock of DSL.net (the "Series X Preferred Stock") at a purchase price of $1,000 per share. Subject to the terms and conditions of the Purchase Agreement, on November 14, 2001, we sold an aggregate of 6,000 shares of Series X Preferred Stock to VantagePoint for an aggregate purchase price of $6,000,000. VantagePoint has agreed to purchase an additional 4,000 and 5,000 shares of Series X Preferred Stock in subsequent closings occurring on or after December 10, 2001 and February 28, 2002, respectively. In the case of each subsequent closing, the additional investment will only be made if requested on or before June 30, 2002 either by (i) a majority of the directors who are unaffiliated with VantagePoint or (ii) a majority-in-interest of VantagePoint, and only if we are then in compliance with our business plan and certain other conditions. In addition, VantagePoint may elect to purchase up to an additional 5,000 shares of Series X Preferred Stock at the subsequent closings. A copy of the Purchase Agreement is attached hereto as Exhibit 10.01 and is incorporated herein by reference.

     Prior to the sale of the Series X Preferred Stock, based on an aggregate of 64,763,709 shares of common stock outstanding on November 9, 2001, VantagePoint beneficially owned approximately 34% of our outstanding capital stock. The following table illustrates the number of common equivalent shares initially issuable upon conversion of the Series X Preferred Stock and the percentage of the outstanding common stock that would be beneficially owned by VantagePoint, based on the initial common equivalent price and assuming VantagePoint purchases all the remaining shares of Series X Preferred Stock.

     ---------------     -------------     -------------     ------------------
                                                               PERCENTAGE OF
                                              COMMON            OUTSTANDING
                           PREFERRED        EQUIVALENT         CAPITAL STOCK
         CLOSING         SHARES ISSUED     SHARES ISSUED     BENEFICIALLY-OWNED
     ---------------     -------------     -------------     ------------------
     Initial Closing         6,000          33,333,333              56%
     ---------------     -------------     -------------     ------------------
     Second Closing          4,000          22,222,222              64%
     ---------------     -------------     -------------     ------------------
     Third Closing           5,000          27,777,778              71%
     ---------------     -------------     -------------     ------------------
     Optional                5,000          27,777,778              76%
     ---------------     -------------     -------------     ------------------

     Pursuant to the Series X certificate of designation and the Purchase Agreement, so long as least 50% of the Series X Preferred Stock issued pursuant to the Purchase Agreement remains outstanding, holders of the Series X Preferred Stock have the right to elect a majority of the members of our board of directors and VantagePoint has the right to nominate the Series X directors. William J. Marshall and James D. Marver, two of our current directors, are members of the general partners of each of the VantagePoint entities.

     Under the Purchase Agreement, at the earlier of four months after (i) the third closing or (ii) any prior closing of the sale of the Series X Preferred Stock in which VantagePoint last purchased shares, and from time to time thereafter, one or more holders of 50% of the shares of common stock issuable upon conversion of the then outstanding Series X Preferred Stock can request registration of such shares. In addition, if at any time, we register shares of capital stock on behalf of the Company or any investor other than the Series X Preferred Stockholders, the Series X Preferred Stockholders may request that up to 30% of the shares to be registered by us in such registration be made available to register shares of common stock issued upon conversion of the Series X Preferred Stock. In each case, the sale of common stock issued upon conversion of the Series X Preferred Stock is subject to certain terms and conditions. The sale of such common stock issued upon conversion of the Series X Preferred Stock may result in a change of control of the Company.

DESCRIPTION OF THE SERIES X PREFERRED STOCK

     A summary of the rights, preferences and privileges of the Series X Preferred Stock is set forth below. A copy of our Amended Certificate of Incorporation, including the Series X Convertible Preferred Stock Certificate of Designation is attached hereto as Exhibit 3.01 and is incorporated herein by reference.

     The Series X Preferred Stockholders are entitled to receive cumulative dividends of $120.00 per share per annum when and as declared by the Board of Directors. All such dividends shall accrue monthly and shall be payable in cash, except in the case of the conversion of the Series X Preferred Stock into common stock, in which case dividends may be paid, at the sole option of the Company, in shares of common stock. Notwithstanding the foregoing, accrued but unpaid dividends are payable upon the earliest to occur of (i) the liquidation, dissolution, winding up or change in control (as described, generally, below) of the Company, (ii) the conversion of the Series X Preferred Stock into common stock and (iii) the redemption of the Series X Preferred Stock.

     In the event of the liquidation, dissolution or winding up of the Company, the Series X Preferred Stockholders shall be entitled to $1,000 per share plus all unpaid accrued dividends (whether or not declared). Remaining assets, if any, shall be distributed to the holders of Series X Preferred Stock and common stock on a pro rata basis assuming full conversion of all such Series X Preferred Stock. Unless a majority of the holders of the then outstanding Series X Preferred Stock elect otherwise, (i) an acquisition, merger or consolidation which results in a majority ownership change or (ii) the sale of all or substantially all of the assets of the Company (i.e., a "change in control") shall be deemed to be a liquidation of the Company.

     At the option of the Series X Preferred Stockholders, each share of Series X Preferred Stock may be converted into approximately 5,555.55 shares of common stock, which shall be adjusted for certain subsequent dilutive issuances and stock splits. The Series X Preferred Stock shall automatically convert into common stock upon the close of business on the date on which the closing sale price of the common stock on the Nasdaq Stock Market has exceeded $2.00 per share (as adjusted any stock splits, stock dividends, recapitalizations or the like) for a period of 45 consecutive trading days beginning after May 13, 2002.

     The Series X Preferred Stock shall have voting rights similar to common stock based on the number of shares into which such Series X Preferred Stock is initially convertible. So long as at least 50% of the Series X Preferred Stock issued pursuant to the Purchase Agreement remains outstanding, the Series X Preferred Stockholders shall have the right to elect a majority of the members of the Company's Board of Directors. In addition, so long as at least 25% of the Series X Preferred Stock issued pursuant to the Purchase Agreement remains outstanding, the Series X Preferred Stockholders shall have the right to vote as a separate class with respect to the approval of (i) the authorization or issuance, or obligation to issue, any equity-related security having rights, preferences or privileges pari passu with, or senior to the Series X Preferred Stock, (ii) any alteration or change to the rights, preferences or privileges of the Series X Preferred Stock or (iii) any reclassification of the Series X Preferred Stock; provided, however, that notwithstanding the foregoing, in lieu of the approval of the Series X Preferred Stockholders, a majority of the members of the Company's Board of Directors elected by the Series X Preferred Stockholders may approve any of the foregoing actions.

     The Series X Preferred Stock is redeemable at the option of a majority of the then outstanding shares of Series X Preferred Stock at any time on or after January 1, 2005 at a price equal to $1,000 per share plus all unpaid accruing dividends (whether or not declared).


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            EXHIBIT
              NO.                       EXHIBIT
            -------                     -------

             3.01   Amended and Restated Certificate of Incorporation

             4.01 Specimen Certificate for Shares of the Company's Series X Convertible Preferred Stock

            10.01 Series X Convertible Preferred Stock Purchase Agreement dated as of November 14, 2001 by and among the Company and the Investors named therein

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




                                                DSL.NET, INC.


                                                By: /s/ WALTER KEISCH
                                                    -----------------------
                                                    Walter Keisch
                                                    Vice President, Finance


Date: November 14, 2001

                                  EXHIBIT INDEX
                                  -------------




            EXHIBIT
              NO.                       EXHIBIT
            -------                     -------

             3.01   Amended and Restated Certificate of Incorporation

             4.01 Specimen Certificate for Shares of the Company's Series X Convertible Preferred Stock

            10.01 Series X Convertible Preferred Stock Purchase Agreement dated as of November 14, 2001 by and among the Company and the Investors named therein

            11.01   Statement of Computation of Basic and Diluted Net Loss Per
                    Share