Form 10-K405
period 2001-12-31
DSL NET INC
filed 2002-03-29
CIK 1085866

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2001

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

                         Common Stock, $.0005 Par Value

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the common stock held by non-affiliates of the Registrant, as of March 18, 2002, was approximately $29,113,916 (based on the closing price of the Registrant's Common Stock on March 18, 2002, of $.80 per share).

  The number of shares outstanding of the Registrant's $.0005 par value Common
                  Stock as of March 18, 2002, was, 64,851,462.

                       DOCUMENT INCORPORATED BY REFERENCE

      The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2001. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

                                  DSL.net, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                                        Page
                                                                                        No.
                                                                                        ----
Part I

Item 1.   Business...................................................................   3
Item 2.   Properties.................................................................   15
Item 3.   Legal Proceedings..........................................................   15
Item 4.   Submission of Matters to a Vote of Security Holders........................   15

Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters......   16
Item 6.   Selected Consolidated Financial Data.......................................   17
          Management's Discussion and Analysis of Financial Condition and Results
Item 7.   of Operations..............................................................   19
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk..................   45
Item 8.   Financial Statements and Supplementary Data................................   46
          Changes in and Disagreements with Accountants on Accounting and Financial
Item 9.   Disclosure.................................................................   85

Part III

Item 10.  Directors and Executive Officers of the Registrant.........................   85
Item 11.  Executive Compensation.....................................................   85
Item 12.  Security Ownership of Certain Beneficial Owners and Management.............   85
Item 13.  Certain Relationships and Related Transactions.............................   85

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........   86

SIGNATURES...........................................................................   89

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

General

      DSL.net, Inc. ("DSL.net" or the "Company") provides high-speed data communications, Internet access and related services to small and medium sized businesses throughout the United States, primarily utilizing digital subscriber line, or DSL, technology. Our networks enable data transport over existing copper telephone lines at speeds of up to 1.5 megabits per second. We were organized in 1998 as a corporation under the laws of the State of Delaware.


      We sell directly to businesses, primarily through our own direct sales channel. We deploy our own local DSL equipment primarily in select second and third tier cities. As of March 15, 2002, we operated equipment in 199 cities. In first tier cities, and certain other markets where we have not deployed our own equipment, we utilize the local DSL facilities of other carriers to provide service.


      In addition to a number of high-speed, high-performance DSL-based Internet connectivity solutions specifically designed for business, our product offerings include Web hosting, domain name and internet address registration and management, enhanced e-mail, on-line data backup and recovery services, T1 service, firewalls nationwide dial-up services and virtual private networks. Our services offer customer high-speed digital connections and related services at prices that are attractive compared to the cost and performance of alternative data communications services.


The DSL.net Solution

      We provide small and medium sized businesses, as well as branch offices of large businesses, with high-speed Internet access and data services, primarily using DSL technology. Key elements of our solution are:

      High-Speed Connections. We offer Internet access at speeds of up to 1.5 megabits per second. Our network is designed to provide data transmission at the same speed to and from the customer, known as symmetrical data transmission, and is also capable of providing service at different speeds to and from the customers, known as asymmetrical data transmission. We believe that symmetrical data transmission is best suited for business applications, because business users require fast connections both to send and receive information, and to host advanced services and applications.

      Complete Business Solution. We offer our customers a single point of contact for a complete solution that includes all of the necessary equipment and services to establish and maintain digital data communications. Our services include high-speed Internet access, Web hosting, domain name and internet address registration and management, enhanced mail, on-line data backup and recovery services, firewalls, nationwide dial-up services and virtual private networks. Our network is designed to enable us to individually configure each customer's service remotely.

      Always-On Connections. With our service, customers can access the Internet continuously without having to dial into the network for each use. These "always-on" connections provide customers with the ability to readily access the Internet and transfer information. We charge our customers a flat fee per month rather than billing them based on usage.

      Attractive Value Proposition. Our DSL services offer customers high-speed digital connections at prices that are attractive compared to the cost and performance of alternative data communications services, such as multiple dial-up connections, ISDN or frame relay lines. We believe that our services also increase the productivity of network users by decreasing the time they spend connecting to the Internet and waiting for information downloads and transfers.

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


Our Services

      As part of our service offerings, we function as our customers' Internet service provider and deliver a range of Internet-based, value-added solutions. Our services currently include all necessary equipment, software and lines required to establish and maintain a digital Internet connection. Our primary services include high-speed Internet access, e-mail, domain name and Internet address registration for our customers, and Web hosting. Other services provided by DSL.net include firewalls, on-line data backup and recovery services, nationwide dial-up services and virtual private networks that connect customers' various offices. Our network is designed to enable us to individually configure each customer's service remotely.

      Customers typically pay an installation charge and a monthly fee for our service. The monthly fee includes all phone line charges and general Internet access services, including e-mail, assistance in obtaining Internet addresses and services related to the registration of these addresses with various administrative bodies. Generally, customers subscribe to our services for a minimum of one year and are billed for services on a monthly basis.


Customers

      Our target customers are primarily small and medium sized businesses. We sell to these customers primarily on a direct basis. In particular, we believe the following market segments are especially attractive prospective customers:

      . businesses currently using other high-speed data communications services, such as T1, ISDN and frame relay services;

      . professional or service-based firms that have multiple Internet service provider dial-up accounts and phone lines;

      . branch office locations that require transmission of large files between locations; and

      . businesses that use data-intensive applications, such as financial services, technology, and publishing.

      None of our customers accounted for more than 5% of our total revenues during the years ended December 31, 1999, 2000 and 2001.


Sales and Marketing

      Our marketing professionals have developed a methodology to identify the businesses that we believe would most likely benefit from our services. Once we identify businesses in a specific market, we employ a targeted local marketing strategy utilizing a variety of mediums but primarily focused on direct mail and opt-in e-mail. Through inbound and outbound telesales campaigns, we utilize internal sales professionals to sell our services to prospective customers. We also partner with local information technology professionals, application service providers and marketing partners to assist in the sale of our services.

Customer Acquisitions

      In addition to our internal sales and marketing efforts, we have grown our customer base by acquiring end users of other Internet service providers and companies offering broadband access. We continuously identify and evaluate acquisition candidates, and in many cases engage in discussions and negotiations regarding potential acquisitions. Acquisition candidates include both individual customer lines and whole businesses. Our discussions and negotiations may not result in acquisitions. Further, if we make any additional acquisitions, we may not be able to operate any acquired assets or businesses profitably or otherwise successfully implement our expansion strategy. We intend to continue to seek out additional opportunities for further acquisitions, which we believe represents a distinct opportunity to accelerate our growth.

Customer Support and Operations

      Our customer support professionals serve as an information repository to our customers and work to streamline the ordering, installation and maintenance processes associated with data communications and Internet access. They provide our customers with a single point of contact for implementation, maintenance and operations support.

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

      Maintenance. Our network operations center provides network surveillance for all equipment in our network. We are able to detect and correct many of our customers' maintenance problems remotely, often before our customer is aware of the problem. Customer-initiated maintenance and repair requests are managed and resolved primarily through our help desk. Our information management system, which generates reports for tracking maintenance problems, allows us to communicate maintenance problems from the network operations center to our customer service center 24 hours a day, seven days a week.

      Operations Support Systems. Our operations support systems are intended to improve many of our business processes, including customer billing, service activation, inventory control, customer care reports and maintenance reports. They have been designed to provide us with accurate, up-to-date information in these areas. Additional enhancements and integration of these systems will continue during 2002. We believe that our operations support systems will provide us with the flexibility to add additional services for our customers as well as to meet our expansion goals.


Our Network

      Our network has been designed to deliver reliable, secure and scaleable high-speed, high-performance Internet access and data communication services.

      Network Design. The key design principles of our network are:

      . Intelligent End-To-End Network Management. Our network is designed to allow us to monitor network components and customer traffic from a central location. We can perform network diagnostics and equipment surveillance continuously. From our network operations center, we have visibility across our entire network, allowing us to identify and address network problems quickly and to provide quality service and performance.

      . Consistent Performance With The Ability To Expand. We have designed our network to leverage the economics of DSL technology, to grow with our business and to provide consistent performance. We also use asynchronous transfer mode equipment in our network, which implements high-speed, high volume transmission of data.

      . Security. Our network is designed to reduce the possibility of unauthorized access and to allow our customers to safely transmit and receive sensitive information and applications. The modems we install on our customers' premises are designed to work in conjunction with installed security systems and network servers in an effort to provide safe connections to the Internet and a secure operating environment.

      Network Components. The primary components of our network are:

      . DSL Modems, Routers and On-Site Connections. We purchase DSL modems and routers and provide either of them to our customers, depending on their specific needs and contractual service agreements. We configure the DSL modem or router and arrange for the installation of the modem or router along with the on-site wiring needed to connect the modem or router to the copper telephone line. In areas where we have deployed our own local DSL facilities, we contract with independent field service organizations to perform these services. In areas where we utilize the local DSL facilities of other carriers, these other carriers provide these installation services. We have typically provided customer premise equipment (DSL modem or router) to the customer and charged the customer for the use of this equipment as part of our monthly service fee. These modems and routers are capitalized and depreciated over their estimated useful life, which is three years. Such equipment remains the exclusive property of DSL.net. We have also sometimes sold the customer premise equipment to a customer. When customer premise equipment is sold to a customer, we defer the billings (along with our installation fees) and recognize the revenue over an 18-month period. Billings for router sales were de minimus in 1999, and approximately 1% and 1.4% of our revenue for 2000 and 2001, respectively.

      . Copper Telephone Lines. In areas where we have deployed our own local DSL facilities, we lease a copper telephone line running to each customer from our equipment in the local telephone company's central office under terms specified in our interconnection agreements with these companies. In areas where we utilize the local DSL facilities of other carriers, the carrier leases the telephone line from the local telephone company.

      . Central Office Collocation. Through our interconnection agreements, we secure space to locate our equipment in certain central offices of traditional local telephone companies and offer our services from these locations. These collocation spaces are designed to offer the same high reliability and availability standards as the telephone companies' own central office spaces. We install the equipment necessary to provide high-speed DSL signals to our customers in these spaces. We have continuous access to these spaces to install and maintain our equipment located in these central offices. In first tier cities and certain other markets where we have not deployed our own DSL equipment, we utilize the local DSL facilities installed in central offices by other carriers to provide high-speed DSL connections to our customers.

      . Connection To The Internet. Network traffic gathered at each of our central offices is routed to one of our regional hubs and then to the Internet. In certain areas where we offer service from more than one central office, network traffic is routed from each central office in that area to a local hub which aggregates its traffic along with the traffic from the other central offices located in that area and routes the traffic to a regional hub. At our regional hubs, we also connect to other carriers' networks via high-speed connections. Our hubs contain extra equipment and backup power to provide backup facilities in the event of an equipment failure and are actively monitored from our network operations center. We lease space for our hubs in facilities designed to host network equipment. Our hubs are connected to one another via high-speed data communications lines. We have agreements with WorldCom and AT&T to provide this service. Internet connectivity is provided by a combination of public and private peering and transit arrangements. We have presence at eight of the largest and newest national "network access points" to facilitate this high-performance, high-volume external connectivity.

      . Network Operations Center. Our network is managed from our network operations center located in New Haven, Connecticut. We provide network management 24 hours a day, seven days a week. This enhances our ability to address performance and service issues before they affect the customer. From the network operations center, we can monitor individual customer lines and the equipment and circuits in our network.

Competition

      We face competition from many companies with significantly greater financial resources, well-established brand names and large installed customer bases. We expect that the level of competition in our markets may intensify in the future. We expect competition from:

      Other DSL Providers. A number of competitive carriers, including Covad Communications, Network Access Solutions and New Edge Networks, offer DSL-based services. The 1996 Telecommunications Act specifically grants competitive telecommunications companies, including other DSL providers, the right to negotiate interconnection agreements with traditional telephone companies, including interconnection agreements which may be identical in all respects to, or more favorable than, our agreements.

      Internet Service Providers. Several national and regional Internet service providers, including UUNET and EarthLink, offer high-speed access capabilities, along with other products and services. These companies generally provide Internet access to residential and business customers through a host of methods, including DSL.

      Traditional Local Telephone Companies. Many of the traditional local telephone companies, including BellSouth, SBC Communications, Qwest and Verizon, are deploying DSL-based services, either directly or through affiliated companies. These companies have established brand names, possess sufficient capital to deploy DSL equipment rapidly, have their own copper telephone lines and can bundle digital data services with their existing voice services to achieve a competitive advantage in serving customers. In addition, these companies also offer high-speed data communications services that use other technologies. We depend on these traditional local telephone companies to enter into agreements for interconnection and to provide us access to individual elements of their networks. Although the traditional local telephone companies are required to negotiate in good faith in connection with these agreements, future interconnection agreements may contain less favorable terms and result in a competitive advantage to the traditional local telephone companies.

      National Long Distance Carriers. National long distance carriers, such as AT&T, Sprint, Williams and WorldCom, have deployed large-scale data networks, sell connectivity to businesses and residential customers, and have high brand recognition. They also have interconnection agreements with many of the traditional local telephone companies, and many offer competitive DSL services.

      Other Fiber-Based Carriers. Companies such as Allegiance and Choice One have extensive fiber networks in many metropolitan areas, primarily providing high-speed data and voice circuits to small and large corporations. They also have interconnection agreements with the traditional local telephone companies under which they have acquired collocation space in many large markets, and some offer competitive DSL service.

      Cable Modem Service Providers. Cable modem service providers, such as AT&T, Comcast and RCN, offer high-speed Internet access over cable networks to consumers. Where deployed, these networks provide high-speed local access services, in some cases at speeds higher than DSL service. They typically offer these services at lower prices than our services, in part by sharing the capacity available on their cable networks among multiple end users.

      Wireless and Satellite Data Service Providers. Several companies, including Hughes Communications and Teledesic, are emerging as wireless and satellite-based data service providers. These companies use a variety of new and emerging technologies to provide high-speed data services.

      The most significant competitive factors include: transmission speed, service reliability, breadth of product offerings, price/performance, network security, ease of access and use, content and service bundling, customer support, brand recognition, operating experience, capital availability and exclusive contracts with customers, including Internet service providers and businesses with multiple offices. We believe our services compete favorably within our service markets with respect to transmission speed, price/performance, ease of access and use and customer support. Many of our competitors enjoy competitive advantages over us based on their brand recognition, breadth of product offerings, financial resources, customer bases, operating experience and exclusive contracts with customers.

Interconnection Agreements with Traditional Local Telephone Companies

      We are required to enter into and implement interconnection agreements with the traditional local telephone company in each market in which we deploy our own local DSL equipment. These agreements govern, among other things:

      . the price and other terms under which we locate our equipment in the telephone company's central offices,

      .     the price we pay to lease copper telephone lines,

      . the special conditioning of these copper lines that the traditional telephone company provides to enable the transmission of DSL signals,

      . the price we pay to access the telephone company's transmission facilities, and

      . certain other terms and conditions of our relationship with the telephone company.

      Under the 1996 Telecommunications Act, the traditional local telephone companies have a statutory duty to negotiate in good faith with us for agreements for interconnection and access to certain individual elements of their networks. This interconnection process is subject to review and approval by the state regulatory commissions. We have signed interconnection agreements with BellSouth, Cincinnati Bell, Frontier, SBC Communications, Qwest, Sprint, and Verizon or their subsidiaries, which govern our relationships in 48 states and the District of Columbia. In addition, we are negotiating renewal agreements with these carriers as the current agreements expire and are also negotiating amendments to existing agreements. Future interconnection agreements may contain terms and conditions less favorable to us than those in our current agreements and could increase our costs of operations.

      During these interconnection negotiations, either the telephone company or we may submit disputes to the state regulatory commissions for mediation. Also, after the expiration of the statutory negotiation period set forth in the 1996 Telecommunications Act, we may submit outstanding disputes to the states for arbitration, as well as ask the state regulatory commissions to arbitrate a new agreement or particulars thereof.

      Under the 1996 Telecommunications Act, states have begun and, in a number of cases, completed regulatory proceedings to determine the pricing of individual elements of their networks and services. The results of these proceedings determine the price we pay for, and whether it is economically attractive for us to use, these elements and services.

      Our interconnection agreements generally have terms of one or two years. Therefore, we have renegotiated, and expect to continue to renegotiate, existing agreements when they expire. Although we expect to renew our interconnection agreements and believe the 1996 Telecommunications Act limits the ability of traditional local telephone companies not to renew these agreements, we may not succeed in extending or renegotiating our interconnection agreements on favorable terms. In addition, disputes have arisen and will likely arise in the future as a result of differences in interpretations of the interconnection agreements. These disputes have, in the past, delayed the deployment of our networks. Finally, the interconnection agreements are subject to state regulatory commission, FCC and judicial oversight. These government authorities may modify the terms of the interconnection agreements in ways that hurt our business.

Government Regulations

      Significant portions of the services that we offer are subject to regulation at the federal and/or state levels. The Federal Communications Commission, or FCC, and state public utility commissions regulate telecommunications common carriers, which are companies that offer telecommunications services to the public or to all prospective users on standardized rates and terms. Our DSL and other facilities-based data transport services are common carrier services.

      While we serve many of our customers using transport facilities that we own or lease, in some areas where we do not have the necessary facilities, we provide our Internet access and other services using the local facilities of another carrier. The FCC has determined that Internet service providers, such as us, who are using another carrier's transport facilities, are not acting as common carriers. In those markets where we have not deployed our own local transport facilities, our services are therefore not subject to common carrier regulation. Our ability to provide such services, however, is affected by regulations imposed upon the carriers whose local transport facilities we utilize.

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

      . Traditional local telephone companies are required to provide physical collocation, which allows companies such as us and other interconnectors to install and maintain their own network termination equipment in the central offices of traditional local telephone companies. This requirement is intended to enable us and other competitive carriers to deploy our equipment on a relatively convenient and economical basis.

      . Traditional local telephone companies are required to unbundle certain components of their local service networks so that other providers of local service can compete for a wide range of local service customers. This requirement is designed to provide us flexibility to purchase only the network elements we require to deliver our services.

      . Traditional local telephone companies are required to establish "wholesale" rates for their retail telecommunications services to promote resale by competitive local exchange carriers and other competitors.

      . Traditional local telephone companies are required to establish number portability, which allows a customer to retain its existing phone number if it switches from the traditional local telephone companies to a competitive local service provider.

      . Traditional local telephone companies are required to establish dialing parity, which ensures that customers will not detect a quality difference in dialing telephone numbers or accessing operators or emergency services of competitive local service providers.

      . Traditional local telephone companies are required to provide non-discriminatory access to telephone poles, ducts, conduits and rights-of-way. In addition, the 1996 Telecommunications Act requires traditional local telephone companies to compensate competitive carriers for traffic originated by them and terminated on the competitive carrier's network.

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

      The FCC prescribes rules applicable to interstate communications, including rules implementing the 1996 Telecommunications Act, a responsibility it shares in certain respects with the state regulatory commissions. As part of its effort to implement the 1996 Telecommunications Act, in August 1996, the FCC issued an order governing interconnection, the unbundling of network elements, and many other aspects of the relationships between new and traditional telephone companies. The United States Court of Appeals for the Eighth Circuit vacated many of these rules, and, in January 1999, the United States Supreme Court reversed elements of the Eighth Circuit's ruling, finding that the FCC has broad authority to interpret the 1996 Telecommunications Act and issue rules for its implementation. Following the Supreme Court's decision, in November, 1999, the FCC issued a modified list of the network elements that must be offered on an unbundled basis by traditional local telephone companies, including the local copper telephone lines and interoffice transport which we lease. However, the decision announced the FCC's intention to revisit these regulations within three years.

      The FCC's re-evaluation of the list of network elements subject to unbundling began in December 2001, with the stated objective of completing the review by the end of 2002. Some telecommunications carriers, particularly the traditional local telephone companies, are expected to argue in this proceeding that any elements used by competitors to provide high-speed data services should be exempted from unbundling requirements. In addition to this proceeding, the FCC in February 2002 initiated a new proceeding that will reevaluate the appropriate degree of regulation of broadband services offered by the traditional local telephone companies, including whether they should continue to be required to offer network access to competitors such as us. Any changes to the obligation of the traditional local telephone companies to provide us with unbundled copper loops and/or interoffice transport could have significant adverse consequences for our business.

      There is also legislation pending in Congress that would limit our access to certain unbundled network elements. House Bill H.R. 1542, also known as the Tauzin-Dingell bill, would amend the Telecommunications Act of 1996 to prohibit state or federal regulation of high-speed data services. The effect would be that the traditional local telephone companies would no longer be required to provide unbundled elements at cost-based rates (if at all) if those elements were to be used to provide high-speed data services. The Tauzin-Dingell Bill was passed by the House of Representatives on February 27, 2002, and is now pending in the Senate. Adoption of this legislation could undermine our ability to obtain the facilities necessary to provide our services in the future.

      The rates under which we are able to obtain unbundled network elements are also subject to regulatory uncertainty. Although the Supreme Court affirmed the FCC's authority to develop pricing guidelines in its January 25, 1999, decision, the Supreme Court did not evaluate the specific pricing methodology adopted by the FCC for unbundled network elements. Instead, the Supreme Court remanded the case to the Eighth Circuit for further consideration of the FCC's rules regarding its forward-looking pricing methodology for unbundled network elements. On July 18, 2000, the Eighth Circuit, among other findings, vacated a portion of the FCC's pricing methodology that likely had the effect of lowering the costs that we pay to the traditional local telephone companies for unbundled network elements that we use to provision DSL service. The Eighth Circuit's decision has been stayed pending an appeal to the Supreme Court, which heard the case in October 2001. We cannot predict the possible impact of these proceedings on our ability to provide DSL services to the public at competitive prices, if at all.

      At least two traditional local telephone companies, SBC Communications and Verizon, have taken the position that they are not obligated to unbundle portions of their network where they construct or modify digital loop carrier facilities. These facilities would enable them to offer DSL services to customers who are located too far from the traditional local telephone companies' central offices to be reached by existing DSL technologies. DSL.net and other competitive carriers have urged state and federal regulators to require these companies to provide access to these facilities on an unbundled basis. We have urged that carriers such as us be allowed to invoke the good-faith negotiation and arbitration procedures of the Telecommunications Act of 1996 to establish rates, terms and conditions for such access. We cannot predict the outcome of these proceedings. If SBC and Verizon are not required to provide access on an unbundled basis, there is no guarantee that we will be able to provide DSL service in these areas, or that we will be able to secure favorable rates, terms and conditions from the traditional local telephone companies for access. For example, while SBC and Verizon are developing "voluntary" wholesale DSL products for competitive local telephone companies that would utilize their respective digital loop carrier facilities, these products would support only asymmetrical DSL, and not the symmetrical DSL that we primarily offer today.

      In November 1999, the FCC issued an order reaffirming its prior conclusion that DSL services must be offered for resale at a discount by traditional local telephone companies to the extent such services are offered at retail to residential and business customers. The FCC determined, however, that advanced services provided to Internet service providers would not be subject to resale at a discount. For the most part, the traditional local telephone companies have decided to sell DSL only to Internet service providers, including their own affiliated Internet service providers, such that no DSL service is made available to competing carriers such as us at the wholesale discount rate established under the Telecommunications Act of 1996. In February 2002, the FCC initiated a new proceeding that will, among other things, determine whether the traditional local telephone companies must make available for resale, at a wholesale discount, the telecommunications portion of the retail high-speed data services sold by their affiliated internet service providers. Such a resale requirement could reduce our costs of providing service to certain customers, but could also make it easier for other companies to compete with us.

      In December 1999, the FCC issued an order that requires the traditional local telephone companies to provide "line sharing" of unbundled copper telephone lines to DSL companies. Line sharing allows a DSL company to lease the high frequency portion of a loop over which some types of DSL data traffic is transmitted without having to lease the low frequency portion of the loop which carries voice traffic. Line sharing is not currently available using symmetrical DSL technology, which transmits data at the same speed to and from the customer and is the technology that we primarily use in providing our service.

      Since December 1999, the FCC granted authority to provide long distance inter-exchange service to Verizon in New York, Massachusetts, Connecticut, Rhode Island, and Pennsylvania, and to Southwestern Bell, a subsidiary of SBC Communications, in Texas, Kansas, Oklahoma, Missouri and Arkansas. Numerous additional applications are pending or are expected over the next one to two years. While we do not presently provide long distance inter-exchange service, this ruling and any future similar rulings could negatively impact our business as follows: First, Verizon and Southwestern Bell are able to offer potentially attractive packages of local, long distance and data services. Second, the prospect of long distance authority has served as a powerful incentive for the traditional local telephone companies to comply with their obligations under the 1996 Telecommunications Act, including the provision of unbundled network elements and collocation services to competitors such as us. The traditional local telephone companies may not extend to us the same level of cooperation once they receive approval to provide long distance inter-exchange service.

      The 1996 Telecommunications Act also directs the FCC, in cooperation with state regulators, to establish a universal service fund that will provide subsidies to carriers that provide service to individuals that live in rural, insular, and high-cost areas. A portion of carriers' contributions to the universal service fund also will be used to provide telecommunications related facilities for schools, libraries and certain rural health care providers. The FCC released its initial order in this context in June 1997, which requires all telecommunications carriers to contribute to the universal service fund. The FCC's implementation of universal service requirements remains subject to judicial and additional FCC review. In several new proceedings, the FCC will consider the degree to which companies providing services such as ours should be obligated to contribute to this fund. Changes to the universal service regime, which could increase our costs, could have an adverse affect on us.

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

      Also, some of our services that are not limited to interstate access potentially may be classified as intrastate services subject to state regulation. All of the states where we operate require some degree of state regulatory commission approval to provide certain intrastate services and maintain ongoing regulatory supervision. In most states, intrastate tariffs are also required for various intrastate services, although our services are not subject to price or rate of return regulation. Actions by state public utility commissions could cause us to incur substantial legal and administrative expenses and adversely affect our business.

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

Intellectual Property

      We regard our products, services and technology as proprietary and attempt to protect them with copyrights, trademarks, trade secret laws, restrictions on disclosure and other methods. For example, we own a federal supplemental registration and claim rights in the name DSL.net. There can be no assurance these methods will be sufficient to protect our technology and intellectual property. We also generally enter into confidentiality agreements with our employees, consultants and business partners; and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization, or to develop similar information independently. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries, and the global nature of the Internet makes it virtually impossible to control the ultimate destination of our technology or proprietary information. There can be no assurance that the steps we have taken will prevent misappropriation or infringement of our technology or proprietary information. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. In addition, some of our information, including our competitive carrier status in individual states and our interconnection agreements, is a matter of public record and can be readily obtained by our competitors and potential competitors, possibly to our detriment.

Employees

      As of December 31, 2001, we had 186 employees. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. Competition for qualified personnel can be intense, and we may be unable to identify, attract and retain such personnel in the future. In addition, the reductions in workforce that we undertook in 2000 and 2001 may make it difficult to attract, hire and retain qualified personnel. None of our employees are represented by a labor union or are the subject of a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are good.


Item 2. Properties

      Our headquarters consists of approximately 56,200 square feet in an office building in New Haven, Connecticut. We also lease other offices in Santa Cruz, California and Minneapolis, Minnesota. We have vacated the offices in Santa Cruz, California, as well as approximately 15,600 square feet of office space in New Haven, Connecticut. We have sublet the office space in Santa Cruz, California and are currently looking to sublease the vacated premises in New Haven. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations". In addition, we lease space for network equipment installations in a number of other locations. With respect to our arrangements to use space in traditional telephone companies' central offices, please see "Interconnection Agreements with Traditional Local Telephone Companies."


Item 3. Legal Proceedings

      A lawsuit for wrongful termination of employment was filed against us in the Superior Court in New Haven, Connecticut on July 29, 1999 by Frank W. Pereira, a former officer who was employed by us for less than two months. Plaintiff's claims are based chiefly on his allegation that we terminated his employment because he allegedly voiced concerns to senior management about the feasibility of our second and third tier city business strategy. The plaintiff is principally seeking compensatory damages for wages and unvested stock options. We deny the plaintiff's allegations and believe that his claims are without merit. We plan to defend the case vigorously.

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

      From time to time, we may be involved in other litigation concerning claims arising in the ordinary course of our business, including claims brought by former employees and claims related to acquisitions. We do not currently believe that any of these legal claims or proceedings will result in a material adverse effect on our business, financial position, results of operations or cash flows.


Item 4. Submission of Matters to a Vote of Security Holders

      DSL.net held a special meeting of the holders of shares of its mandatorily redeemable convertible series X preferred stock, par value $.001 per share, on December 23, 2001, to consider and vote upon the authorization and issuance of up to 15,000 shares of mandatorily redeemable convertible series Y preferred stock, par value $.001 per share, with the voting powers, preferences and relative, participating, optional and other special rights set forth in the Certificate of Designation of the series Y preferred stock. Holders of an aggregate of 10,000 shares of series X preferred stock, representing all of the issued and outstanding shares of series X preferred stock entitled to vote at the special meeting, were present. At the special meeting, the holders of shares of series X preferred stock unanimously approved the authorization and DSL.net's becoming obligated to issue, up to 15,000 shares of series Y preferred stock, with the designation, powers, preferences and relative, participating, optional and other special rights of the shares of such series, and the qualifications, limitations and restrictions thereof, set forth in the certificate of designation for the series Y preferred stock, which rights, preferences and privileges are on parity with series X preferred stock.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      As of March 18, 2002, there were approximately 551 holders of record of our common stock. Our common stock is listed for quotation on the Nasdaq National Market under the symbol "DSLN".

      The range of high and low sales prices per share of DSL.net's common stock as reported on the Nasdaq National Market for the two most recent fiscal years are shown below. The last trading price of DSL.net common stock on March 18, 2002 was $ .80 per share.

          Quarter Ended               High         Low
          -------------             -------      -------
          March 31, 2000            $32.563      $14.000
          June 30, 2000              22.250        6.125
          September 30, 2000         10.375        2.406
          December 31, 2000           3.500        0.469
          March 31, 2001              4.000        0.530
          June 30, 2001               1.690        0.625
          September 30, 2001          1.020        0.140
          December 31, 2001           1.490        0.150

Recent Sales of Unregistered Securities

      In November 2001, DSL.net sold an aggregate of 6,000 shares of Series X preferred stock for an aggregate purchase price of $6,000,000. At the option of the holder thereof, each share of Series X preferred stock may be converted into approximately 5,555.56 shares of common stock, subject to adjustment for certain subsequent dilutive issuances and stock splits.

      In December 2001, DSL.net sold an additional aggregate of 4,000 shares of Series X preferred stock for an aggregate purchase price of $4,000,000. DSL.net also sold an aggregate of 6,469 shares of Series Y preferred stock for an aggregate purchase price of $6,469,000 in December 2001. Shares of Series Y preferred stock are not convertible into shares of common stock until the DSL.net certificate of incorporation is amended to increase the number of authorized shares of common stock to at least 250,000,000 shares, at which time each share of Series Y preferred stock will become convertible, at the option of the holder thereof, into 2,000 shares of common stock, subject to adjustment for certain subsequent dilutive issuances and stock splits.

      In March 2002, DSL.net sold an additional aggregate of 10,000 shares of Series X preferred stock for an aggregate purchase price of $10,000,000.

      No underwriters were involved in the foregoing sales of securities. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder.

Dividend Policy

      We have never declared or paid any cash dividends on our common stock and currently intend to retain any future earnings for the future operation and expansion of our business. In addition, prior to and in preference to any declaration or payment of any cash dividends on our common stock, the holders of Series X and Series Y preferred stock are entitled to receive cumulative dividends of $120.00 per share per annum when and as declared by the DSL.net board of directors. All such dividends on the Series X and Series Y preferred stock accrue monthly and are payable in cash, except in the case of the conversion of the Series X or Series Y preferred stock, as the case may be, into common stock, in which case dividends may be paid, at the sole option of DSL.net, in shares of DSL.net common stock. Notwithstanding the foregoing, accrued but unpaid dividends are payable upon the earliest to occur of:

      . the liquidation, dissolution, winding up or change in control of DSL.net,

      . the conversion of the series X or series Y preferred stock, as the case may be, into common stock, and

      . the redemption of the series X or series Y preferred stock, as the case may be.

Accordingly, we do not anticipate that any cash dividends will be declared or paid on our common stock in the foreseeable future.


Item 6. Selected Consolidated Financial Data

      We were incorporated on March 3, 1998 and commenced operations on March 28, 1998. The following historical data for the period from inception (March 3, 1998) through December 31, 1998 and the years ended December 31, 1999, 2000 and 2001, except for "Other Data," has been derived from our financial statements audited by PricewaterhouseCoopers LLP, independent accountants. Our balance sheets at December 31, 2000 and 2001 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1999, 2000 and 2001 and notes thereto appear elsewhere in this annual report on Form 10-K.

      You should refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the more complete financial information included elsewhere in this annual report on Form 10-K.

                                                 Period From
                                                  Inception
                                               (March 3, 1998)
                                                   Through
                                                 December 31,                 Years Ended December 31,
                                               ---------------    -----------------------------------------------
                                                     1998              1999             2000             2001
                                               ---------------    -------------    -------------    -------------
Statement of Operations Data:
Revenue ....................................   $        31,533    $   1,312,546    $  17,789,410    $  41,969,411
Operating expenses:
      Network and operations ...............           121,310        7,983,364       63,123,716       90,078,580
      General and administrative ...........         2,653,544        7,826,052       19,780,177       25,678,878
      Sales and marketing ..................            35,961        7,543,191       26,236,619       14,064,589
      Depreciation and amortization ........             5,744        1,831,331       21,132,583       28,042,645
                                               ---------------    -------------    -------------    -------------
         Total operating expenses ..........         2,816,559       25,183,938      130,273,095      157,864,692

Operating loss .............................        (2,785,026)     (23,871,392)    (112,483,685)    (115,895,281)

Interest (expense) income, net .............            (4,611)       1,889,312        6,729,657          455,033
Other expense ..............................                --           (6,233)          (9,120)         (13,434)
                                               ---------------    -------------    -------------    -------------
Net loss ...................................   $    (2,789,637)   $ (21,988,313)   $(105,763,148)   $(115,453,682)

Exchange of preferred stock ................                --      (11,998,000)              --               --
Dividends on preferred stock ...............                --               --               --         (121,613)
Accretion of preferred stock ...............                --               --               --         (348,673)
                                               ---------------    -------------    -------------    -------------
Net loss applicable to common stockholders .   $    (2,789,637)   $ (33,986,313)   $(105,763,148)   $(115,923,968)
                                               ===============    =============    =============    =============

Net Loss Per Common Share Data:
Net Loss per common share, basic and diluted   $         (0.55)   $       (2.05)   $       (1.75)   $       (1.81)
Shares used in computing net loss per share          5,118,342       16,549,535       60,593,437       63,938,960

Cash Flow Data:
Used in operating activities ...............   $      (153,505)   $  (6,342,720)   $ (74,985,739)   $ (62,989,559)
Used in investing activities ...............          (290,082)     (49,263,772)     (60,225,324)      (2,920,684)
Provided by financing activities ...........           483,066      121,142,314      141,959,673       12,871,317

Other Data:
Adjusted EBITDA (A) ........................   $      (356,010)   $ (17,931,595)   $ (88,158,882)   $ (86,650,918)
Capital expenditures .......................           290,082       33,811,121       55,942,721        5,344,788

                                                                           December 31,
                                               ------------------------------------------------------------------
                                                     1998              1999             2000             2001
                                               ---------------    -------------    -------------    -------------
Balance Sheet Data:
Cash, cash equivalents and marketable
  securities ...............................   $        39,479    $  79,452,444    $  76,434,982    $  19,630,758
Total assets ...............................           369,980      117,631,772      194,805,921       81,023,902
Long-term obligations (including current
  portion) .................................           433,161        3,055,625       14,114,457        7,462,759
Mandatorily Redeemable Convertible
  Preferred Stock ..........................                --               --               --          470,286
Stockholders' equity (deficit) .............   $      (315,865)   $ 100,732,886    $ 149,417,439    $  50,724,540

      (A) Adjusted EBITDA, shown above under "Other Data", consists of net loss excluding net interest, taxes, depreciation, amortization of intangibles and non-cash stock compensation expense. The title of this item has been changed from EBITDA to conform to the SEC's current policy regarding the definition of EBITDA; however, the components of this item remain unchanged from our prior reporting of EBITDA. Other companies, however, may calculate

Adjusted EBITDA differently from us. We have provided Adjusted EBITDA because it is a measure of financial performance commonly used for comparing companies in the telecommunications industry in terms of operating performance, leverage, and ability to incur and service debt. Adjusted EBITDA is not a measure determined under generally accepted accounting principles. Adjusted EBITDA should not be considered in isolation from, and you should not construe it as a substitute for:

      .     operating loss as an indicator of our operating performance,

      .     cash flows from operating activities as a measure of liquidity,

      . other consolidated statement of operations or cash flows data presented in accordance with generally accepted accounting principles, or

      .     as a measure of profitability or liquidity.

      The above financial data includes the operating results of acquisitions from their acquisition date, which consequently will effect the comparability of such financial data from year to year.


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


Overview

      We provide high-speed data communications, Internet access, and related services to small and medium sized businesses, primarily using digital subscriber line, or DSL, technology. We primarily target select second and third tier cities for the deployment of our own local DSL equipment. We began offering commercial service in May 1998 and, as of March 15, 2002, we operated equipment in 199 cities. In first tier cities, and certain other markets where we have not deployed our own equipment, we utilize the local DSL facilities of other carriers to provide service.

      We have incurred operating losses and net losses for each month since our formation. For the years ended December 31, 1999, 2000, and 2001, we experienced net cash outflows from operating and investing activities. As of December 31, 2000 and 2001, we had accumulated deficits of approximately $132,943,100 and $248,396,800, respectively.

      In an effort to increase revenue from our installed network and conserve capital, in the fourth quarter of 2000, we decided to suspend the build-out of additional central offices and focus our efforts on increasing revenue through targeted marketing to increase penetration in our existing service areas and by introducing more services. In addition, in order to reduce costs, we (i) suspended network connections by shutting off the power and communication connections to approximately 100 central offices, which were not being used to service customers at the time, (ii) consolidated operating facilities and vacated certain leased premises and (iii) significantly reduced staff. We also began actively pursuing opportunities for additional equity financing.

      Near the end of the second quarter of 2001, since we still had not received additional financing and were continuing to incur significant operating losses, we initiated further cost reduction actions including (i) additional reductions in force, (ii) closing our Santa Cruz office and vacating unused office space in our headquarters building and (iii) closing the 100 non-active central offices (discussed above), together with approximately 250 then active central offices, which required removal of our equipment and vacating the premises. Closure of the active central offices also required re-routing a number of customers and ultimately resulted in our losing approximately 840 customers, or approximately 4% of our customer base. We also had another significant staff reduction during the fourth quarter of 2001.

      All of the above-described actions were designed to significantly reduce operating costs and cash outflows, but necessitated significant restructuring charges related to: (i) closing of our central offices and resulting asset write-offs, (ii) costs related to vacated facilities and (iii) severance costs. In addition, we incurred impairment write-offs of goodwill pertaining to our Tycho and Trusted Net acquisitions. These restructuring and impairment charges are more fully discussed below.

      In November and December of 2001, we were successful in securing additional equity financing from existing and new investor groups in accordance with two purchase agreements which provide for the sale of up to an aggregate of $35 million in series X and Y mandatorily redeemable convertible preferred stock. In accordance with those agreements, in November 2001, we sold an aggregate of 6,000 shares of series X preferred stock and in December 2001, we sold an additional 4,000 shares of series X preferred stock and 6,469 shares of series Y preferred stock for gross proceeds of $16,469,000, before direct issuance costs. We also received in December of 2001, a $3,531,000 loan from the series Y investors. Subject to Stockholder approval at our annual meeting of stockholders, which is currently expected to occur on May 29, 2002, and certain other closing conditions, we currently expect to sell an additional 8,531 shares of series Y preferred stock during the second quarter of 2002, of which some of the proceeds will be used to repay this loan. In March 2002, in accordance with above mentioned purchase agreements, we sold an additional 10,000 shares of series X preferred stock for an aggregate purchase price of $10,000,000.

      In addition to our internal sales and marketing efforts, we have grown our customer base by acquiring end users of other Internet service providers and companies offering broadband access. We continuously identify and evaluate acquisition candidates, and in many cases engage in discussions and negotiations regarding potential acquisitions. Acquisition candidates include both individual customer lines and whole businesses. Our discussions and negotiations may not result in an acquisition. Further, if we make any acquisitions, we may not be able to operate any acquired assets or businesses profitably or otherwise successfully implement our expansion strategy. We intend to continue to seek out additional opportunities for further acquisitions, which we believe represents a distinct opportunity to accelerate our growth.

      In 2002, we currently expect minimal expenditures for capital equipment and expect continued reductions in the size of our operating losses, net losses and net operating cash outflows as we continue to see the benefits from the cost reduction actions completed in 2001. We believe that, based on our current plans, we now have sufficient capital resources to opportunistically grow our revenue, through either acquisitions or internally generated growth, and to achieve positive cash flow.

      Our financial performance will vary, and when we achieve profitability or become cash flow positive will depend on a number of factors, including:

      . development of the high-speed data communications industry and our ability to compete effectively;

      .     amount, timing and pricing of customer revenue;

      . availability, timing and pricing of acquisition opportunities, and our ability to capitalize on such opportunities;

      . commercial acceptance of our service and attaining expected penetration within our target markets;

      .     our ability to recruit and retain qualified personnel;

      .     up front sales and marketing expenses;

      . cost and utilization of our network components which we lease from other telecommunications providers, including other competitive carriers;

      . our ability to establish and maintain relationships with marketing partners;

      . successful implementation and management of financial, information management and operations support systems to efficiently and cost-effectively manage our growth; and

      . favorable outcome of federal and state regulatory proceedings and related judicial proceedings, including proceedings relating to the 1996 Telecommunications Act.

Critical Accounting Policies, Estimates and Risks

      Financial Reporting Release No. 60, which was released in December 2001, by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. We have identified the accounting principles critical to our business and results of operations. Note 2 to our financial statements includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

      In addition, Financial Reporting Release No. 61, which was released in December 2001, by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

      Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. The markets for our services are characterized by intense competition, rapid technological development, regulatory and legislative changes, and frequent new product introductions, all of which could impact the future value of our assets and liabilities.

      We evaluate our estimates on an on-going basis. The most significant estimates relate to revenue recognition, goodwill and other long-lived assets, the allowance for doubtful accounts, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

      Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

      We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, (SAB N0. 101) "Revenue Recognition in Financial Statements", which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees.

      Revenue is recognized pursuant to the terms of each contract on a monthly service fee basis which vary based on the speed of the customer's Internet connection and the services ordered by the customer. The monthly fee includes phone line charges, Internet access charges, the cost of the equipment installed at the customer's site and the other services we provide, as applicable. Revenue that is billed in advance of the services provided is deferred until the services are rendered. Revenue related to installation charges is also deferred and amortized to revenue over 18 months. Related direct costs incurred (up to the amount of deferred revenue) are also deferred and amortized to expense over 18 months. Any excess direct costs over installation charges are charged to expense as incurred. In certain instances, we negotiate credits and allowances for service related matters. We establish a reserve for such credits based on historical experience.

      We seek to price our services competitively. The market for high-speed data communications services and Internet access is rapidly evolving and intensely competitive. While many of our competitors and potential competitors enjoy competitive advantages over us, we are pursuing a significant market that, we believe, is currently under-served. Although pricing is an important part of our strategy, we believe that direct relationships with our customers and consistent, high quality service and customer support will be key to generating customer loyalty. During the past several years, market prices for many telecommunications services and equipment have been declining, a trend that might continue.

Goodwill and Other Long-Lived Assets

      We account for our long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," which requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets.

      Effective January 1, 2002, we will adopt SFAS No. 142, "Goodwill and Other Intangible Assets". This statement requires that the amortization of goodwill be discontinued and instead an impairment approach be applied. The impairment tests will be performed during the first quarter of adoption and annually thereafter (or more often if adverse events occur) and will be based upon a fair value approach rather than an evaluation of the undiscounted cash flows. If impairment exists, under SFAS No. 142, the resulting charge is determined by the recalculation of goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill.

      Other long-lived assets, such as identifiable intangible assets and fixed assets, are amortized or depreciated over their estimated useful lives. These assets are reviewed for impairment whenever events or circumstances provide evidence that suggests that the carrying amount of the assets may not be recoverable, with impairment being based upon an evaluation of the identifiable undiscounted cash flow. If impaired, the resulting charge reflects the excess of the asset's carrying cost over its fair value.

      If market conditions become less favorable, future cash flows (the key variable in assessing the impairment of these assets) may decrease and as a result we may be required to recognize impairment charges.

Allowance for Doubtful Accounts

      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We sell our services directly to end users mainly consisting of small to medium sized businesses, as opposed to selling to Internet service providers who then resell such services. We believe that we do not have significant exposure or concentrations of credit risk with respect to any given customer. However, if the country or any region we service, experiences an economic downturn, the financial condition of our customers could be adversely affected, which could result in their inability to make payments to us. This could require additional provisions for allowances. In addition, a negative impact on revenue related to those customers may occur.

Income Tax

      We use the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carryforwards, all calculated using presently enacted tax rates.

      We have not generated any taxable income to date and, therefore, have not paid any federal income taxes since inception. Our state and federal net operating loss carryforwards begin to expire in 2004 and 2019, respectively. Use of our net operating loss carryforwards may be subject to significant annual limitations resulting from a change in control due to our recent sales of series X and series Y preferred stock. We are currently assessing the potential impact resulting from these transactions. We have provided a valuation allowance for the full amount of the net deferred tax asset since management has not determined that these future benefits will more likely than not be realized.

Litigation

      From time to time, we may be involved in litigation concerning claims arising in the ordinary course of our business, including claims brought by former employees and claims related to acquisitions. We record liabilities when a loss is probable and can be reasonably estimated. These estimates are based on an analysis made by internal and external legal counsel which considers information known at the time. We believe we have made reasonable estimates in the past; however, court decisions could cause liabilities to be incurred in excess of estimates.

Results of Operations

      The following table depicts our results of operations data and the components of net loss as a percentage of revenue:

                                                    Year Ended December 31,
                                                ------------------------------
                                                  1999        2000       2001
                                                --------     ------     ------
Revenue                                            100.0%     100.0%     100.0%
                                                --------     ------     ------
Operating expenses:
   Network and operations
  (including stock compensation)                   608.2%     354.8%     214.6%

   General and administrative
   (including stock compensation)                  596.2%     111.2%      61.2%

   Sales and marketing
   (including stock compensation)                  574.7%     147.5%      33.5%

   Depreciation and amortization                   139.5%     118.8%      66.8%
                                                --------     ------     ------

Total operating expenses                         1,918.7%     732.3%     376.1%


Operating loss                                  (1,818.7)%   (632.3)%   (276.1)%

Interest income, net                               143.9%      37.8%       1.1%

Other expense, net                                  (0.5)%     (0.1)%     (0.0)%

                                                --------     ------     ------

Net loss                                        (1,675.2)%   (594.5)%   (275.1)%
                                                ========     ======     ======

Net loss applicable to common stockholders:

   Net loss                                     (1,675.2)%   (594.5)%   (275.1)%

   Exchange of preferred stock                    (914.1)%       --%        --%

   Dividends on preferred stock                       --%        --%      (0.3)%

   Accretion of preferred stock                       --%        --%      (0.8)%
                                                --------     ------     ------

Net loss applicable to common stockholders      (2,589.3)%   (594.5)%   (276.2)%
                                                ========     ======     ======

      Revenue. Revenue is recognized pursuant to the terms of each contract on a monthly service fee basis, which vary based on the speed of the connection and the services ordered. The monthly fee includes all phone line charges, Internet access charges, the cost of the modem installed at the customer's site and the other services we provide, as applicable.

      Revenue increased from approximately $1,313,000 for the year ended December 31, 1999 to approximately $17,789,000 and approximately $41,969,000 for the years ended December 31, 2000 and 2001, respectively. Revenue increased primarily due to the expansion of our network, the increased number of customers subscribing for our services and contributions from acquisitions, primarily Vector Internet Services, Tycho Networks, and certain assets of Exario Networks, during 2000 and Covad Safety Net customers and Zyan Communications customers during 2001. The revenue attributable to contributions from acquired businesses was approximately $170,000, $6,263,000 and $5,326,000 for the years ended December 31, 1999, 2000 and 2001, respectively. We currently expect revenue to increase in future periods as we continue our sales and marketing efforts in our existing service areas, introduce additional services and acquire additional customer lines.

      Network and Operations. Our network and operations expenses include costs related to personnel, monthly fees for telecommunications lines between customers, central offices, network service providers and our network, customer line installation, Internet access and other overhead costs. Our costs for customer lines will increase as we add customers. We lease high-speed lines and other network capacity to connect our central office equipment and our network. Additional costs are incurred to connect to the Internet. We expect these costs to increase as the volume of data communications traffic generated by our customers increases.

      Network and operations expenses increased from approximately $7,984,000 for the year ended December 31, 1999 to approximately $63,124,000 and approximately $90,079,000 for the years ended December 31, 2000 and 2001, respectively. The increase in network and operations expenses between 1999 and 2000 was primarily attributable to increased telecommunication costs and central office facilities costs, and increases in personnel and professional services. These increases resulted primarily from the expansion of our network and the increased number of customers subscribing for our services. The increase between 2000 and 2001 was primarily due to increases in restructuring charges (explained below) of approximately $29.3 million and increased telecommunication expenses of approximately $14.7 million, due to increased number of customers subscribing for our services, which were partially offset by reductions of approximately $5.1 million in salaries and benefits due to reductions in force, reductions of approximately $8.3 million in professional and consulting services, and reductions of approximately $3.6 million in facilities costs, travel and entertainment, recruiting costs, taxes and other expenses, resulting from our cost reduction initiatives.

      General and Administrative. Our general and administrative expenses consist primarily of costs relating to human resources, finance, administrative services, recruiting, insurance, legal services and operating facilities rent. General and administrative expenses increased from approximately $7,826,000 to $19,780,000 and to $25,679,000 for the years ended December 31, 1999, 2000 and
2001, respectively. The increase in general and administrative expenses between 1999 and 2000 was principally the result of increases in personnel and professional services and increases in office facility rents resulting from the development and expansion of our operating infrastructure. The increase from 2000 to 2001 was primarily attributable to increases of approximately $5.9 million in restructuring and impairment charges (discussed below) and approximately $2.3 million in bad debt expenses, which was partially offset by reductions of approximately $2.3 million in facilities costs, professional and consulting services, recruiting costs and other expenses, resulting from our cost reduction initiatives. The increase in bad debt expenses was primarily due to (i) a significant increase in customers and associated revenue, (ii) increased write-offs associated with customer line acquisitions and (iii) increased loss of customers due to our closure of approximately 350 central offices and various brief outages and service interruptions in the latter part of 2001, including service interruptions associated with the aftermath of the September 11th events.

      Sales and Marketing. Our sales and marketing expenses consist primarily of expenses for personnel, the development of our brand name, promotional materials, direct mail advertising and sales commissions and incentives. Sales and marketing expenses increased from approximately $7,543,000 for the year ended December 31, 1999, to approximately $26,237,000 for the year ended December 31, 2000, and then decreased to approximately $14,065,000 for the year ended

December 31, 2001. These expenses increased during 2000 primarily as a result of increased marketing and promotional activities, including direct mail, and increases in sales and marketing personnel. Reductions during 2001 were primarily due to approximately $4.0 million lower salaries and benefits due to reductions in force, approximately $3.2 million in lower marketing and advertising costs, approximately $2.9 million in lower professional and consulting services costs, approximately $0.9 million in lower travel and entertainment costs, approximately $0.7 million in lower recruiting costs and approximately $0.4 million in lower office and other expenses.

      Depreciation and amortization. Depreciation and amortization is primarily attributable to the following assets: (i) depreciation of network and operations equipment and DSL modems and routers installed at customer sites, (ii) depreciation of information systems and computer hardware and software, (iii) amortization and depreciation of the costs of obtaining, designing and building our collocation space and corporate facilities and (iv) amortization of intangible capitalized costs pertaining to acquired businesses and customer line acquisitions.

      Depreciation and amortization expenses were approximately $1,831,000, $21,133,000 and $28,043,000 for the years ended December 31, 1999, 2000, and
2001, respectively. Increases in such expenses primarily resulted from the significant expansion of our network and infrastructure and acquired businesses during late 1999 and 2000, partially offset by reduced depreciation and amortization in 2001 from assets written off due to our restructuring and impairment provisions (discussed below).

      Depreciation expense pertaining to assets for our network and operations was approximately $1,621,000, $15,119,000 and $18,132,000 for the years ended December 31, 1999, 2000 and 2001, respectively. Depreciation and amortization expenses pertaining to assets related to general and administrative expenses was approximately $210,000, $6,014,000 and $9,911,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

      During December 2000 and calendar year 2001, we wrote-off approximately $31 million of network equipment and other capitalized costs as part of our restructuring efforts, and incurred approximately $4 million in impairment charges pertaining to goodwill of acquired companies (see restructuring and impairments explained below). Accordingly, we expect that our depreciation and amortization expense related to such assets will be significantly reduced in 2002 and beyond. In addition, with the implementation of SFAS 142 (discussed above), we will discontinue amortizing approximately $8.5 million of goodwill associated with acquired businesses. We recorded approximately $2.5 million of amortization related to this goodwill in 2001 and would have recorded an equal amount in 2002. In lieu of amortization, we are required to make an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the first quarter of 2002. We do not expect the results of our review to have a material impact on the results of operations.

      Stock Compensation. We incurred non-cash stock compensation expenses as a result of the granting of stock and stock options to employees, directors and members of our former board of advisors with exercise prices per share subsequently determined to be below the fair values per share of our common stock for financial reporting purposes at the dates of grant. The stock compensation, if vested, was charged immediately to expense, while non-vested compensation is being amortized over the vesting period of the applicable options or stock, which is generally 48 months. Unvested options for terminated employees are cancelled and the value of such options are recorded as a reduction of deferred compensation with an offset to additional paid-in-capital. In addition, in fiscal 2000, we recorded $870,000 of non-cash compensation expense relating to the vesting of stock options held by members of our former advisory board.

      Non-cash stock compensation expenses were approximately $4,123,000, $3,192,000 and $1,202,000 for the years ended December 31, 1999, 2000, and 2001, respectively. The
unamortized balance as of December 31, 2000 and 2001, of approximately $3,931,000 and $1,668,000, respectively, are being amortized over the remaining vesting period of each grant, and are expected to be fully amortized by June 30, 2003.

      As of December 31, 2000 and 2001, options to purchase 7,318,612 and 13,877,394 shares of common stock, respectively, were outstanding, which were exercisable at weighted average exercise prices of $4.07 and $1.69 per share, respectively.

      Interest Expense (Income), Net. For the year ended December 31, 1999, net interest income of approximately $1,889,000 included $2,077,000 of interest income partially offset by $188,000 of interest expense. Net interest income of approximately $6,730,000 for the year ended December 31, 2000 included $8,538,000 of interest income partially offset by $1,808,000 of interest expense. For the year ended December 31, 2001, net interest income of approximately $455,000 included approximately $1,718,000 in interest income partially offset by $1,263,000 in interest expense. The increase in interest income in 2000 was primarily due to an increase in our cash and investment balances resulting from the sale of preferred stock and the sale of common stock in our initial public offering in 1999 and our follow-on public offering in 2000. The increase in interest expense in 2000 related to increased debt, primarily attributable to new capital lease obligations and other financing arrangements. The decrease in interest income in 2001 was caused by lower interest rates on significantly lower cash and investment balances. Lower interest expense in 2001, was caused by reductions in debt and capital lease obligations due to pay down of principal balances.

      Restructuring and Impairment Charges. In December 2000, we initiated a new business plan strategy designed to conserve our capital, reduce our losses and extend our cash resources. This strategy included the following actions: (i) further network expansion was curtailed; (ii) network connections to 100 central offices were suspended; (iii) certain facilities were vacated and consolidated;
(iv) operating expenses were reduced; and (v) headcount was reduced by approximately 140 employees. These actions resulted in a restructuring charge of approximately $3,542,000. The components of the restructuring charge were: (i) approximately $448,000 relating to severence expense for the 140 employees; (ii) approximately $1,078,000 for estimated costs resulting from the consolidation of our office facilities by vacating office space located in Milford, Connecticut, Santa Cruz, California, Atlanta, Georgia and Chantilly, Virginia, and (iii) approximately $2,016,000 for termination costs and write-offs associated with our decision to not accept certain central office collocation applications previously applied for, and to forego the completion of our build-out of certain other central offices.

      At December 31, 2000, approximately $362,000 of severance costs and approximately $1,416,000 of capitalized collocation application fees had been charged against the restructuring reserves. The remaining reserve balance of approximately $1,764,000 was included in our accrued liabilities at December 31, 2000.

      In March 2001, we re-evaluated our restructuring reserve and booked an increase in the reserve of approximately $831,000, which was primarily related to delays in subleasing our vacated facilities and additional estimated costs pertaining to our suspended central offices.

      In June 2001, due to the lack of liquidity in the financial markets, we further re-evaluated our business plans and determined that additional actions were necessary to further reduce our operating losses, cash burn rate and total funding requirements. These actions included: (i) closure of approximately 100 non-active and 250 active central offices; and (ii) an additional reduction-in-force of approximately 90 employees. These actions resulted in additional restructuring and impairment charges of approximately $32,503,000. Included in this amount were: (i) approximately $272,000 relating to severance expenses for the 90 employees; (ii) approximately $26,079,000 for the costs associated with the our decision to close 350 central offices, which includes approximately $2,545,000 relating to termination and equipment removal fees and approximately $23,534,000 in write-off of fixed assets; (iii) approximately $1,641,000 for additional estimated costs resulting from delays and expected losses in subleasing vacated office space located in Santa Cruz, California; Atlanta, Georgia; Milford, Connecticut; and Chantilly, Virginia;
(iv) $1,356,000 for write-downs of additional equipment no longer in use; and
(v) $3,155,000 for impairments of goodwill. The goodwill impairment analysis was accomplished by comparing the carrying value of the assets with the expected future net cash flows generated over the remaining useful life of the assets. Since the carrying value was more than the expected future net cash flows, the goodwill was reduced to the net present value of the expected future net cash flows. Of this amount, $2,124,000 related to a reduction in the goodwill for our acquisition of Tycho Networks, Inc. ("Tycho") and $1,031,000 related to a reduction in the goodwill for our acquisition of certain assets of Trusted Net Media Holdings, LLC ("Trusted Net"). These reductions in goodwill resulted in decreases in monthly amortization expense from approximately $56,800 to approximately $5,000 for Tycho, and from approximately $43,500 to approximately $20,600 for Trusted Net.

      During the third quarter 2001, due to limited available financing for our operations and other factors, we again re-evaluated our business plans and determined that additional actions were necessary to further reduce our operating losses, cash burn rate and total funding requirements. These actions included closure of the Tycho and Trusted Net facilities in Santa Cruz, CA and Atlanta, GA, respectively, and our decision not to install equipment in 100 new central offices. These actions resulted in additional restructuring and impairment charges of approximately $4,748,000. Included in this amount were:
(i) increases of approximately $4,451,000 relating to the write-off of equipment; (ii) approximately $376,000 for additional estimated costs relating to the delays and losses in subleasing vacated office space located in Santa Cruz, California and Milford, Connecticut; (iii) approximately $246,000 in additional costs for equipment removal fees associated with our previous decision to close certain central offices; and (iv) approximately $800,000 for impairments of goodwill. These increases in the restructuring reserve were partially offset by a reduction of approximately $1,125,000 in previously reserved amounts relating to estimated termination fees associated with our previous decision to close certain central offices, as we were successful in negotiating significantly reduced fees at many of the closed central office locations. The goodwill impairment analysis was accomplished by comparing the carrying value of the assets with the expected future net cash flows generated over the remaining useful life of the assets. As a result of this analysis, expected future net cash flows were determined to be insignificant and, as the carrying value was more than these expected future net cash flows, the balance of goodwill was written off. Of this amount, approximately $170,000 related to a reduction in the goodwill for the our acquisition of Tycho and approximately $630,000 related to a reduction in the goodwill for our acquisition of certain assets of Trusted Net.

      During the fourth quarter 2001, we had an additional reduction in force of approximately 84 employees. This resulted in an additional restructuring charge for severance of approximately $164,000, which was partially offset by a reduction of approximately $153,000 in previously reserved amounts related to the write-down of certain fixed assets. In addition, we re-classified amounts previously reserved for equipment removal to estimated termination fees as we were successful in negotiating reduced fees for equipment removal at many of the closed central office locations. In addition, our impairment analyses of long-lived assets resulted in a $500,000 impairment write-off of a long-term investment.

      The following table summarizes the additions and charges to the restructuring reserve from December 2000 through December 2001, and the remaining reserve balances at December 31, 2001:

                             (dollars in thousands)

                                                       Central    Central      Fixed                 Impairment
                                                        Office     Office      Asset     Impairment      of
                                            Facility    Term.      Equip.      Write         of      Long-term
                               Severance     Leases     Fees      Removal       Off       Goodwill   Investment   Total
                               ---------    -------    -------    -------    --------    ----------    -----    --------
Additions to the
 reserve, Dec. 2000            $     448    $ 1,078    $   600    $    --    $  1,416    $       --    $  --    $  3,542

Charges to the
  reserve                           (362)                                      (1,416)                            (1,778)
                               ---------    -------    -------    -------    --------    ----------    -----    --------
Reserve balance at
  Dec. 31, 2000                $      86    $ 1,078    $   600    $    --    $     --    $       --    $  --    $  1,764

Additions to the
 reserve:                            436      2,408        215      1,451      29,628         3,955      500      38,593

Charges to the
 reserve                            (522)    (2,290)      (500)    (1,451)    (29,628)       (3,955)    (500)    (38,846)
                               ---------    -------    -------    -------    --------    ----------    -----    --------
Reserve balance at
 Dec. 31, 2001                 $      --    $ 1,196    $   315    $    --    $     --    $       --    $  --    $  1,511
                               =========    =======    =======    =======    ========    ==========    =====    ========

      The restructuring reserve charges during the year ended December 31, 2000 of approximately $3,542,000 included approximately $2,263,000 in network and operations expenses, approximately $1,118,000 in general and administrative expenses and approximately $161,000 in sales and marketing expenses on the consolidated statements of operations.

      The restructuring reserve charges for the year ended December 31, 2001 included approximately $31,528,000 in network and operations expenses, approximately $6,998,000 in general and administrative expenses, and approximately $67,000 in sales and marketing expenses on the consolidated statements of operations. The remaining reserve balance of approximately $1,511,000 was included in the Company's accrued liabilities at December 31, 2001.

      Net Loss. Net loss of approximately $21,988,000 for the year ended December 31, 1999 increased to approximately $105,763,000 for the year ended December 31, 2000 and to approximately $115,454,000 for the year ended December 31, 2001.

Liquidity and Capital Resources

      We have financed our capital expenditures and operations primarily with the proceeds from the sale of stock and from borrowings, including equipment lease financings. As of December 31, 2001, we had cash and cash equivalents of approximately $19,631,000 and working capital of approximately $3,585,000.

      Net cash provided by financing activities in the years ended December 31, 1999, 2000 and 2001, were approximately $121,142,000, $141,960,000 and
$12,871,000, respectively. This cash primarily resulted from the sale of our capital stock. We have used, and intend to continue using, the proceeds from these financings primarily to implement our business plan and for working capital and general corporate purposes. We have also used, and may in the future use, a portion of these proceeds to acquire complementary businesses or assets.

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

      In May 1999, we entered into a secured credit facility (the "Credit Facility") with a bank to provide up to $5,000,000 for the purchase of telecommunications and office equipment and vehicles. The Credit Facility expired in May 2000 and converted to a term loan payable over 36 months. The Credit Facility bore interest on outstanding borrowings at 1% over the higher of the bank's prime rate or the federal funds rate plus 0.5%. As of December 31, 2000 and July 31 2001, amounts outstanding under this line of credit bore interest at annual rates of 10.5% and 7.75%, respectively. The Credit Facility was secured by a lien on certain equipment and vehicles owned by us and located at our principal office, and imposed certain financial and other covenants requiring us to maintain certain financial ratios and limited new indebtedness, the creation of liens, types of investments, mergers, consolidations and the transfer of all or substantially all of our assets. As of December 31, 2000, there was approximately $3,545,000 outstanding on this term loan. In April 2001, we amended the term loan with the bank. The financial covenants relating to the maintenance of certain financial ratios were eliminated in their entirety, the maturity date of the loan was accelerated to August 1, 2001 and certain certificates of deposit equal to the outstanding loan amount were pledged as additional collateral. On August 1, 2001, we settled the outstanding loan obligation in full and approximately $37,000 in unamortized deferred costs were written off. Financing costs associated with the Credit Facility of approximately $83,900 were deferred over the four-year life of the facility and term loan. Amortization expense related to the deferred costs for the years ended December 31, 2000 and 2001 was approximately $20,967 and approximately $48,927, respectively.

      In March 1999, we entered into a 36-month lease facility to finance the purchase of up to an aggregate of $2,000,000 of equipment. Amounts financed under this lease facility bear an interest rate of 8% or 9%, depending on the type of equipment, and are secured by the financed equipment. In July 2000, we entered into a 48-month lease agreement with an equipment vendor to finance the purchase of network equipment. We have leased approximately $8,900,000 under this agreement. Amounts financed under this agreement bear an interest rate of 12% and are secured by the financed equipment. In addition, during 1999 and 2000, we purchased and assumed through acquisition certain equipment and computer software under other capital leases, which are being repaid over periods ranging from 24 months to 60 months at rates ranging from 7.5% to 15%. In the aggregate, there was approximately $10,477,000 and $7,463,000 outstanding under capital leases at December 31, 2000 and 2001, respectively.

      As a result of the development of our operating infrastructure and recent acquisitions, we have entered into certain long-term agreements providing for fixed payments. Under our facility operating leases, minimum office facility operating lease payments are approximately $2,899,000 in 2002, $1,955,000 in 2003, $1,589,000 in 2004 and $577,000 in 2005. We also have long-term purchase commitments with WorldCom and AT&T for data transport services with minimum payments due even if our usage does not reach the minimum amounts. The WorldCom commitment began in May 2000 and requires minimum purchases of $4,800,000 per contract year. The WorldCom contract ends in November, 2004. The AT&T commitment was renegotiated on January 23, 2002 and requires minimum purchases of $1,100,000 for the contract year ending in November 2002 and $987,000 for the contract year ending in October 2003. We also have a commitment to purchase $17,600 per month of certain additional network capacity from AT&T throughout the commitment period.

      As part of our restructuring in December 2000, we vacated certain office space in Milford, Connecticut and Chantilly, Virginia and did not occupy certain space in Santa Cruz, California. During 2001, we vacated our office space located in Atlanta, Georgia and Santa Cruz, California.

As of December 31, 2001, we have been successful in terminating our lease for office space in Chantilly, Virginia and in assigning our lease in Atlanta, Georgia. We have entered into a 14-month sublease agreement on our office space in Santa Cruz, California with a one year renewal option. In February 2002, we were successful in terminating our obligations under the lease for office space in Milford, CT.

      On December 1, 1999, we acquired Tycho Networks, Inc. ("Tycho") which is based in Santa Cruz, California. Tycho provides Internet access, web hosting and related services throughout central coastal California. The approximate net purchase price of $3,267,000 before transaction costs associated with the acquisition, consisted of cash payments at closing of approximately $1,576,000 (including notes paid at closing of approximately $793,000), amounts due to the selling stockholders and others after the closing of approximately $802,000, net liabilities assumed of approximately $530,000 and other costs of approximately $359,000. All amounts due to Tycho Networks selling stockholders have been paid.

      On April 3, 2000, we acquired certain assets and liabilities of Trusted Net Media Holdings, LLC. ("Trusted Net") This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The approximate net purchase price of $2,500,000, before transaction costs, consisted of cash payments at closing of approximately $2,097,000; amounts due to Trusted Net after the closing of approximately $350,000; and net liabilities assumed of approximately $53,000. In addition, we incurred transaction costs associated with the acquisition of approximately $150,000. The remaining amount due to Trusted Net at December 31, 2001, after certain offsets, as provided in the purchase agreement, was approximately $272,000.

      On May 26, 2000, we acquired Vector Internet Services, Inc. ("VISI"), an Internet solutions provider based in Minneapolis, Minnesota. This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The approximate net purchase price of $19,969,000, before transaction costs, consisted of cash payments at closing of approximately $8,800,000; amounts due to selling stockholders after the closing of approximately $2,200,000; common stock valued at $2,315,000; and the assumption of VISI employee stock options, which were valued at $6,654,000. In addition, we incurred transaction costs associated with the acquisition of approximately $452,000. All amounts due the selling stockholders of VISI were paid in 2001.

      On December 1, 2000, we acquired certain assets of Exario Networks, Inc. ("Exario"). This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair values at the date of acquisition. The approximate net purchase price of $4,463,000, before transaction costs, consisted of cash payments at closing of approximately $2,902,000 and amounts due to Exario after the closing of approximately $1,561,000 (the "Holdback Amount"). In addition, we incurred transaction costs associated with the acquisition of approximately $100,000.

      On April 26, 2001, we gave notice to Exario of our intent to pursue an indemnity claim against the Holdback Amount in accordance with the provisions of the Asset Purchase Agreement, dated December 1, 2000. The claim, originally estimated at $1,458,000 and subsequently modified to a final settlement amount of $1,415,000, related primarily to a request by us for reimbursement of the purchase price paid for those certain customer lines acquired from Exario that were on the NorthPoint Communications' network, which ceased operations during the first half of 2001.

      During the quarter ended June 30, 2001, we entered into agreements with Covad Communications, Inc. ("Covad") and Zyan Communications, Inc. ("Zyan"), a California-based

Internet service provider which had filed for bankruptcy protection, affording us the right to acquire up to 4,800 Zyan customer lines whose wholesale circuit connections were being supported by Covad. In accordance with the Covad agreement, the anticipated purchase price of $1,467,000 for these Zyan lines was escrowed at closing and restricted as of June 30, 2001. Ultimately, we were able to contract for service with and acquire approximately 2,800 former Zyan customers, for a purchase price of approximately $1,075,000. As of December 31, 2001, there were no amounts remaining in escrow. These Zyan customer line acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to customer lines acquired based on their estimated fair values at the date of acquisition.

      In 1999, 2000 and 2001, net cash used in our operating activities was approximately $6,343,000, $74,986,000 and $62,990,000, respectively. This cash was used for a variety of operating expenses, including salaries, consulting and legal expenses, network operations and overhead expenses.

      Net cash used in investing activities in 1999, 2000 and 2001, was approximately $49,264,000, $60,225,000 and $2,921,000, respectively. For the year ended December 31, 1999 approximately $33,811,000 was used for purchases of equipment and payment of collocation costs, approximately $13,274,000 was used for the purchase of marketable securities and approximately $1,576,000 was used to acquire Tycho. For the year ended December 31, 2000, approximately $55,943,000 was used primarily for the purchases of equipment and payment of collocation costs and approximately $14,049,000 was used for acquisitions and investments, excluding approximately $3,508,000 which was payable by us to selling stockholders at future dates. These expenditures were partially offset by proceeds from the sale of marketable securities of approximately $13,274,000. For the year ended, December 31, 2001, approximately $5,345,000 was used primarily for the purchase of equipment and approximately $1,797,000 was used for acquisition of customer lines. These expenditures were partially offset by approximately $456,000 in proceeds from sale of equipment and a $3,765,000 decrease in restricted cash, primarily resulting from our settlement of holdback payments attributable to acquisitions.

      The development and expansion of our business has required significant capital expenditures. Capital expenditures, including collocation fees, were approximately $33,811,000, $55,943,000 and $5,345,000 for the years ended
December 31, 1999, 2000 and 2001, respectively. The actual amounts and timing of our future capital expenditures will vary depending on the speed at which we expand our network and implement service for our customers. As a result of our decision to suspend further deployment of our network, our planned capital expenditures for 2002 are currently expected to be primarily for the purchase and installation at our customers' sites of the equipment necessary for us to provide our services, as well as for the continued development of our network and operational support systems. We currently anticipate spending approximately $0.7 million to $1.0 million for capital expenditures excluding acquisitions, during the year ending December 31, 2002. The actual amounts and timing of our capital expenditures could differ materially both in amount and timing from our current plans.

      We expect our operating losses, net operating cash outflows and capital expenditures to continue during 2002. We believe that our existing cash and short-term investments, cash generated from operations and proceeds committed from equity financings will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements through the first quarter of 2003 and beyond, until we attain cash flow positive status, based on our current business plans and projections, as approved by our board of directors. We intend to use our cash resources to finance our capital expenditures and for working capital and other general corporate purposes. We may also use a portion of these cash resources to acquire complementary businesses or other assets. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including the rate of market acceptance of our services and revenue growth, cash generated from operations, improvements in operating productivity, the availability of attractive acquisition opportunities and the extent and timing of our entry into new markets.

      Our capital requirements may vary based upon the timing and the success of implementation of our business plan and as a result of regulatory, technological and competitive developments or if:

      . demand for our services or our cash flow from operations is less than or more than expected;

      . our development plans or projections change or prove to be inaccurate;

      .     we make acquisitions; or

      . we accelerate additional deployment of our network or otherwise alter the schedule or targets of our business plan implementation.

Our financial statements included herein do not include any adjustments that might result from these uncertainties.


Recently Issued Accounting Pronouncements

      During fiscal 2000, we adopted the revenue recognition guidelines of SAB No.101, which changed the manner in which we recognize installation revenue and related direct costs. The cumulative effect of adoption of SAB No. 101 resulted in deferral of installation revenue and related direct costs of approximately $176,000 at January 1, 2000. The effect of the adoption for the year ended December 31, 2000, resulted in a deferral of installation revenue and related direct costs of approximately $735,000. Installation revenue deferred during the fourth quarter of 2000 was approximately $25,000. The comparable pro forma fourth quarter 1999 deferred installation revenue and related direct costs would have been approximately $101,400. The adoption of SAB No. 101 had no impact on net income for all periods reported.

      The following table sets forth the unaudited pro forma impact of SAB No. 101 adoption on previously reported quarterly revenue at December 31, 1999 and the unaudited revenue as adjusted for each quarter of the year 2000:

                                 Revenue as          Effect of         Revenue
Quarter Ended               Originally Reported     SAB No. 101      as Adjusted
-------------               -------------------     -----------      -----------

December, 31 1999                $  810,881          $(101,413)      $  709,468
March 31, 2000                   $1,737,306          $(333,176)      $1,404,130
June 30, 2000                    $3,785,626          $(279,760)      $3,505,866
September 30, 2000               $5,860,857          $ (97,128)      $5,763,729
December 31, 2000                $7,140,599          $ (24,914)      $7,115,685

      In July 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS") No. 141 and SFAS No. 142 "Goodwill and Other Intangible Assets" were issued. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired must meet to be recognized and reported separately from goodwill. The Company does not anticipate that adoption of SFAS No. 141 will have any material effect on the Company's financial position or results of operations.

      SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 (see "Critical Accounting Policies, Estimates and Risks" described above) With the the implementation of SFAS No. 142, we will discontinue amortizing approximately $8.5 million of goodwill associated with acquired businesses. We recorded approximately $2.5 million of amortization related to this goodwill in 2001 and would have recorded an equal amount in 2002.

      In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs that result from the acquisition, construction, or development and normal operation of a long-lived asset. Upon initial recognition of a liability for an asset retirement obligation, SFAS No. 143 requires an increase in the carrying amount of the related long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the assets useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material affect on our financial position or results of operations.

      In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" was issued. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of" and supercedes and amends certain other accounting pronouncements. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues associated with SFAS No. 121. Among other things, SFAS No. 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We do not anticipate, that adoption of SFAS No. 144 will have a material impact on our financial position and results of operations.

                                  RISK FACTORS

Special Note Regarding Forward-Looking Statements and Certain Other Information

      Some of the statements under "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business" and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements. We make such forward-looking statements under the provisions of the "Safe Harbor" section of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial or business performance and are identified by terminology such as "may", "might", "will", "should", "expect", "scheduled", "plan", "intend", "anticipate", "believe", "estimate", "potential", or "continue" or the negative of such terms or other comparable terminology. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors". Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation, and disclaim any obligation, to update or revise the information contained in this Annual Report on Form 10-K, whether as a result of new information, future events or circumstances or otherwise.

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

We Have Incurred Losses and Have Experienced Negative Operating Cash Flow to Date and Expect our Losses and Negative Operating Cash Flow to Continue

      We have incurred significant losses and experienced negative operating cash flow for each month since our formation. We expect to continue to incur significant losses and negative operating cash flow in 2002. Based on our current plans, we believe our existing cash and short-term investments, together with the cash expected to be generated from operations and proceeds from committed equity investments, will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements through the first quarter of 2003 and beyond, until such time as we are cash flow positive. However, there can be no assurance that our existing cash and short-term investments will be sufficient to meet our requirements or that we will eventually generate positive cash flow. If we do not become cash flow positive, or if our cash resources are not sufficient to fund us until such time as we become cash flow positive, we may need to raise additional financing through some combination of borrowings, leasing, vendor financing and the sale of equity or debt securities. There can be no assurance that we will be able to raise sufficient additional debt, equity or other capital on acceptable terms, if at all.

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

Our Business Model is Unproven, and May Not be Successful

      We do not know whether our business model and strategy will be successful. If the assumptions underlying our business model are not valid or we are unable to implement our business plan, achieve the predicted level of market penetration or obtain the desired level of pricing of our services for sustained periods, our business, prospects, financial condition and results of operations could be materially adversely affected. We have adopted a different strategy than certain other broadband Internet service providers and DSL providers. We focus on selling directly to small and medium sized businesses. Our unproven business model makes it difficult to predict the extent to which our services will achieve market acceptance. It is possible that our efforts will not result in significant market penetration, favorable operating results or profitability.

If our Services Fail to Achieve or Sustain Market Acceptance at Desired Pricing Levels, our Ability to Achieve Profitability or Positive Cash Flow Would be Impaired

      Prices for digital communication services have fallen historically. Accordingly, we cannot predict to what extent we may need to reduce our prices to remain competitive or whether we will be able to sustain future pricing levels as our competitors introduce competing services or similar services at lower prices. If our services fail to achieve or sustain market acceptance at desired pricing levels, our ability to achieve profitability or positive cash flow would be impaired, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

We Depend on Wholesale DSL Providers, Some of Whom are Competitors, to Provide us With Local DSL Facilites in Areas Where we Have Not Deployed our Own DSL Equipment

      In markets where we have not deployed our own local DSL equipment, we utilize local DSL facilities from wholesale providers, including Covad Communications, in order to provide service to our end-user customers. In these cases, we are dependent upon these wholesale carriers to provide, or arrange the provision of, the equipment and on-site wiring required to provide local DSL services to our end-user customers, as well as to provide and maintain the local DSL line. In general, these carriers may terminate the service they provide to us with little or no notice. These carriers may not continue to provide us with acceptable local DSL services for our customers on the scale, at the price levels and within the time frames we require, or at all. If we are unable to obtain acceptable DSL services from these wholesale carriers or they terminate the service they provide us, we may be required to install our own equipment in a central office and provide and install new equipment for our customers, or arrange for another wholesale carrier to do so. Obtaining space and provisioning equipment in a new central office is a lengthy and costly process. We cannot assure you that we, or another carrier with whom we work, would be able to obtain the space required in a central office on a cost effective basis, if at all, or that we could provide DSL services to such customers on a timely basis. Our failure to install and provide services to customers on a timely basis, or the disruption in the services provided to our customers, would likely result in the loss of many, if not all, of the customers in the affected locations, and could result in claims brought by these customers against us. This could have a material adverse effect on our competitive position, business, results of operations, financial position and prospects.

      Certain wholesale DSL providers with whom we work offer services that compete with ours, or have other customers whose services compete with ours. Such competing interests may affect the ability or willingness of these providers to provide us with acceptable services on acceptable terms. In addition, certain of these providers are relatively young companies that are facing substantial operational and financial challenges. Covad Communications Group, which had filed a pre-negotiated plan of reorganization and voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code, emerged from bankruptcy in December 2001. Nonetheless, there can be no assurances that Covad will be successful in managing its operations and business plans. The operational success and abilities of these carriers to operate their businesses could materially affect our business. The failure of any of these companies could cause us to lose customers and revenue, expose us to claims and otherwise have a material adverse effect on our competitive position, business, results of operations, financial position and prospects.

If we Fail to Recruit Qualified Personnel in a Timely Manner and Retain our Employees, we Will Not be Able to Execute our Business Plan and our Business Will be Harmed

      To execute our business plan, we need to hire and retain qualified personnel, particularly sales and marketing, engineering and other technical personnel. If we are unable to recruit qualified personnel in a timely manner or to retain our employees, we will not be able to execute our business plan. The reductions in workforce that we made in 2000 and 2001, and the competitive nature of our industry, may make it difficult to hire qualified personnel on a timely basis and to retain our employees.

Our Management Team is Critical and the Loss of Key Personnel Could Adversely Affect our Business

      We depend on a small number of executive officers and other members of senior management to work effectively as a team, to execute our business strategy and business plan, and to manage employees located in several locations across the United States. The loss of key managers or their failure to work effectively as a team could have a material adverse effect on our business and prospects. We do not have employment agreements with any of our executive officers, so any of these individuals may terminate employment at any time.

Our Failure to Establish and Maintain the Necessary Infrastructure to Support our Business and to Manage our Growth Could Strain our Resources and Adversely Affect our Business and Financial Performance

      We have had significant growth in the number of markets in which we provide service and the number of customers subscribing for our services. This growth has placed a significant strain on our management, financial controls, operations, personnel and other resources. We have deployed operations support systems to help manage customer service, bill customers, process customer orders and coordinate with vendors and contractors. Subsequent integration and enhancement of these systems could be delayed or cause disruptions in service or billing. To efficiently and cost-effectively manage our geographically dispersed business, we must continue to successfully implement these systems on a timely basis, and continually expand and upgrade these systems as our operations expand.

Disappointing Quarterly Revenue, Operating Results or Operating Statistics Could Cause the Price of our Common Stock to Fall

      Our quarterly revenue, operating results and operating statistics are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenue, operating results or operating statistics fall below the expectations of investors or security analysts, the price of our common stock could fall substantially. Our quarterly revenue, operating results and operating statistics may fluctuate as a result of a variety of factors, many of which are outside our control, including:

      .     the timing and success of acquisitions, if any;

      . the timing of the rollout of our services and any additional infrastructure, and the amount and timing of expenditures relating thereto;

      .     regulatory developments;

      . the rate at which we are able to attract customers and our ability to retain these customers at sufficient aggregate revenue levels;

      .     the availability of financing to continue our expansion;

      .     technical difficulties or network service interruptions; and

      . the introduction of new services or technologies by our competitors and resulting pressures on the pricing of our service.

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

We May be Subject to Risks Associated with Acquisitions

      We may not be able to compete successfully for acquisition opportunities, operate the acquired assets or businesses profitably or otherwise implement successfully our acquisition strategy. We have made a number of asset and business acquisitions. We intend to continue to seek out additional opportunities for further acquisitions, which we believe represents a distinct market opportunity to accelerate growth. We continuously identify and evaluate acquisition candidates and in many cases engage in discussions and negotiations regarding potential acquisitions. Our discussions and negotiations may not result in any acquisitions. There is significant competition for acquisition opportunities in our business. As the consolidation in our industry continues, this competition may intensify and increase the costs of capitalizing on such opportunities. We compete for acquisition opportunities with companies that have significant greater financial and management resources. Also, all or part of the purchase price of any future acquisition may be paid in cash, thus depleting our cash resources. In addition, an acquisition may not produce the revenue, earnings, cash flows or business synergies that we anticipate, and an acquired asset or business might not perform as we anticipated. Any such event may delay the time at which we expect to achieve profitability or positive cash flows. Further, if we pursue any future acquisition, our management could spend a significant amount of time and effort in identifying and completing the acquisition and may be distracted from the operation of our business. We will also have to devote a significant amount of management resources to integrating any acquired businesses with our existing operations, and that may not be successful.

Our Services are Subject to Federal, State and Local Regulation, and Changes in Laws or Regulations Could Adversely Affect the Way we Operate our Business

      The facilities we use and the services we offer are subject to varying degrees of regulation at the federal, state and local levels. Changes in applicable laws or regulations could, among other things, increase our costs, restrict our access to the network elements and central offices of the traditional local telephone companies, or restrict our ability to provide our services. For example, the 1996 Telecommunications Act, which, among other things, requires traditional local telephone companies to unbundle network elements and to allow competitors to locate their equipment in the traditional local telephone companies' central offices, is the subject of ongoing proceedings at the federal and state levels, litigation in federal and state courts, and legislation in federal and state legislatures. For example, the FCC currently has at least two open proceedings that will consider substantial reductions or even elimination of the obligation of the traditional local telephone companies to provide network elements to competitors such as us for use for high-speed data services. Legislation has been passed by the United States House of Representatives and remains pending in the Senate that would amend the Telecommunications Act of 1996 to substantially reduce the obligations of the traditional local telephone companies on which we rely. Adoption of this legislation, or of some of the regulatory changes being considered by the FCC, could have severe adverse consequences for our business. In addition, at least two traditional local telephone companies, SBC Communications and Verizon, have taken the position in state and federal regulatory proceedings that they are not obligated to unbundle portions of their network where they construct or modify new digital loop carrier facilities. These facilities would enable them to offer DSL services to customers who are located too far from the traditional local telephone companies' central offices to be reached by existing DSL technologies. We cannot predict the outcome of the various proceedings, litigation and legislation or whether or to what extent these proceedings, litigation and legislation may adversely affect our business and operations.

      Decisions by the FCC and state telecommunications regulators will determine some of the terms of our relationships with traditional telecommunications carriers, including the terms and prices of interconnection agreements, and access fees and surcharges on gross revenue from interstate and intrastate services. State telecommunications regulators determine whether and on what terms we will be authorized to operate as a competitive local exchange carrier in their state. In addition, local municipalities may require us to obtain various permits that could increase the cost of services or delay development of our network. Future federal, state and local regulations and legislation may be less favorable to us than current regulations and legislation and may adversely affect our businesses and operations. See "Business-Governmental Regulations."

Our Success Depends on Negotiating and Entering into Interconnection Agreements with Traditional Local Telephone Companies

      We must enter into and renew interconnection agreements with traditional local telephone companies in each market in which we deploy our own DSL equipment. These agreements govern, among other things, the price and other terms regarding our location of equipment in the offices of the traditional local telephone companies, known as central offices, and our lease of copper telephone lines that connect those central offices to our customers. We have entered into agreements with BellSouth, Cincinnati Bell, SBC Communications, Qwest, Sprint, Verizon or their subsidiaries, which govern our relationships in 48 states and the District of Columbia. Delays in obtaining or renewing interconnection agreements would delay our entrance into new markets and could have a material adverse effect on our business and prospects. In addition, disputes have arisen, and will likely arise in the future, regarding the interpretation of these interconnection agreements. These disputes have, in the past, delayed the deployment of our network. Our interconnection agreements generally have limited terms of one to two years and we cannot assure you that new agreements will be negotiated on a timely basis, if at all, or that existing agreements will be extended on terms favorable to us. Interconnection agreements must be approved by state regulators and are also subject to oversight by the FCC and the courts. These governmental authorities may modify the terms or prices of our interconnection agreements in ways that could adversely affect our ability to deliver service and our business and results of operations.

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

Our Success Depends on Traditional Local Telephone Companies Providing Acceptable Transmission Facilities and Copper Telephone Lines

      We interconnect with and use the networks of traditional local telephone companies to provide services to our customers in the markets where we have deployed our own DSL equipment. In markets where we utilize the local DSL facilities of other carriers to provide our service, those carriers must interconnect with and use the networks of traditional local telephone companies to provide this service. We cannot assure you that these networks will be able to meet the telecommunications needs of our customers or maintain our service standards. We also depend on the traditional local telephone companies to provide and maintain their transmission facilities and the copper telephone lines between our network and our customers' premises. Our dependence on traditional local telephone companies could cause delays in establishing our network and providing our services. Any such delays could have a material adverse effect on our business. We, or the other carrier with which we work, lease copper telephone lines running from the central office of the traditional local telephone companies to each customer's location. In many cases, the copper telephone lines must be specially conditioned by the telephone company to carry digital signals. We may not be able to obtain a sufficient number of acceptable telephone lines on acceptable terms, if at all. Traditional telephone companies often rely on unionized labor and labor-related issues have in the past, and may in the future, adversely affect the services provided by the traditional telephone companies.

Failure to Obtain Additional Space for our DSL Equipment in the Local Telephone Companies' Central Offices in our Markets Could Adversely Affect our Business

      In December 2000, we began to focus our efforts on increasing our penetration of those markets in which we can currently provide service and providing more services. As our penetration of a market increases, we may be required to install additional equipment in the space we rent in the traditional local telephone companies' central offices, known as collocation space. We may not be able to secure additional collocation space in the central offices of our choice on a timely basis or on acceptable terms.

We Compete with the Traditional Local Telephone Companies on Which we Depend

      Most of the traditional local telephone companies, including those created by AT&T's divestiture of its local telephone service business, offer DSL-based services. In addition, these companies also currently offer high-speed data communications services that use other technologies. Consequently, these companies have certain incentives to delay:

      . our entry into, and renewals of, interconnection agreements with them;

      . our access to their central offices to install our equipment and provide our services,

      . providing acceptable transmission facilities and copper telephone lines; and

      .     our introduction and expansion of our services.

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

      Competition from the traditional local telephone companies offering DSL or other competitive high-speed data communications services in a specific market may adversely impact our ability to obtain customers in that area and harm our competitive position, business and prospects. These companies have established brand names and reputations for high quality in their service areas, possess sufficient capital to deploy DSL equipment rapidly, have their own copper telephone lines and can bundle digital data services with their existing voice services to achieve a competitive advantage in serving customers. In addition, we depend upon these traditional local telephone companies to provide us access to their central offices and to individual elements of their networks. As a result, they can significantly influence the actual and perceived reliability, quality and timeliness of our services in their service areas. The perceived relative stability of the traditional local telephone companies, particularly in light of the failure of certain competitive telephone companies and the financial and operational issues surrounding other such companies, provides the traditional local telephone companies a significant competitive advantage.

We Depend on Two Long Distance Carriers to Connect our Network

      Data is transmitted across our network via transmission facilities that we lease from WorldCom and AT&T. Failure of these carriers to provide service or to provide quality service may interrupt the use of our services by our customers. The service provided by these carriers has been interrupted in the past, which has affected the services we provide to our customers. We cannot be sure that the WorldCom and AT&T service will not be interrupted in the future.

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

      . Other providers of DSL-based services, including Covad Communications, Network Access Solutions and New Edge Networks;

      . Internet service providers, such as UUNET and EarthLink, which offer high-speed access capabilities, as well as other related products and services;

      . Traditional local telephone companies, including the traditional local telephone companies created by AT&T's divestiture of its local telephone service business, which have begun deploying DSL-based services and which provide other high-speed data communications services;

      . National long distance carriers, such as AT&T, Sprint, Williams and WorldCom, some of which are offering competitive DSL-based services and other high-speed data communications services;

      . Cable modem service providers, such as AT&T, Comcast and RCN, which are offering high-speed Internet access over cable networks; and

      . Providers utilizing alternative technologies, such as wireless and satellite-based data service providers.

      Many of our current and potential competitors have longer operating histories, greater brand name recognition, larger customer bases and substantially greater financial, technical, marketing, management, service support and other resources than we do. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. See "Business-Competition".

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

A System Failure Could Delay or Interrupt Service to our Customers

      Our operations depend upon our ability to support a highly complex network infrastructure and avoid damage from fires, earthquakes, floods, power losses, excessive sustained or peak user demand, telecommunications failures, network software flaws, computer worms and viruses, transmission cable cuts and similar events. The occurrence of a natural disaster or other unanticipated interruption of service at our owned or leased facilities could cause interruptions in our services. In addition, failure of a traditional telephone company, competitive telecommunications company or other service provider to provide communications capacity or other services that we require, as a result of a natural disaster, operational disruption or any other reason, could cause interruptions in our services. Any damage or failure that causes sustained interruptions in our operations could have a material adverse effect on our business.

A Breach of our Network Security Could Result in Liability to us and Deter Customers From Using our Services

      Our network may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Any of the foregoing problems could result in liability to us and deter customers from using our service. Unauthorized access could jeopardize the security of confidential information stored in the computer systems of our customers. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our customers, cause us to incur significant costs to remedy the problem, and divert management's attention. We can provide no assurance that the security measures we have implemented will not be circumvented or that any failure of these measures will not have a material adverse effect on our ability to obtain and retain customers. Any of these factors could have a material adverse effect on our business and prospects.

Our Failure to Adequately Protect our Proprietary Rights May Adversely Affect our Business

      We rely on unpatented trade secrets and know-how to maintain our competitive position. Our inability to protect these secrets and know-how could have a material adverse effect on our business and prospects. We protect our proprietary information by entering into confidentiality agreements with employees and consultants and business partners. These agreements may be breached or terminated. In addition, third parties, including our competitors, may assert infringement claims against us. Any such claims could result in costly litigation, divert management's attention and resources, and require us to pay damages and/or to enter into license or similar agreements under which we could be required to pay license fees or royalties.

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

We May Incur Significant Amounts of Debt in the Future to Implement our Business Plan and, if Incurred, this Indebtedness Will Create Greater Financial and Operating Risk and Limit our Flexibility

      We may seek additional debt financing in the future. We may not be able to repay any future debt. In addition, the terms of any future debt would likely contain restrictive covenants that would limit our ability to incur additional indebtedness and place other operating restrictions on our business. If we incur additional debt, we will be required to devote increased amounts of our cash flow to service indebtedness. This could require us to modify, delay or abandon the capital expenditures and other investments necessary to implement our business plan.


                 Risks Relating to Ownership of our Common Stock

Our Stock Price Could Fluctuate Widely in Response to Various Factors, Many of Which are Beyond our Control

      The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price could fluctuate widely in response to factors such as the following:

      . actual or anticipated variations in quarterly operating results or operating statistics;

      . announcements of new products or services by us or our competitors or new competing technologies;

      .     the addition or loss of customers;

      . changes in financial estimates or recommendations by securities analysts;

      . conditions or trends in the telecommunications industry, including regulatory or legislative developments;

      . growth of Internet and on-line commerce usage and the Internet and on-line commerce industries;

      . announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

      .     additions or departures of our key personnel;

      . future equity or debt financings by us or our announcements of such financings; and

      .     general market and economic conditions.

      In addition, in recent years the stock market in general, and the Nasdaq National Market and the market for Internet, technology and telecommunications companies in particular, have experienced large price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

Our Common Stock May be Delisted From the Nasdaq National Market, Which May Have a Material Adverse Impact on the Pricing and Trading of our Common Stock

      Nasdaq Marketplace Rule 4450(a)(5) provides that if the price of the our common stock remains less than $1.00 per share over 30 consecutive trading days, our common stock may be delisted. Our common stock has traded below $1.00 since March 6, 2002. The last trading price of the our common stock on March 28, 2002 was $.79 per share. If the price of our common stock remains less than $1.00 per share over 30 consecutive trading days as required by Nasdaq Marketplace Rule 4450(a)(5), the Nasdaq may commence proceedings to delist our common stock by issuing a notice of failure to comply, commencing a 90 day period during which we may achieve compliance. If our common stock is delisted by the Nasdaq, it will become more difficult to trade or to obtain accurate and timely quotations to trade our common stock. Furthermore, any delisting of our common stock could depress our stock price or result in a decline in the trading market of our common stock.

A Stockholder Group Controls Most Matters Requiring Stockholder Approval, Which Could Have a Material Adverse Effect on the Market Price of our Common Stock.

      A group of private investment funds affiliated with VantagePoint Venture Partners owns of record approximately 34% of our outstanding common stock, 100% of our outstanding series X preferred stock and 73% of the combined voting power of all issued and outstanding DSL.net capital stock as of March 18, 2002. We have agreed to sell an additional 8,531 shares of series Y preferred stock, subject to certain closing conditions, to certain investors after we have obtained stockholder approval of certain proposals to be considered and acted upon at our 2002 annual meeting of stockholders. Even if we sell these shares, VantagePoint will own of record DSL.net capital stock representing approximately 70% of the combined voting power of the issued and outstanding DSL.net capital stock. In addition, as long as at least 50% of the series X preferred stock owned by VantagePoint remains outstanding, the holders of the series X preferred stock are entitled to elect a majority of our board of directors, subject to the provisions of a stockholders' agreement relating to the election of directors. As a result, subject to the special voting rights of the series Y preferred stock and the provisions of the stockholders agreement, VantagePoint can control most matters requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale and might affect the market price of our common stock.

Certain Provisions of our Charter, By-Laws and Delaware Law Could Make a Takeover Difficult

      Our corporate documents and Delaware law contain provisions that might enable our management to resist a third-party takeover. These provisions include a staggered board of directors, limitations on persons authorized to call a special meeting of stockholders, advance notice procedures required for stockholders to make nominations of candidates for election as directors or to bring matters before an annual meeting of stockholders, and the right of the holders of series X preferred stock to elect a majority of our directors. These provisions might discourage, delay or prevent a change in control by a third-party or a change in our management. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      We have no derivative financial instruments in our cash and cash equivalents. We invest our cash and cash equivalents in investment-grade, highly liquid investments, consisting of commercial paper, bank certificates of deposit and corporate bonds.

Item 8.  Financial Statements and Supplementary Data


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of DSL.net, Inc.:


      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of DSL.net, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Stamford, CT
February 26, 2002, except for the paragraph in Note 15, as to which the date is March 1, 2002

                                  DSL.net, Inc.

                           CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                                                                   --------------------------
                                                                                       2000           2001
                                                                                   ------------   -----------
                                     ASSETS
Current assets:
Cash and cash equivalents                                                          $ 72,323,911   $19,284,985
Restricted cash                                                                       4,111,071       345,773
Accounts receivable (net of allowances of $1,353,000 and $3,844,148
   at December 31, 2000 and 2001, respectively)                                       3,694,547     5,856,288
Deferred costs                                                                          734,976     1,131,031
Prepaid expenses and other current assets                                             1,711,761     2,235,201
                                                                                   ------------   -----------
Total current assets                                                                 82,576,266    28,853,278

Fixed assets, net  (Note 3)                                                          83,272,045    36,860,674
Goodwill and other intangible assets  (Note 5)                                       26,628,577    14,741,019
Other assets                                                                          2,329,033       568,931
                                                                                   ------------   -----------
Total assets                                                                       $194,805,921   $81,023,902
                                                                                   ============   ===========

                 LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
                    PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                                   $ 13,185,650   $ 4,326,642
Accrued salaries                                                                      1,577,997       907,444
Accrued liabilities (Note 13)                                                        14,156,468     9,635,427
Deferred revenue                                                                      2,353,910     3,965,804
Current portion of capital leases payable (Note 7)                                    3,037,369     2,902,267
Bridge loan payable (Note 6)                                                                 --     3,531,000
Current portion of term loan payable (Note 6)                                         1,502,449            --
                                                                                   ------------   -----------
Total current liabilities                                                            35,813,843    25,268,584

Capital leases payable  (Note 7)                                                      7,439,949     4,560,492
Term loan payable  (Note 6)                                                           2,134,690            --
                                                                                   ------------   -----------
Total liabilities                                                                    45,388,482    29,829,076
Commitments and contingencies (Note 7)

Preferred stock:  20,000,000 preferred shares authorized (Note 9)
   20,000 shares designated as Series X, mandatorily redeemable, convertible preferred stock, $.001 par value, no shares and 10,000 shares ($0 and
   $10,115,233 liquidation preference) issued and outstanding as of December 31,
   2000 and 2001, respectively                                                               --       435,930

   15,000 shares designated as Series Y, mandatorily redeemable, convertible preferred stock, $.001 par value, no shares and 6,469 shares ($0 and $6,475,380 liquidation preference) issued and outstanding as of December 31, 2000 and
   2001, respectively                                                                        --        34,356

 Stockholders' equity  (Note 9)
 Common stock, $.0005 par value; 200,000,000 shares authorized; 66,002,808 and
    64,851,462 shares issued and outstanding                                             33,001        32,426
 Additional paid-in capital                                                         286,258,257   300,756,586
 Deferred compensation                                                               (3,930,723)   (1,667,694)
 Accumulated deficit                                                               (132,943,096) (248,396,778)
                                                                                   ------------   -----------
 Total stockholders' equity                                                         149,417,439    50,724,540
                                                                                   ------------   -----------
 Total liabilities, mandatorily redeemable convertible preferred stock and
    stockholders' equity                                                           $194,805,921   $81,023,902
                                                                                   ============   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  DSL.net, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Years ended December 31,
                                                               ----------------------------------------------
                                                                   1999            2000             2001
                                                               ------------    -------------    -------------
Revenue                                                        $  1,312,546    $  17,789,410    $  41,969,411

Operating expenses:
Network and operations (including $369,922, $412,717 and
    ($124,113) of stock compensation, respectively)               7,983,364       63,123,716       90,078,580
General and administrative (including $3,058,037, $1,805,703
    and $449,320 of stock compensation, respectively)             7,826,052       19,780,177       25,678,878
Sales and marketing (including $695,495, $973,802 and
    $876,511 of stock compensation, respectively)                 7,543,191       26,236,619       14,064,589
Depreciation and amortization                                     1,831,331       21,132,583       28,042,645
                                                               ------------    -------------    -------------
Total operating expenses                                       $ 25,183,938    $ 130,273,095    $ 157,864,692
                                                               ------------    -------------    -------------
Operating loss                                                 $(23,871,392)   $(112,483,685)   $(115,895,281)

Interest income, net                                              1,889,312        6,729,657          455,033
Other expense, net                                                   (6,233)          (9,120)         (13,434)
                                                               ------------    -------------    -------------
Net loss                                                       $(21,988,313)   $(105,763,148)   $(115,453,682)
                                                               ============    =============    =============
Net loss applicable to common stockholders:
    Net loss                                                    (21,988,313)    (105,763,148)    (115,453,682)
    Exchange of preferred stock                                 (11,998,000)              --               --
    Dividends on preferred stock                                         --               --         (121,613)
    Accretion of preferred stock                                         --               --         (348,673)
                                                               ------------    -------------    -------------
       Net loss applicable to common stockholders              $(33,986,313)   $(105,763,148)   $(115,923,968)
                                                               ============    =============    =============
 Net loss per share, basic and diluted                         $      (2.05)   $       (1.75)   $       (1.81)
                                                               ============    =============    =============
Shares used in computing net loss per share, basic and
   diluted                                                       16,549,535       60,593,437       63,938,960
                                                               ============    =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  DSL.net, Inc.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   Preferred Stock          Common Stock
                                                  ------------------   -----------------------
                                                  Shares     Amount      Shares        Amount
                                                  -------    -------   -----------    --------

Balance at December 31, 1998                           --    $    --    16,795,800    $  8,398
Issuance of warrants                                   --         --            --          --
Deferred compensation - restricted stock               --         --            --          --
Stock compensation                                     --         --       436,256         218
Deferred compensation - stock options                  --         --            --          --
Amortization of deferred compensation                  --         --            --          --
Issuance of warrants                                   --         --            --          --
Surrender of common stock                              --         --    (3,102,256)     (1,551)
Acceleration associated with surrender                 --         --            --          --
Exchange of redeemable preferred stock                 --         --            --          --
Notes receivable from officers                         --         --            --          --
Repayment of notes receivable from officers            --         --            --          --
Issuance of common stock - stock options               --         --       116,635          58
Issuance of common stock, net of issuance costs        --         --     8,226,000       4,113
Issuance of and conversion of redeemable
  preferred stock into common stock                    --         --    35,909,761      17,955
Net loss                                               --         --            --          --
                                                  -------    -------   -----------    --------
Balance at December 31, 1999                           --    $    --    58,382,196    $ 29,191
Deferred compensation - cancelled stock
  options                                              --         --            --          --
Amortization of deferred compensation                  --         --            --          --
Issuance of common stock - warrants                    --         --       102,737          51
Issuance of common stock - employee stock
  purchase plan                                        --         --        29,741          14
Issuance of common stock - stock options               --         --     1,451,742         727
Issuance of common stock, net of issuance costs        --         --     5,750,000       2,875
Issuance of common stock - Vector Internet
  Services, Inc. acquisition                           --         --       286,392         143
Net loss                                               --         --            --          --
                                                  -------    -------   -----------    --------
Balance at December 31, 2000                           --    $    --    66,002,808    $ 33,001
Deferred compensation - cancelled stock
  options                                              --         --            --          --
Amortization of deferred compensation                  --         --            --          --
Repurchase of common stock                             --         --    (1,538,503)       (769)
Issuance of common stock - employee stock
  purchase plan                                        --         --        25,383          13
Issuance of common stock - stock options               --         --       361,774         181
Beneficial conversion feature of Series X
  and Series Y preferred stock, net of
  issuance costs                                       --         --            --          --
Accrued dividends on preferred stock                   --         --            --          --
Accretion of Series X mandatorily redeemable
  preferred stock to redemption value                  --         --            --          --
Accretion of Series Y mandatorily redeemable
  preferred stock to redemption value                  --         --            --          --
Net loss                                               --         --            --          --
                                                  -------    -------   -----------    --------
Balance at December 31, 2001                           --    $    --    64,851,462    $ 32,426
                                                  =======    =======   ===========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  DSL.net, Inc.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                   Notes
                                                 Additional     Receivable
                                                  Paid-In          from          Deferred        Accumulated
                                                  Capital        Officers      Compensation        Deficit           Total
                                               -------------    -----------    ------------     -------------    -------------

Balance at December 31, 1998                   $   2,465,374    $        --     $         --     $  (2,789,637)   $    (315,865)
Issuance of warrants                               1,155,000             --               --                --        1,155,000
Deferred compensation - restricted stock           3,733,854             --       (3,733,854)               --               --
Stock compensation                                   602,369             --               --                --          602,587
Deferred compensation - stock options             13,928,591             --      (13,928,591)               --               --
Amortization of deferred compensation                     --             --        2,350,325                --        2,350,325
Issuance of warrants                                 112,000             --               --                --          112,000
Surrender of common stock                           (778,087)            --          779,638                --               --
Acceleration associated with surrender                    --             --        1,170,542                --        1,170,542
Exchange of redeemable preferred stock           (10,750,757)            --               --        (2,401,998)     (13,152,755)
Notes receivable from officers                            --             --         (999,911)               --         (999,911)
Repayment of notes receivable from officers               --             --          999,911                --          999,911
Issuance of common stock - stock options               4,315             --               --                --            4,373
Issuance of common stock, net of issuance
  costs                                           55,718,285             --               --                --       55,722,398
Issuance of and conversion of redeemable
  preferred stock into common stock               75,054,639             --               --                --       75,072,594
Net loss                                                  --             --               --       (21,988,313)     (21,988,313)
                                               -------------    -----------     ------------     -------------    -------------
Balance at December 31, 1999                   $ 141,245,583    $        --     $(13,361,940)    $ (27,179,948)   $ 100,732,886
Deferred compensation - cancelled stock
  options                                         (6,238,995)            --        6,238,995                --               --
Amortization of deferred compensation                     --             --        3,192,222                --        3,192,222
Issuance of common stock - warrants                      (51)            --               --                --               --
Issuance of common stock - employee stock
  purchase plan                                      182,704             --               --                --          182,718
Issuance of common stock - stock options             851,259             --               --                --          851,986
Issuance of common stock, net of issuance
  costs                                          141,248,935             --               --                --      141,251,810
Issuance of common stock -
  Vector Internet Services, Inc. acquisition       8,968,822             --               --                --        8,968,965
Net loss                                                  --             --               --      (105,763,148)    (105,763,148)
                                               -------------    -----------     ------------     -------------    -------------
Balance at December 31, 2000                   $ 286,258,257    $        --     $ (3,930,723)    $(132,943,096)   $ 149,417,439
Deferred compensation - cancelled stock
  options                                           (674,670)            --          674,670                --               --
Amortization of deferred compensation                     --             --        1,201,718                --        1,201,718
Repurchase of common stock                          (385,872)            --          386,641                --               --
Issuance of common stock - employee stock
  purchase plan                                       29,993             --               --                --           30,006
Issuance of common stock - stock options              19,292             --               --                --           19,473
Beneficial conversion feature of Series X
  and Series Y preferred stock, net of
  issuance costs                                  15,979,872             --               --                --       15,979,872
Accrued dividends on preferred stock                (121,613)            --               --                --         (121,613)
Accretion of Series X mandatorily
  redeemable preferred stock to redemption
  value                                             (320,697)            --               --                --         (320,697)
Accretion of Series Y mandatorily
  redeemable preferred stock to redemption
  value                                              (27,976)                                                           (27,976)
Net loss                                                  --             --               --      (115,453,682)    (115,453,682)
                                               -------------    -----------     ------------     -------------    -------------
Balance at December 31, 2001                   $ 300,756,586    $        --     $ (1,667,694)    $(248,396,778)   $  50,724,540
                                               =============    ===========     ============     =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  DSL.net, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Years ended December 31,
                                                                              -----------------------------------------------
                                                                                   1999             2000             2001
                                                                              -------------    -------------    -------------
     Cash flows from operating activities:
     Net loss                                                                 $ (21,988,313)   $(105,763,148)   $(115,453,682)

     Reconciliation of net loss to net cash provided by (used in) operating activities:
           Depreciation and amortization                                          1,831,331       21,132,583       28,042,645
           Bad debt expense                                                          62,819          700,000        2,996,096
           Sales credits and allowances                                                  --          590,496        1,498,498
           Amortization of deferred debt issuance costs                              41,978           58,299           86,259
           Stock compensation expense                                             4,123,454        3,192,222        1,201,718
           Restructuring charges for write-down of fixed assets                          --        1,416,816       29,627,771
           Impairment charges for write-down of goodwill and investment                  --               --        4,455,397
           Loss on sale/write-off of fixed assets                                        --               --          361,068
           (Increase) / decrease in other assets                                   (578,145)      (1,055,846)       1,260,101
           Net changes in current assets and liabilities:
              (Increase) in accounts receivable                                    (320,149)      (4,219,149)      (6,656,335)
              (Increase) / decrease in prepaid and other current assets            (943,888)      (1,052,000)         221,992
              Increase / (decrease) in accounts payable                           8,624,119        2,054,260       (8,859,006)
              Increase / (decrease) in accrued salaries                             848,841          729,156         (670,553)
              Increase / (decrease) in accrued liabilities                        1,831,119        5,676,441       (2,713,422)
              Increase in deferred revenue                                          124,114        1,554,131        1,611,894
                                                                              -------------    -------------    -------------
     Net cash used in operating activities                                       (6,342,720)     (74,985,739)     (62,989,559)
                                                                              -------------    -------------    -------------
     Cash flows from investing activities:
           Purchases of property and equipment                                  (33,811,121)     (55,942,721)      (5,344,788)
           Proceeds from sales of property and equipment                                 --               --          456,134
           (Purchases) / sales of marketable securities                         (13,274,183)      13,274,183               --
           Acquisitions of businesses and customer lines                         (1,575,508)     (13,548,674)      (1,797,328)
           Other investments                                                             --         (500,001)              --
           (Increase) / decrease in restricted cash                                (602,960)      (3,508,111)       3,765,298
                                                                              -------------    -------------    -------------
     Net cash used in investing activities                                      (49,263,772)     (60,225,324)      (2,920,684)
                                                                              -------------    -------------    -------------
     Cash flows from financing activities:
           Proceeds from equipment credit facility                                1,355,036        2,921,870               --
           Proceeds from common stock issuance, net of issuance costs            55,722,398      141,251,810               --
           Proceeds from preferred stock issuance and bridge loan, net of
               issuance costs                                                    62,724,823               --       19,510,872
           Proceeds from issuance of common stock for stock option
               exercises and employee stock purchase plan                             4,373        1,034,704           49,479
           Proceeds from equipment notes / leases payable                         1,762,754               --               --
           Principal payments under notes and capital lease obligations            (427,070)      (3,248,711)      (6,689,034)
                                                                              -------------    -------------    -------------
     Net cash provided by financing activities                                  121,142,314      141,959,673       12,871,317
                                                                              -------------    -------------    -------------

     Net increase / (decrease) in cash and cash equivalents                      65,535,822        6,748,610      (53,038,926)
     Cash and cash equivalents at beginning of period                                39,479       65,575,301       72,323,911
                                                                              -------------    -------------    -------------
     Cash and cash equivalents at end of period                               $  65,575,301    $  72,323,911    $  19,284,985
                                                                              =============    =============    =============
     Supplemental disclosure:
     Cash paid: interest                                                      $     172,380    $   1,477,168    $   1,372,308
                                                                              =============    =============    =============
     Fixed assets financed under capital leases                               $   1,561,289    $  10,292,727    $          --
                                                                              =============    =============    =============
     Fixed asset purchases included in accounts payable                       $   7,179,912    $   8,136,269    $     455,263
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

                                 DSL.net, Inc.
                 Notes to Consolidated Financial Statements

1.    Formation and Operations of the Company

      DSL.net, Inc. (the "Company") was incorporated in Delaware on March 3, 1998 and operations commenced March 28, 1998. The Company provides dedicated high-speed digital communications and Internet access and related services, primarily using digital subscriber line (DSL) technology. During the period from inception until June 30, 1999, the Company was considered a development stage company in accordance with Statement of Financial Accounting Standard No. 7.

      The Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the year ended December 31, 2001, the Company incurred operating losses of $115,895,281 and negative operating cash flows of $62,989,559 that were financed primarily by proceeds from equity issuances. The Company had accumulated deficits of $132,943,096 and $248,396,778 at December 31, 2000 and 2001, respectively. The Company expects its operating losses and net cash outflows to continue into 2002.

      As reflected in the accompanying financial statements, in December 2000, the Company initiated a new business plan strategy to reduce its losses and to conserve its cash. The Company implemented its plan by undertaking various restructuring actions (Note 14). The Company successfully completed rounds of private equity financing totaling approximately $20 million in the fourth quarter of 2001 (Note 9) and $10 million in March 2002 (Note 15). The Company believes that its existing cash and short-term investments, cash expected to be generated from operations, and equity financing, will be sufficient to fund its operating losses, capital expenditures, lease payments and working capital requirements through the first quarter 2003 and beyond, until it achieves cash flow positive status, based on its current business plans and projections, as approved by the Company's board of directors. The Company intends to use these cash resources to finance its capital expenditures and for working capital and other general corporate purposes. The Company may also use a portion of these cash resources to acquire complementary businesses, customers or other assets. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including market acceptance of the Company's services, revenue growth, planned capital expenditures, cash generated from operations, improvements in operating productivity, the extent and timing of entry into new markets and availability and prices paid for acquisitions. Failure to generate sufficient revenues, contain certain discretionary spending or achieve certain other business plan objectives, could have a material adverse affect on the Company's results of operations and financial postion.

2.    Summary of Significant Accounting Policies

      Significant accounting policies followed in the preparation of these financial statements are as follows:

Principles of Consolidation

      The accompanying consolidated financial statements include the transactions and balances of DSL.net, Inc. and its wholly owned subsidiaries, including DSLnet Communications Delaware, Inc., DSLnet Communications, LLC, DSLnet Communications VA, Inc., Tycho Networks, Inc. and Vector Internet Services, Inc. All material intercompany transactions and balances have been eliminated.

                                  DSL.net, Inc.
                   Notes to Consolidated Financial Statements
                                   (continued)

Use of Estimates

      The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. The markets for the Company's services are characterized by intense competition, rapid technological development, regulatory changes, and frequent new product introductions, all of which could impact the future value of the Company's assets and liabilities.

Cash Equivalents and Marketable Securities

      The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Restricted Cash

      Restricted cash at December 31, 2000 and 2001 of $4,111,071 and $345,773, respectively, represented cash restricted primarily for future amounts due in connection with our acquisitions, subject to any post-closing adjustments.

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

      Data is transmitted across the Company's network via transmission facilities that the Company leases from WorldCom and AT&T. Failure of these carriers to provide service or to provide quality service may interrupt the use of the Company's services by its customers. There can be no assurance that the WorldCom and AT&T service will not be interrupted in the future.

      In certain markets where the Company has not deployed its own DSL equipment, the Company utilizes local DSL facilities from wholesale providers, including Covad Communications, Inc., in order to provide service to its end-user customers. These wholesale providers may terminate their service with little or no notice. The failure of Covad or any of the Company's other wholesale providers to provide acceptable service could have a material adverse effect on the Company's operations.

                                  DSL.net, Inc.
                   Notes to Consolidated Financial Statements
                                   (continued)


Fixed Assets

      Fixed assets are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which are five years for network equipment (except for routers and modems, which are three years), three years for computer equipment, five years for furniture, fixtures and office equipment and three years for capitalized software and vehicles. Leasehold improvements are amortized over the shorter of the term of the related lease or the useful life of the asset. Collocation space improvements represent payments to carriers for infrastructure improvements within their central offices to allow the Company to install its equipment, which allows the Company to interconnect with the carrier's network. These payments are being amortized over their estimated useful lives of five years. Maintenance and repairs are charged to expense as incurred. The Company also installs its equipment at customer locations to enable connections to its network.

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

Goodwill and Other Intangible Assets

      Goodwill and other intangible assets are amortized on a straight-line basis over the estimated future periods to be benefited, ranging from two to five years. In addition, goodwill and other intangible assets are reviewed for impairment quarterly, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows of the business acquired. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. With the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 effective January 1, 2002, the Company will no longer amortize goodwill (see "Recently Issued Accounting Pronouncements" below).

Other Assets

      Other assets include refundable deposits held as security on certain lease obligations and other long term investments. As of December 31, 2000, and 2001, refundable deposits were $1,829,032 and $568,931, respectively, and long term investments were $500,001 and $0, respectively.

Income Taxes

      The Company uses the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the

                                  DSL.net, Inc.
                   Notes to Consolidated Financial Statements
                                   (continued)

carrying amounts and the tax basis of assets and liabilities and net operating loss carryforwards, all calculated using presently enacted tax rates.

Revenue Recognition

      The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, (SAB No. 101) "Revenue Recognition in Financial Statements" which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees.

      Revenue is recognized pursuant to the terms of each contract on a monthly service fee basis. Revenue that is billed in advance of the services provided is deferred until the services are rendered. Revenue related to installation charges is also deferred and amortized to revenue over eighteen months, the estimated life of the customer relationship. Related direct costs incurred (up to the amount of deferred revenue) are also deferred and amortized to expense over eighteen months, and any excess direct costs over installation revenue is charged to expense as incurred. The Company, in certain instances, negotiates sales credits and allowances for service related matters. The Company establishes a reserve for such credits based on historical experience.

Allowance for Doubtful Accounts

      The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company sells its services directly to end users mainly consisting of small to medium sized businesses, as opposed to selling to Internet service providers who then resell such services and consequently, believes that it does not have significant exposure or concentrations of credit risk with respect to any given customer. However, if the country or any region the Company serves, experiences an economic downturn, the financial condition of the Company's customers could be adversely affected, which could result in their inability to make payments to it. This could require additional provisions for allowances. In addition, a negative impact on revenue related to those customers may occur.

Long-Lived Assets

      SFAS No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of," requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets.

Stock Compensation

      The Company applies Accounting Principles Board Opinion ("APB") No. 25 and related interpretations in accounting for its stock option plans and stock awards with the disclosure provisions of SFAS No. 123. Under APB No. 25, compensation expense is computed to the extent that the fair market value of the underlying stock on the date of grant exceeds the exercise price of the employee stock option or stock award. Compensation so computed is then recognized

                                  DSL.net, Inc.
                   Notes to Consolidated Financial Statements
                                   (continued)


over the vesting period. The Company accounts for equity instruments issued to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18.

      Stock compensation expense includes amortization of deferred compensation and charges related to stock grants. Stock compensation expense for the years ended December 31, 1999, 2000 and 2001 totaled approximately $4,123,000, $3,192,000, and $1,202,000, respectively.

Earnings (Loss) Per Share

      The Company computes net loss per share pursuant to SFAS No. 128, "Earnings Per Share." Basic net loss per share is computed by dividing income or loss applicable to common stockholders by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted net loss per share is determined in the same manner as basic net loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and dilutive conversion of the Company's preferred stock.

      The following options, warrants and convertible preferred stock were excluded from the calculation of earnings per share since their inclusion would be antidilutive for all periods presented:

                                                   Shares of Common Stock
                                            ------------------------------------
                                                        December 31,
                                            ------------------------------------
                                              1999         2000          2001
                                            ---------    ---------    ----------
Options to purchase common stock .......    5,874,302    7,318,612    13,877,394
Warrants to purchase common stock ......      194,556       83,314        83,314
Preferred Series X stock convertible to
     common stock ......................           --           --    55,555,556
Preferred Series Y stock convertible to
     common stock*......................           --           --    12,938,000
                                            ---------    ---------    ----------
     Total .............................    6,068,858    7,401,926    82,454,264
                                            ---------    ---------    ----------

* These shares were issued on December 28, 2001, and will become convertible into common stock upon approval by the stockholders of an increase in the number of authorized shares of common stock to at least 250,000,000 shares.

Comprehensive Income

      The Company has adopted the accounting treatment prescribed by SFAS No. 130, "Comprehensive Income." The adoption of this statement had no material impact on the Company's financial statements for the periods presented.

                                  DSL.net, Inc.
                   Notes to Consolidated Financial Statements
                                   (continued)

Reclassifications

      Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

Recently Issued Accounting Pronouncements

      During fiscal 2000, the Company adopted the revenue recognition guidelines of SAB No. 101, which changed the manner in which the Company recognizes installation revenue and related direct costs. The cumulative effect of adoption of SAB No. 101 resulted in deferral of installation revenue and related direct costs of approximately $176,000 at January 1, 2000. The effect of the adoption for the year ended December 31, 2000, resulted in a deferral of installation revenue and related direct costs of approximately $735,000. The adoption of SAB No. 101 had no impact on net income.

      The following table sets forth the unaudited pro forma impact of SAB No. 101 adoption on previously reported quarterly revenue at December 31, 1999 and the unaudited revenue as adjusted for each quarter of the year 2000:

                                       Revenue as               Effect of               Revenue
       Quarter Ended               Originally Reported         SAB No. 101            as Adjusted
       -------------               -------------------         -----------            -----------
December 31, 1999                      $    810,881            $  (101,413)           $    709,468
March 31, 2000                            1,737,306               (333,176)              1,404,130
June 30, 2000                             3,785,626               (279,760)              3,505,866
September 30, 2000                        5,860,857                (97,128)              5,763,729
December 31, 2000                      $  7,140,599            $   (24,914)           $  7,115,685

      In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires companies to account for acquisitions entered into after June 30, 2001 using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be recorded separately from goodwill. This criterion is to be applied to business combinations completed after June 30, 2001. SFAS No. 142 sets forth the accounting for goodwill and intangible assets after the completion of a business acquisition. Goodwill will no longer be amortized, but rather, tested for impairment by comparing the asset's fair value to its carrying value. SFAS No. 142 is effective January 1, 2002.

      The adoption of SFAS No. 141 is not expected to have a material impact on the Company's financial position or results of operations.

      In accordance with SFAS No. 142, the Company will cease to amortize $8,482,394 of goodwill. The Company recorded approximately $2,483,732 of amortization pertaining to this goodwill during 2001 and would have recorded an equal amount in 2002. In lieu of amortization, the Company is required to make an initial impairment review of its goodwill in 2002 and an

                                  DSL.net, Inc.
                   Notes to Consolidated Financial Statements
                                   (continued)


annual impairment review thereafter. The Company expects to complete its initial review during the first quarter of 2002. The Company does not expect the results of its review to have a material impact on its results of operations.

      In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs that result from the acquisition, construction or development and normal operation of a long-lived asset. Upon initial recognition of a liability for an asset retirement obligation, SFAS No. 143 requires an increase in the carrying amount of the related long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the asset's useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

      In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" was issued. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of" and supercedes and amends certain other accounting pronouncements. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues associated with SFAS No. 121. Among other things, SFAS No. 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

3.    Fixed Assets

                                                              December 31,
                                                      --------------------------
                                                          2000          2001
                                                      ------------   -----------
Network and computer equipment......................  $ 56,423,741   $35,358,514
Furniture, fixtures, office equipment and software..    16,892,409    18,372,726
Vehicles............................................       148,257       175,693
Collocation costs...................................    28,518,456    12,356,680
                                                      ------------   -----------
                                                       101,982,863    66,263,613
Less-accumulated depreciation and amortization.....     18,710,818    29,402,939
                                                      ------------   -----------
                                                      $ 83,272,045   $36,860,674
                                                      ============  ============

                                  DSL.net, Inc.
                   Notes to Consolidated Financial Statements
                                   (continued)


      As of December 31, 2000 and 2001, the recorded cost of equipment under capital lease was $12,312,838 and $11,242,703, respectively. Accumulated depreciation for this equipment under capital lease was $2,172,518 and $4,637,658 at December 31, 2000 and 2001, respectively.

      As of December 31, 2000 and 2001, the Company had capitalized computer software costs of $9,665,735 and $9,904,185, respectively, and had recorded accumulated amortization expense related to these costs of $2,819,057 and $6,073,054, respectively.

      Depreciation and amortization expense related to fixed assets was $1,782,003, $16,975,382 and $20,117,967 for the years ended December 31, 1999,
2000 and 2001, respectively.

4.    Acquisitions

      On December 1, 1999, the Company acquired Tycho Networks, Inc ("Tycho"), a Santa Cruz, California based provider of Internet access, web hosting and related services throughout central coastal California. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The approximate purchase price, including transaction costs,was $3,392,000. The purchase price was recorded as goodwill and was amortized on a straight-line basis over its estimated useful life of five years. During 2001, the remaining unamortized goodwill balance was determined to be impaired and written off (Note 5). The results of the acquired operations of Tycho have been included in the consolidated results of the Company from the date of acquisition.

      On April 3, 2000, the Company acquired certain assets and liabilities of Trusted Net Media Holdings, LLC ("Trusted Net"). The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The approximate purchase price including transaction costs was $2,650,000. The purchase price was recorded as goodwill and was amortized on a straight-line basis over its estimated useful life of five years. During 2001, the remaining unamortized goodwill balance was determined to be impaired and written off (see Note 5). The results of the acquired operations of Trusted Net have been included in the consolidated results of the Company from the date of acquisition.

      On May 26, 2000, the Company acquired Vector Internet Services, Inc. ("VISI"), an Internet solutions provider based in Minneapolis, Minnesota. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The approximate purchase price including transaction costs was $20,421,000. The purchase consideration of the assets acquired and liabilities assumed was allocated based on the fair values as follows: net assets acquired, $130,000; customer base, $7,878,000; and goodwill, $12,413,000. The customer base was valued based on the expected future net cash flows from customers discounted back to the present value taking into account the expected life cycle of the customer relationships. This amount is being amortized on a straight-line basis over its estimated useful life of three years. The excess of the purchase price over the net identifiable assets has been recorded as goodwill and amortized on a straight-line basis over its estimated useful life of five years. The results of the VISI operations have been included in the consolidated results of the Company from the date of acquisition.

      In December 2000, the Company announced that it would be participating in the Covad Communications, Inc. ("Covad") Safety Net program. The program provides customers of

                                  DSL.net, Inc.
                   Notes to Consolidated Financial Statements
                                   (continued)


certain Internet Service Providers ("ISP's"), whose underlying DSL connection is provided by Covad, an opportunity to maintain their DSL service while switching ISP's. The program was available to customers of financially distressed ISP's who felt their current ISP could no longer adequately provide service to them. Under the program, Covad made referrals to DSL.net for a fee and subsequently assisted with migrating the customer's service to DSL.net. During 2001, the Company acquired approximately 1,100 customer lines referred by Covad under the Covad Safety Net program, for aggregate fees of approximately $696,000. These customer line acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the customer lines acquired based on their estimated fair values at the date of acquisition. This amount is being amortized on a straight-line basis over two years.

      On December 1, 2000, the Company acquired certain assets of Exario Networks, Inc. ("Exario"). The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values at the date of acquisition. The approximate purchase price was $4,563,000, including transaction costs and amounts due to Exario after the closing of approximately $1,561,000 (the "Holdback Amount"). The purchase consideration for the assets acquired from Exario, was allocated based on the fair values of such assets, approximately as follows: net assets acquired, $57,000; and Exario customer base, $4,506,000. The customer base was valued based on the expected future net cash flows from customers discounted back to the present value taking into account the expected life of the customer relationships.

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

      In June 2001, the Company reduced the value of the intangibles related to the Exario customer base by approximately $1,415,000 to approximately $3,091,000. In September 2001, the value of the intangibles related to the Exario customer base was further reduced to approximately $3,001,000. These reductions related primarily to the customers who were formerly served by NorthPoint Communications and who were the subject of the Company's settled indemnity claim.

      During the quarter ended June 30, 2001, the Company entered into agreements with Covad and Zyan Communications, Inc. ("Zyan"), a California-based ISP which had filed for bankruptcy protection; affording the Company the right to acquire up to 4,800 Zyan customer lines whose wholesale circuit connections were being supported by Covad. In accordance with the Covad agreement, the anticipated purchase price of $1,467,000 for these Zyan lines was escrowed at closing and restricted as of June 30, 2001. Ultimately, the Company was able to contract for service with and acquire approximately 2,800 former Zyan customers, for a purchase price of approximately $1,075,000 and as of December 31, 2001 the remaining escrow balance of approximately $392,000 had been returned to the Company. These Zyan customer line acquisitions were accounted for under the purchase method of accounting and, accordingly, the

                                  DSL.net, Inc.
                   Notes to Consolidated Financial Statements
                                   (continued)


purchase price was allocated to customer lines acquired based on their estimated fair values at the date of acquisition. This amount is being amortized on a straight-line basis over two years.

      The following table sets forth the unaudited pro forma consolidated financial information of the Company, giving effect to the acquisition of Tycho, the acquisition of VISI, the acquisition of certain assets of Exario, the acquisition of end users under the Covad Safety Net program, and the acquisition of certain former Zyan customers pursuant to the Zyan and Covad transactions summarized above, as if the transactions occurred at the beginning of the periods presented. Inclusion of Trusted Net's results would not materially change the reported pro forma results:

                                                                    Year Ended December 31,
                                                       -----------------------------------------------
                                                            1999            2000              2001
                                                       -------------   --------------   --------------
Pro forma revenue                                      $ 19,055,299    $  33,691,494    $  45,846,766
Pro forma operating loss                                (29,203,026)    (113,201,285)    (114,449,631)
Pro forma net loss                                      (27,319,947)    (106,480,748)    (114,008,032)
Pro forma net loss applicable to common stockholders   $(39,536,947)   $(106,527,748)   $(114,478,318)
Pro forma net loss per share, basic and diluted        $      (2.35)   $       (1.75)   $       (1.79)
Shares used in computing pro forma net loss
     per share, basic and diluted                        16,835,927       60,712,751       63,938,960

            The pro forma results are not necessarily indicative of the actual results of operations that would have been obtained had the acquisitions taken place at the beginning of the respective periods or the results that may occur in the future.

5.    Goodwill and Other Intangible Assets

            In June, 2001, a goodwill impairment analysis was performed on the Company's recorded goodwill for Tycho and Trusted Net by comparing the carrying value of the goodwill with the expected future net cash flows generated over the remaining useful life of the assets. Since the carrying value was more than the expected future net cash flows, the goodwill was reduced by approximately $3,155,000 to the net present value of the expected future net cash flows. Of this amount, $2,124,000 related to a reduction in the goodwill for the Company's acquisition of Tycho and $1,031,000 related to a reduction in the goodwill for the Company's acquisition of certain assets of Trusted Net (Note 14).

            In September, 2001, a goodwill impairment analysis was again performed on the Company's recorded goodwill for Tycho and Trusted Net by comparing the carrying value of the goodwill with the expected future net cash flows generated over the remaining useful life of the assets. As a result of this analysis, expected future net cash flows were determined to be insignificant and, as the carrying value was more than these expected future net cash flows, the balance of goodwill of approximately $800,000 was written off. Of this amount, approximately $170,000 and $630,000 pertained to reductions in the goodwill of Tycho and Trusted Net, respectively (Note 14).

            The following table shows the unamortized balances of goodwill and other intangible assets:

                              December 31,
                      -------------------------
                          2000         2001
                      -----------   -----------
Goodwill, net         $15,821,103   $ 8,482,394
Customer lists, net    10,758,547     6,258,625
Other intangibles          48,927            --
                      -----------   -----------
                      $26,628,577   $14,741,019
                      ===========   ===========

                                  DSL.net, Inc.
                   Notes to Consolidated Financial Statements
                                   (continued)


      Amortization expense of goodwill and other intangible assets for the years ended December 31, 1999, 2000 and 2001 was $63,306, $4,179,155 and 7,924,678,
respectively. Accumulated amortization at December 31, 1999, 2000 and 2001, was $63,306, $4,242,461 and $10,321,738, respectively.

      In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", which became effective in 2002, the Company will cease to amortize approximately $8,482,400 of goodwill. The Company recorded approximately $2,483,700 of amortization on this amount during 2001 and would have recorded an equal amount in 2002. In lieu of amortization, the Company is required to make an initial impairment review of its goodwill in 2002 and an annual impairment review thereafter. The Company expects to complete its initial review during the first quarter of 2002. The Company does not expect the results of its review to have a material impact on its results of operations.

6. Debt

      In May 1999, the Company entered into a secured credit facility (the "Credit Facility") with a bank to provide up to $5,000,000 for the purchase of telecommunications and office equipment and vehicles. The Credit Facility expired in May 2000 and converted to a term loan payable over 36 months. The Credit Facility bore interest on outstanding borrowings at 1% over the higher of the bank's prime rate or the federal funds rate plus 0.5%. As of December 31, 2000 and July 31 2001, amounts outstanding under this line of credit bore interest at annual rates of 10.5% and 7.75%, respectively. The Credit Facility was secured by a lien on certain equipment and vehicles owned by the Company located at its principal office, and imposed certain financial and other covenants requiring the Company to maintain certain financial ratios and limited new indebtedness, the creation of liens, types of investments, mergers, consolidations and the transfer of all or substantially all of the Company's assets. As of December 31, 2000, there was approximately $3,545,000 outstanding on this term loan. In April 2001, the Company and the bank amended the term loan. The financial covenants relating to the maintenance of certain financial ratios were eliminated in their entirety, the maturity date of the loan was accelerated to August 1, 2001 and certain certificates of deposit equal to the outstanding loan amount were pledged as additional collateral. On August 1, 2001, the Company settled its outstanding loan obligation in full and approximately $37,000 in unamortized deferred costs were written off. Financing costs associated with the Credit Facility of approximately $83,900 were deferred over the four-year life of the facility and term loan. Amortization expense related to the deferred costs for the years ended December 31, 2000 and 2001 was approximately $20,967 and approximately $48,927, respectively.

                                  DSL.net, Inc.
                   Notes to Consolidated Financial Statements
                                   (continued)

      In December 2001, in conjunction with the Company's sale of Series Y Preferred Stock, the Company issued a short-term note for proceeds of $3,531,000 to the Series Y Preferred Stock Stockholders (Note 9).

7.    Commitments and Contingencies

Leases

      Rent expense under operating leases was approximately $721,000, $2,726,000, and $1,918,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

      The Company leases space in several buildings, which are used for office and network operations facilities. The Company is obligated under various building leases and capital equipment leases, primarily for its network and computer equipment, which expire at different times through March 2005.

      The future minimum annual lease payments under the terms of such non-cancelable leases as of December 31, 2001 are as follows:

                          Operating                    Capital
                            Leases                      Leases
                         -----------                 -----------
 2002                    $ 2,899,042                 $ 3,646,180
 2003                      1,954,524                   3,103,638
 2004                      1,588,977                   1,935,060
 2005                        576,904                      51,289
                         -----------                 -----------
                         $ 7,019,447                 $ 8,736,167
                         ===========                 ===========

Less: Amount representing interest                     1,273,408
                                                     -----------

Present value of future minimum lease payments       $ 7,462,759
                                                     ===========

       In March 1999, the Company entered into a master lease agreement to provide up to $2,000,000 for capital equipment purchases over an initial twelve-month period, subject to renewal options. Individual capital leases are amortized over 30 or 36 month terms and bear interest at 8% to 9% per annum. The outstanding balance under this agreement at December 31, 2000 and 2001 was approximately $1,168,000 and $565,000, respectively.

       In July 2000, the Company entered into a 48-month lease agreement with an equipment vendor to finance the purchase of network equipment. The Company has leased approximately $8,900,000 under this agreement. Amounts financed under this lease agreement bear an interest rate of 12% per annum and are secured by the financed equipment. The outstanding balance under this agreement at December 31, 2000 and 2001, was approximately $8,061,000 and $6,198,000, respectively.


Purchase Commitments

      The Company has long-term purchase commitments with WorldCom and AT&T for data transport services with minimum payments due even if the Company's usage does not reach the minimum amounts. The WorldCom commitment began in May 2000 and requires minimum

                                  DSL.net, Inc.
                   Notes to Consolidated Financial Statements
                                   (continued)


purchases of $4,800,000 per contract year. The WorldCom contract ends in November, 2004. The AT&T commitment was amended on January 23, 2002 (Note 15) and requires minimum purchases of $1,100,000 for the contract year ending in November 2002 and $987,000 for the contract year ending in October 2003. The Company also has a commitment to purchase $17,600 per month of certain additional network capacity from AT&T throughout the commitment period.

Litigation

      The Company is involved in litigation with a former officer who claims wrongful termination of employment. The plaintiff is principally seeking compensatory damages for wages and unvested stock options. The Company believes that the plaintiff's claims are without merit, and plans to defend the case vigorously.

      The Company is also a party to legal proceedings related to regulatory approvals and is subject to state commission, FCC and court decisions related to the interpretation and implementation of the 1996 Telecommunications Act, the interpretation of competitive carrier interconnection agreements in general and the Company's interconnection agreements in particular. In some cases, the Company may be deemed to be bound by the results of ongoing proceedings of these bodies. The Company, therefore, may participate in proceedings before these regulatory agencies or judicial bodies that affect, and allow it to advance its business plans.

      From time to time, the Company may be involved in other litigation concerning claims arising in the ordinary course of its business, including claims brought by former employees and claims related to acquisitions. The Company does not believe any of these legal claims or proceedings will result in a material adverse effect on its business, financial position, results of operations or cash flows.

Other Matters

      The Company has entered into interconnection agreements with traditional local telephone companies. The agreements generally have terms of one to two years and are subject to certain renewal and termination provisions by either party, generally upon 30 days' notification. The Company has renewed such agreements beyond their initial terms in the past and anticipates that it will do so in the future. However, failure to re-negotiate interconnection agreements or delays in negotiations could have a material adverse effect on the Company's operations.

      In certain markets where the Company has not deployed its own DSL equipment, the Company utilizes local DSL facilities from wholesale providers including Covad, in order to provide service to its end-user customers. These wholesale providers may terminate their service with little or no notice. The failure of Covad or any of the Company's other wholesale providers to provide acceptable service could have a material adverse effect on the Company's operations. Covad emerged from bankruptcy in December 2001, however, there can be no assurance that Covad or other wholesale providers will be successful in managing their operations and business plans.

8.    Related Party Transactions

      In January 1999, the Company entered into an Asset Transfer Agreement with FutureComm, Inc., whose sole shareholder is an officer and founder of the Company. The amount paid by the Company in exchange for certain equipment, agreements, licenses and intellectual property was approximately $28,000.

                                  DSL.net, Inc.
                   Notes to Consolidated Financial Statements
                                   (continued)


      In May 1999, the Company entered into an agreement to license and implement components of an operations support system from a software vendor. In November 2000, the Company entered into an additional agreement with this vendor settling open matters from the earlier agreement and licensing additional software. Amounts paid under these agreements were approximately $563,000 in 1999 and $62,000 in 2000. Two stockholders of the Company, owned stock of the software vendor.

      On November 14, 2001, the Company entered into a Series X Preferred Stock Purchase Agreement (the "Series X Purchase Agreement") with several private investment funds affiliated with VantagePoint Venture Partners (collectively "VantagePoint") relating to the sale and purchase of up to an aggregate of 20,000 shares of mandatorily redeemable convertible Series X Preferred Stock (the "Series X Preferred Stock") of the Company at a purchase price of $1,000 per share. Pursuant to the Series X Purchase Agreement, on November 14, 2001 and December 10, 2001, the Company sold an aggregate of 6,000 shares and 4,000 shares, respectively, of Series X Preferred Stock to VantagePoint for total proceeds of $10,000,000, before direct issuance costs of $189,128 (Note 9). Also, in accordance with the Series X Purchase Agreement, VantagePoint purchased an additional 10,000 shares of Series X Preferred Stock in a subsequent closing occurring on March 1, 2002 (Note 15). Prior to the sale of the Series X Preferred Stock, VantagePoint owned approximately 21,956,063 shares, or approximately 34% of DSL.net's total outstanding common stock. The 20,000 shares of Series X Preferred Stock purchased by VantagePoint are convertible into approximately 111,111,111 shares of common stock. As a result, VantagePoint owns the equivalent of 133,067,174 shares of common stock. Two affiliates of VantagePoint are members of DSL.net's Board of Directors.

      On December 24, 2001, the Company, entered into a Series Y Preferred Stock Purchase Agreement (the "Series Y Purchase Agreement") with Columbia Capital Equity Partners III, L.P., Columbia Capital Partners II, L.P., The Lafayette Investment Fund, L.P., Charles River Partnership X, a Limited Partnership and N.I.G. - Broadslate, Ltd. (collectively with their assigns, the "Series Y Investors") relating to the sale and purchase of up to an aggregate of 15,000 shares of mandatorily redeemable convertible Series Y Preferred Stock of the Company (the "Series Y Preferred Stock") at a purchase price of $1,000 per share. Subject to the terms and conditions of the Series Y Purchase Agreement, on December 28, 2001, the Company sold an aggregate of 6,469 shares of Series Y Preferred Stock to the Series Y Investors for an aggregate purchase price of $6,469,000, before direct issuance costs of $300,000. Pursuant to the Series Y Purchase Agreement, the Series Y Investors have committed to purchase 8,531 additional shares of Series Y Preferred Stock in a subsequent closing occurring after the Company has obtained the required stockholder approvals and satisfied certain other closing conditions. An affiliate of Columbia Capital became a member of our Board of Directors on December 28, 2001.

9.     Mandatorily Redeemable Convertible Preferred Stock and Stockholders'
       Equity

Mandatorily Redeemable Convertible Preferred Stock

      In January 1999, the Company issued 3,500,000 shares of convertible voting preferred stock designated as Series A Preferred Stock, together with warrants to purchase 3,500,000 shares of a prior Series B Preferred Stock (the "Warrants"), at an exercise price of $1.00 per share, for an aggregate of $3,500,000. A total of $1,155,000 of the related proceeds was allocated to the Warrants.

      In January 1999, the holders of $225,000 of convertible notes converted $225,000 of the notes into 225,000 shares of Series A Preferred Stock. The remaining $125,000 of such convertible notes reduced the proceeds paid to the Company for the Series A Preferred Stock.

      In April 1999, certain holders of the Series A Preferred Stock exchanged 3,500,000 shares of Series A Preferred Stock and the Warrants for 6,500,000 shares of Series B Preferred Stock. Cashless warrant exercises accounted for 2,525,070 of these 6,500,000 shares of Series B Preferred Stock. The exchange into the remaining 3,974,930 shares of Series B Preferred Stock, which was not contemplated in the original Series A Preferred Stock purchase agreement, afforded the holders an exchange rate of $0.57 per share, which was lower than the deemed fair market value of the preferred stock at the time of exchange of $3.59 per share and therefore was treated as a beneficial non-monetary exchange under APB Opinion No. 29, "Accounting for Non-Monetary transactions." The difference between the carrying value of the Series A Preferred Stock, $2,272,000, and the deemed fair market value of the Series B Preferred Stock, $14,270,000, was included in the calculation of net loss per common share, although no assets of

                                  DSL.net, Inc.
                   Notes to Consolidated Financial Statements
                                   (continued)


the Company were expended. The exchange reduced additional paid-in capital and increased the carrying value of the Series B Preferred Stock by approximately $11,998,000 for the year ended December 31, 1999. The exchange was given no other accounting treatment in the 1999 financial statements of the Company.

      In April 1999, the Company issued 2,785,516 shares of convertible voting preferred stock designated as Series C Preferred Stock at $3.59 per share for net proceeds of $9,940,000. These shares were subsequently converted into 7,426,186 shares of common stock, representing a per share price of $1.35.

      In May and June 1999, the Company issued 2,963,672 shares of convertible voting preferred stock designated as Series D Preferred Stock at $10.46 per share for net proceeds of $29,961,000. In July 1999, the Company received approximately $1,007,000 in connection with repayment of a note, including interest at 6.0%, from an officer in connection with the purchase of Series D Preferred stock in June 1999. These shares were subsequently converted into 7,901,150 shares of common stock, representing a per share price of $3.92.

      In July 1999, the Company issued 939,086 shares of convertible voting preferred stock designated as Series E Preferred Stock at $19.70 per share for net proceeds of approximately $18,468,000. These shares were subsequently converted into 2,503,603 shares of common stock, representing a per share price of $7.39.

      The Series A, B, C, D, and E preferred stock automatically converted into shares of common stock upon the completion of the Company's initial public offering.

      On November 14, 2001, the Company entered into the Series X Purchase Agreement with VantagePoint relating to the sale and purchase of up to an aggregate of 20,000 shares of mandatorily redeemable convertible Series X Preferred Stock of the Company at a purchase price of $1,000 per share. Pursuant to the Series X Purchase Agreement, on November 14, 2001 and December 10, 2001, the Company sold an aggregate of 6,000 shares and 4,000 shares, respectively, of Series X Preferred Stock to VantagePoint for total proceeds of $10,000,000, before direct issuance costs of $189,128. In accordance with the Series X Purchase Agreement, VantagePoint purchased an additional 10,000 shares of Series X Preferred Stock in a subsequent closing occurring on March 1, 2002 (Note 15).

      The Series X Preferred Stockholders are entitled to receive cumulative dividends of 12% per year ($120.00 per share per annum) when and as declared by the Board of Directors. All such dividends shall accrue monthly and shall be payable in cash, except in the case of the conversion of the Series X Preferred Stock into common stock, in which case such dividends may be paid, at the sole option of the Company, in shares of common stock. The accrued but unpaid dividends are payable upon the earliest to occur of (i) the liquidation, dissolution, winding up or change in control (as described below) of the Company, (ii) the conversion of the Series X Preferred Stock into common stock and (iii) the redemption of the Series X Preferred Stock.

      In the event of the liquidation, dissolution or winding up of the Company, the Series X Preferred Stockholders shall be entitled to $1,000 per share plus all unpaid accrued dividends (whether or not declared), on parity with holders of the Series Y Preferred Stock (discussed below). Remaining assets, if any, shall be distributed to the holders of Series X Preferred Stock, Series Y Preferred Stock, common stock and any other class or series of the Company's capital stock that is not limited to a fixed sum or percentage of assets, on a pro rata basis assuming full

                                  DSL.net, Inc.
                   Notes to Consolidated Financial Statements
                                   (continued)

conversion into the Company's common stock of all preferred stock. Unless a majority of the holders of the then outstanding Series X Preferred Stock elect otherwise, (i) an acquisition, merger or consolidation which results in a majority ownership change or (ii) the sale of all or substantially all of the assets of the Company (i.e., a "change in control") shall be deemed to be a liquidation of the Company.

      At the option of the Series X Preferred Stockholders, each share of Series X Preferred Stock may be converted at any time, into approximately 5,555.56 shares of common stock, which shall be adjusted for certain subsequent dilutive issuances and stock splits. Since the conversion option price was less than the market price of the Company's common stock on the date the Series X Purchase Agreement was signed ("the Series X commitment date"), the Company has recorded a Beneficial Conversion Feature ("BCF") by a reduction (discount) to Preferred Stock in accordance with the guidance under Emerging Issues Task Force ("EITF") 00-27. The BCF was determined using the intrinsic value method which is defined as the "accounting conversion price" less the quoted market price of the common stock on the Series X commitment date multiplied by the number of common shares into which the preferred stock converts; however, the BCF recognized was limited to the net proceeds received from the issuance of the Series X Convertible Preferred Stock. The BCF is accreted from each Preferred Stock issue date to the earliest redemption date of January 1, 2005. If conversion occurs before the BCF is fully accreted, a charge will be required for the unamortized BCF. The accreted BCF is included in the calculation of net loss applicable to common stockholders.

      The Series X Preferred Stock shall automatically convert into common stock upon the close of business on the date on which the closing sale price of the Company's common stock on the Nasdaq Stock Market has exceeded $2.00 per share (as adjusted for any stock splits, stock dividends, recapitalizations or the like) for a period of 45 consecutive trading days beginning after May 13, 2002. In connection with the Series Y Preferred Stock Purchase Agreement (described below), the Company and the Series X holders have agreed to increase the Series X automatic conversion price from $2.00 to $2.50, subject to stockholder approval at the Company's 2002 annual meeting of stockholders.

      The Series X Preferred Stock has voting rights similar to common stock based on the number of shares into which such Series X Preferred Stock is initially convertible. So long as at least 50% of the Series X Preferred Stock issued pursuant to the Series X Purchase Agreement remains outstanding, the Series X Preferred holders shall have the right to elect a majority of the members of the Company's Board of Directors. In addition, so long as at least 25% of the Series X Preferred Stock issued pursuant to the Series X Purchase Agreement remains outstanding, the Series X Preferred Stockholders shall have the right to vote as a separate class with respect to the approval of (i) the authorization or issuance, or obligation to issue, any equity-related security having rights, preferences or privileges on parity with, or senior to the Series X Preferred Stock, (ii) any alteration or change to the rights, preferences or privileges of the Series X Preferred Stock or (iii) any reclassification of the Series X Preferred Stock. In connection with the Series Y Preferred Stock Purchase Agreement (described below), the Company and the Series X holders have agreed, subject to stockholder approval at the Company's 2002 annual meeting of stockholders, to limit to the period ending June 28, 2002, the requirement that the Company obtain the consent of the holders of at least a majority of the then outstanding Series X Preferred Stock to authorize or issue, or obligate itself to issue, equity-related securities having rights, preferences or privileges on parity with the Series X Preferred Stock.

      The Series X Preferred Stock is redeemable on parity with the Series Y Preferred Stock, at the option of the holders of a majority of the then outstanding shares of Series X Preferred Stock

                                  DSL.net, Inc.
                   Notes to Consolidated Financial Statements
                                   (continued)

at any time on or after January 1, 2005 at a price equal to $1,000 per share plus all unpaid accrued dividends (whether or not declared).

      On December 24, 2001, the Company, entered into the Series Y Preferred Stock Purchase Agreement with the Series Y Investors relating to the sale and purchase of up to an aggregate of 15,000 shares of mandatorily redeemable convertible Series Y Preferred Stock of the Company at a purchase price of $1,000 per share. Subject to the terms and conditions of the Series Y Purchase Agreement, on December 28, 2001, the Company sold an aggregate of 6,469 shares of Series Y Preferred Stock to the Series Y Investors for an aggregate purchase price of $6,469,000, before direct issuance costs of $300,000. Pursuant to the Series Y Purchase Agreement, the Series Y Investors have committed to purchase 8,531 additional shares of Series Y Preferred Stock in a subsequent closing occurring after the Company has obtained the required stockholder approvals and satisfied certain other closing conditions.

      In addition, on December 28, 2001, the Company issued promissory notes to the Series Y Investors in the aggregate principal amount of $3,531,000 in exchange for proceeds of $3,531,000 (Note 6). The promissory notes provide for an annual interest rate of 12%. By their terms, the promissory notes will be repaid from the proceeds of the sale of additional shares of Series Y Preferred Stock received at the subsequent closing, and all interest on the principal repaid at the subsequent closings will be forgiven. In the event that all of the Series Y Preferred Stock has not been sold by June 30, 2002, other than as a result of a breach of certain obligations by any of the Series Y Investors, the entire principal and accrued interest then outstanding under the promissory notes shall be due and payable on July 1, 2002.

      The holders of Series Y Preferred Stock are entitled to receive cumulative dividends of 12% per year ($120.00 per share per annum) when and as declared by the Company's board of directors. All such dividends accrue monthly and are payable in cash, except in the case of the conversion of the Series Y Preferred Stock into common stock, dividends may be paid, at the sole option of the Company, in shares of common stock. Notwithstanding the foregoing, accrued but unpaid dividends are payable upon the earliest to occur of (i) the liquidation, dissolution, winding up or change of control (as described below) of the Company, (ii) the conversion of the Series Y Preferred Stock into common stock and (iii) the redemption of the Series Y Preferred Stock.

      In the event of the liquidation, dissolution or winding up of the Company, the holders of Series Y Preferred Stock are entitled to receive $1,000 per share plus all unpaid accrued dividends (whether or not declared) on a parity basis with the holders of the Company's Series X Preferred Stock. Remaining assets, if any, shall be distributed to the holders of Series X Preferred Stock, Series Y Preferred Stock, common stock and any other class or series of the Company's capital stock that is not limited to a fixed sum or percentage of assets on a pro rata basis, assuming full conversion into the Company's common stock of all Preferred Stock. Unless a majority of the holders of the then outstanding Series Y Preferred Stock elect otherwise, (i) an acquisition, merger or consolidation of the Company which results in a majority ownership change or (ii) the sale of all or substantially all of the assets of the Company (i.e., a "change in control") shall be deemed to be a liquidation of the Company.

      On or after the date on which the Company's certificate of incorporation is amended to increase the number of authorized shares of common stock to at least 250,000,000, at the option of the Series Y Preferred Stockholders, each share of Series Y Preferred Stock may be converted

                                  DSL.net, Inc.
                   Notes to Consolidated Financial Statements
                                   (continued)

into 2,000 shares of common stock, subject to adjustment for certain subsequent dilutive issuances and stock splits. Since the conversion option price was less than the market price of the Company's common stock on the date the Series Y Purchase Agreement was signed, the Company has recorded a reduction (discount) to the Preferred Stock and an offset to Additional Paid-in Capital and applied the same accounting treatment as described above for the Series X Preferred Stock.

      The Series Y Preferred Stock automatically converts into common stock upon the close of business on the date on which the closing sale price of the common stock on the Nasdaq Stock Market has exceeded $2.50 per share (as adjusted for any stock splits, stock dividends, recapitalizations or the like) for a period of 45 consecutive days commencing on or after June 26, 2002.

      Each share of Series Y Preferred Stock has the right to 978.5 votes and, except as otherwise provided in the Company's certificate of incorporation or required by law, votes together with all other classes and series of capital stock of the Company as a single class on all actions to be taken by all holders of the Company's stock. So long as at least 25% of the Series Y Preferred Stock issued pursuant to the Series Y Purchase Agreement remains outstanding, the Series Y Preferred Stockholders have the right to vote as a separate class with respect to the approval of (i) the authorization or issuance, or obligation to issue, any equity-related security having rights, preferences or privileges senior to or, during the six-month period commencing December 28, 2001, on parity with the Series Y Preferred Stock, (ii) any alteration or change to the rights, preferences or privileges of the Series Y Preferred Stock or (iii) any reclassification of the Series Y Preferred Stock.

      The Series Y Preferred Stock is redeemable, on parity with the Series X Preferred Stock and any other class or series of the Company's capital stock entitled to redemption that is on parity with the Series X Preferred Stock, at the option of a majority of the holders of the then outstanding shares of Series Y Preferred Stock at any time on or after January 1, 2005, at a price equal to $1,000 per share plus all unpaid accrued dividends (whether or not declared).

      In connection with the Series Y Purchase Agreement, the holders of the Series Y Preferred Stock and the Series X Preferred Stock entered into voting agreements which obligate them to vote in favor of the required transactions contemplated by the Series Y Purchase Agreement and related matters. In addition, a stockholders agreement among the Company, the holders of the Series X Preferred Stock and the holders of the Series Y Preferred Stock, provides for rights relating to election of directors, the registration of the Company's common stock issuable upon conversion of the Series X and Series Y Preferred Stock and certain protective provisions.

                                  DSL.net, Inc.
                   Notes to Consolidated Financial Statements
                                   (continued)

      The Series X and Series Y Preferred Stock activity is summarized as follows:

                                                                                Mandatorily
                                                                    Redeemable Convertible Preferred Stock
                                                         -------------------------------------------------------
                                                                 Series X                         Series Y
                                                         -------------------------        ----------------------
                                                         Shares          Amount           Shares         Amount
                                                         ------       ------------        ------     -----------
Balance December 31, 2000                                    --       $         --           --       $        --

Issuance of shares                                       10,000         10,000,000        6,469         6,469,000

Issuance costs                                                            (189,128)                      (300,000)

Discount on Series X and Y preferred stock resulting
  from a beneficial conversion feature,
  net of issuance costs                                                 (9,810,872)                    (6,169,000)

Accrued dividends on Series X and Y preferred stock                        115,233                          6,380

Accretion of beneficial conversion feature of Series X
  and Y preferred stock                                                    320,697                         27,976
                                                         ------       ------------        -----       -----------
Balance December 31, 2001                                10,000       $    435,930        6,469       $    34,356
                                                         ======       ============        =====       ===========

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

                                  DSL.net, Inc.
                   Notes to Consolidated Financial Statements
                                   (continued)

      On October 12, 1999, the Company completed its initial public offering of 7,200,000 shares of common stock resulting in net proceeds to the Company of approximately $48.5 million. In addition, the underwriters exercised their over-allotment option for 1,026,000 shares, resulting in additional net proceeds to the Company of approximately $7.2 million on November 8, 1999.

      In conjunction with the closing of the Company's initial public offering on October 12, 1999, all outstanding Series A, B, C, D and E preferred stock was converted into 35,909,761 shares of common stock.

      In March 2000, the Company completed a public offering of 5,750,000 shares of common stock, including the exercise of the underwriters' over-allotment option, at an offering price of $26.00 per share. Net proceeds to the Company from this offering were approximately $141,273,000, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

      In the first quarter of 2000, the Company recorded non-cash compensation expense of $870,000 relating to the vesting of stock options held by members of the Company's former advisory board. The advisory board was dissolved in the first quarter of 2000 and as a result, all unvested stock options held by such members were cancelled and the unamortized deferred compensation balance of $4,163,000, related to unvested stock options held by advisory board members was reclassified against additional paid-in capital. The 85,604 vested options held by members of the Company's former advisory board were exercised during the second quarter of 2000.

      The Company's remaining unamortized deferred compensation balance of approximately $1,668,000 as of December, 31 2001, relating to stock options and restricted stock held by employees and directors, is being amortized over the respective remaining vesting periods.

      In conjunction with the Company's acquisition of VISI, (Note 4), the Company issued purchase consideration that included 286,392 shares of common stock having a value of $2,315,000 at the time of the acquisition. The Company also assumed all of the then outstanding options issued under the VISI 1997 and 1999 Stock Option Plans, which became fully vested options to purchase an aggregate of 898,926 shares of common stock. The Company will grant no additional options under the VISI stock option plans. The VISI options were valued at $6,654,000 at the time of the acquisition.

      In January 2001, the Company exercised its repurchase right for 1,288,566 shares of common stock at $.001875 per share, representing the remaining unvested shares from one of the Company's founding shareholders who had terminated his employment. The shares were subsequently cancelled and $323,832, or $0.2513 per share, was reclassified from deferred compensation to additional paid-in capital and common stock.

      In July 2001, the Company exercised its repurchase right for 249,937 shares of common stock at $.001875 per share, representing the remaining unvested shares from one of the Company's founding shareholders who had terminated his employment. The shares were subsequently cancelled and $62,809, or $0.2513 per share, was reclassified from deferred compensation to additional paid-in capital and common stock.

Common Stock Reserved

                                  DSL.net, Inc.
                   Notes to Consolidated Financial Statements
                                   (continued)

      The Company has reserved shares of common stock as follows:

                                                           December 31,
                                                     -----------------------
                                                        2000          2001
                                                     ----------   -----------
1999 Stock Plan ..................................   10,835,329   10,473,563
2001 Stock Plan ..................................           --    4,000,000
VISI Stock Option Plans ..........................      836,441      679,615
1999 Employee Stock Purchase Plan ................      270,259      244,876
Stock warrants ...................................       83,314       83,314
Series X redeemable convertible preferred stock...           --   55,555,556
                                                     ----------   ----------
                                                     12,025,343   71,036,924
                                                     ==========   ==========

Stock Warrants

      On May 8, 2000, 111,242 stock purchase warrants, which were issued in connection with a lease transaction, were exercised in a cashless exercise pursuant to the terms of the warrants resulting in a net issuance of 102,737 shares of common stock.

      At December 31, 2000 and 2001, the Company had outstanding stock purchase warrants to purchase 83,314 shares of common stock.

10.   Income Taxes

      Due to the Company's net operating loss position, no provision for income taxes has been recorded for the years ended December 31, 1999, 2000 and 2001, respectively.

      The Company's deferred tax assets and liabilities were comprised of the following:

                                                      December 31,
                                        ------------------------------------------
                                           1999           2000             2001
                                        ----------    ------------    ------------
Net operating loss carryforwards.....    7,462,759    $ 46,351,085    $ 87,891,278
Other ...............................      554,756       3,381,268       6,801,788
                                        ----------    ------------    ------------
    Gross deferred tax assets........    8,017,515      49,732,353      94,693,066

Depreciation.........................      656,033       2,164,719       1,329,434
Other................................           --         527,713         566,102
                                        ----------    ------------    ------------
    Gross deferred tax liabilities...      656,033       2,692,432       1,895,536

                                        ----------    ------------    ------------
    Net deferred tax assets..........    7,361,482      47,039,921      92,797,530
Valuation allowance..................   (7,361,482)    (47,039,921)    (92,797,530)
                                        ----------    ------------    ------------
    Net deferred taxes...............   $       --    $         --    $         --
                                        ==========    ============    ============

      The Company has provided a full valuation allowance against the net deferred tax asset, because management does not believe it is more likely than not that this asset will be realized. If the Company achieves profitability, the net deferred tax assets may be available to offset future income tax liabilities.

                                  DSL.net, Inc.
                   Notes to Consolidated Financial Statements
                                   (continued)

      At December 31, 2001, the Company had $6,801,788 deferred tax assets classified as "other" in the table above. The principal components of this asset are book to tax basis differences arising from the amortization of intangibles, the recognition of bad debt and other accrued liabilities.

      At December 31, 2000 and 2001, the Company had approximately $115 million and $218 million of federal and state net operating loss carryforwards, respectively. Of this amount, approximately $2.5 million relates to stock-based compensation deductions which, when realized will be credited to additional paid-in-capital rather than a reduction to the income tax provision. The state and federal net operating loss carryforwards begin to expire in 2004 and 2019, respectively.

      Pursuant to Internal Revenue Code Section 382, certain substantial ownership changes may result in an annual limitation on the amount of net operating loss carryforwards that may be utilized to offset future income taxes. The Company is currently assessing the potential impact resulting from the Series X and Series Y Preferred Stock transactions (Note 9).

      The provision for (benefit from) income taxes reconciles to the statutory federal tax rate as follows:

                                                      December 31,
                                              -------------------------
                                              1999       2000      2001
                                              -----     -----     -----
Statutory federal tax rate                   (34.00)%  (34.00)%  (34.00)%
State income tax, net of federal benefit      (6.27)    (6.00)    (6.09)
Permanent differences                          7.29      1.50      0.94
Other                                          4.46        --        --
Deferred tax asset valuation allowance        28.52     38.50     39.15
                                              -----     -----     -----
      Effective federal tax rate                 --%       --%       --%
                                              =====     =====     =====

11.   Incentive Stock Award Plans

Employee Stock Option Plan

      In February 1999, the Company's Board of Directors adopted the 1999 Stock Plan under which employees, officers, directors, advisors and consultants can be granted incentive stock options, non-qualified stock options, stock appreciation rights, and stock awards. A total of 12,364,200 shares of common stock have been authorized under the 1999 Stock Plan.

      In November 2001, the Company's Board of Directors adopted the 2001 Stock Option and Incentive Plan (the "2001 Stock Plan") under which non-officer employees, certain new officers, advisors and consultants can be granted non-qualified stock options, stock appreciation rights, and stock awards. A total of 4,000,000 shares of common stock have been authorized under the 2001 Stock Plan.

      Options granted to employees under the 1999 Stock Plan and the 2001 Stock Plan, generally vest, at the discretion of the Board of Directors, either at (i) 25% after one year, then ratably over the next thirty-six months or (ii) 16% after six months and a day, then ratably over the next thirty months. Once vested, the options under both plans are exercisable for ten years from the date of grant.

                                  DSL.net, Inc.
                   Notes to Consolidated Financial Statements
                                   (continued)

      In conjunction with the acquisition of VISI, the Company also assumed all of the then outstanding options issued under the VISI 1997 and 1999 Stock Option Plans (together with the 1999 Stock Plan and the 2001 Stock Plan, "the Plans"), which became fully vested options to purchase an aggregate of 898,926 shares of common stock. No additional options will be granted by the Company under the VISI stock option plans. The VISI options were valued at $6,654,000 at the time of the acquisition.

      A summary of activity under the Plans as of December 31, 1999, 2000 and 2001 is as follows:

                                                                Weighted Average
                                                              -------------------
                                                Number of      Fair      Exercise
                                                  Shares       Value       Price
                                               ----------     -------    --------
Outstanding at Inception ...............               --       $  --      $  --

Granted ................................        7,692,879       $3.59      $2.01
Exercised ..............................         (116,635)                 $0.04
Cancelled ..............................       (1,701,942)                 $1.09
                                               ----------
Outstanding at December 31, 1999 .......        5,874,302

Granted ................................        6,142,293       $5.49      $8.31
VISI assumed ...........................          898,926                  $2.18
Exercised ..............................       (1,451,751)                 $0.59
Cancelled ..............................       (4,145,158)                 $8.66
                                               ----------
Outstanding at December 31, 2000 .......        7,318,612

Granted ................................        9,204,150       $0.68      $0.83
Exercised ..............................         (361,774)                 $0.05
Cancelled ..............................       (2,283,594)                 $6.17
                                               ----------
Outstanding at December 31, 2001 .......       13,877,394

The following summarizes the outstanding and exercisable options under the Plans as of December 31, 1999, 2000 and 2001:

                                  DSL.net, Inc.
                   Notes to Consolidated Financial Statements
                                   (continued)


                                                  Options Outstanding                  Options Exercisable
                                          ---------------------------------      ------------------------------
                                           Weighted Avg.
                        Number             Remaining Life      Weighted Avg.       Number         Weighted Avg.
Exercise Price        Outstanding           (in years)        Exercise Price     Exercisable     Exercise Price
--------------        -----------         --------------      --------------     -----------     --------------
12/31/99
--------
$0.04-0.07             2,383,741               9.2                $ 0.05             96,086           $0.04
$0.39-0.53             2,127,484               9.4                $ 0.47                 --           $  --
$5.00-9.85             1,166,077               9.7                $ 7.73                 --           $  --
$16.50-18.75             197,000               9.9                $17.81                 --           $  --
                      ----------                                                    --------
                       5,874,302                                  $ 2.32             96,086           $0.04

12/31/00
--------
$0.04-2.53             2,787,663               8.1                $ 0.66          1,425,012          $ 0.81
$2.72-5.00             2,712,289               9.7                $ 3.19            306,039          $ 2.99
$6.31-9.85             1,020,128               9.1                $ 7.04            140,002          $ 7.63
$10.63-14.88             584,283               8.9                $12.53             25,000          $10.63
$16.50-18.75              17,250               8.9                $17.28              4,783          $17.26
$20.94-25.94             196,999               2.2                $22.78            149,999          $22.75
                      ----------                                                  ---------
                       7,318,612                                  $ 4.07          2,050,835          $ 3.36

12/31/01
--------
$0.04-2.59            10,902,144               9.3                $ 0.79          1,944,923          $ 0.79
$2.59-5.19             2,027,736               8.4                $ 3.07            805,236          $ 3.11
$5.19-7.78               571,612               7.5                $ 6.93            341,058          $ 7.08
$7.78-10.37               88,290               7.3                $ 8.45             86,892          $ 8.44
$10.37-12.97             171,100               5.2                $11.94            110,157          $11.94
$12.97-15.56              96,287               7.2                $14.63             51,658          $14.63
$15.56-$25.94             20,225               6.7                $20.96             11,665          $21.53
                      ----------                                                  ---------
                      13,877,394                                  $ 1.69          3,351,589          $ 2.84

      If compensation expenses had been recognized based on the fair value of the options at their grant date, in accordance with SFAS No. 123, the results of operations for the years ended December 31, 1999, 2000 and 2001 would have been as follows:

                                                         Years ended December 31,
                                               ----------------------------------------------
                                                  1999             2000              2001
                                               ------------    -------------    -------------
Net loss:
   As reported .............................   $(21,988,313)   $(105,763,148)   $(115,453,682)
   Pro forma under FAS 123 .................   $(22,426,281)   $(110,231,819)   $(118,930,730)
Net loss applicable to common stockholders:
   As reported .............................   $(33,986,313)   $(105,763,148)   $(115,923,968)
   Pro forma under FAS 123 .................   $(34,424,281)   $(110,231,819)   $(119,401,016)
                                               ------------    -------------    -------------
Basic and diluted net loss per common share:
   As reported .............................   $   (2.05)      $   (1.75)       $   (1.81)
   Pro forma under FAS 123 .................   $   (2.08)      $   (1.82)       $   (1.87)

      The estimated fair value at date of grant for options granted for the year ended December 31, 1999 ranged from $0.23 to $16.27 per share and for the year ended December 31, 2000 ranged from $0.75 to $17.19 per share and for the year ended December 31, 2001, ranged from $0.15 to $1.58 per share. The minimum value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                    December 31,
                              --------------------------------------------------------
                                  1999                 2000                    2001
                              ------------          -----------            -----------
Risk free interest rate         4.88%-6.09%         5.26%-6.72%            4.70%-5.48%
Expected dividend yield            None                 None                  None
Expected life of option           10 years             5 years               3 years
Expected volatility           .0001%-84.52%            75.00%                151.65%

                                  DSL.net, Inc.
                   Notes to Consolidated Financial Statements
                                   (continued)


      As additional options are expected to be granted in future years, and the options vest over several years, the above pro forma results are not necessarily indicative of future pro forma results.

      During the year ended December 31, 1999, deferred compensation of approximately $13,929,000 was attributed to the common stock options and restricted stock granted with an exercise price below estimated fair value. Deferred compensation is recognized to compensation expense generally over the four year vesting period. Unvested options for terminated employees are cancelled and the value of such options are recorded as a reduction of deferred compensation with an offset to additional-paid-in-capital. Stock compensation expense totaled approximately $4,123,000, $3,192,000 and $1,202,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

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

      The first offering period of the Purchase Plan began on October 6, 1999 and ended on February 29, 2000. The Company issued a total of 29,741 and 25,383 shares of common stock under the plan during the years ended December 31, 2000 and 2001, respectively.

12.   Employee Savings Plan 401(K)

      On April 1, 2000, the Company started a 401(k) savings plan under which it matches employee contributions at 50% up to the first 4% of their contribution. Employees may elect to participate in the plan bi-annually on the enrollment dates provided they have been employees for at least ninety days. Employees participating in the plan may chose from a portfolio of investments, with the Company's match having the same investment distribution as the employees' election. The Company's contribution to the 401(k) plan during the years ended December 31, 2000 and 2001 was $219,459 and $189,691, respectively.

                                  DSL.net, Inc.
                   Notes to Consolidated Financial Statements
                                   (continued)

13.   Accrued Liabilities

      Accrued liabilities included the following:

                                                      2000               2001
                                                  -----------         ----------

Due to sellers                                     $4,033,658          $ 272,333

Taxes payable - other than
  income taxes                                      3,233,353          2,388,865

Accrued telecommunication
  expenses                                          2,030,000          1,958,470

Other accrued liabilities                           4,859,457          5,015,759
                                                  -----------         ----------
      Total                                       $14,156,468         $9,635,427
                                                  ===========         ==========

14. Restructuring and Impairments

      In December 2000, the Company initiated a new business plan strategy designed to conserve its capital, reduce its losses and extend its cash resources. This strategy included the following actions: 1) further network expansion was curtailed; 2) network connections to certain central offices were suspended; 3) certain facilities were vacated and consolidated; 4) operating expenses were reduced; and 5) headcount was reduced by approximately 140 employees. These actions resulted in a restructuring charge of approximately $3,542,000.

      In March 2001, the Company re-evaluated its restructuring reserve and booked an increase in the reserve of approximately $831,000, which was primarily related to delays in subleasing its vacated facilities and additional costs pertaining to its suspended central offices.

      In June 2001, due to the lack of liquidity in the financial markets, the Company further re-evaluated its business plans and determined that additional actions were necessary to further reduce its operating losses, cash burn rate and total funding requirements. These actions included: 1) further reductions in operating expenses; 2) closure of approximately 100 non-active and 250 active central offices; and 3) an additional reduction-in-force of approximately 90 employees. These actions resulted in additional restructuring charges approximating $32,503,000. Included in this amount were: 1) approximately $272,000 relating to severance expenses for the 90 employees; 2) approximately $26,079,000 for the costs associated with the Company's decision to close certain central offices, which includes approximately $2,545,000 relating to termination and equipment removal fees and approximately $23,534,000 in write-off of fixed assets; 3) approximately $1,641,000 for additional estimated costs resulting from delays and expected losses in subleasing vacated office space located in Santa Cruz, California, Atlanta, Georgia, Milford, Connecticut, and Chantilly, Virginia; 4) $1,356,000 for write down of additional equipment no longer in use; and 5) $3,155,000 for impairments of goodwill. The goodwill impairment analysis was accomplished by comparing the carrying value of the assets with the expected future net cash flows generated over the remaining useful life of the assets. Since the carrying value was more than the expected future net cash flows, the goodwill was reduced to the net present value of the expected future net cash flows. Of this amount, $2,124,000 related to a reduction in the goodwill for the Company's acquisition of Tycho and $1,031,000 related to a reduction in the goodwill for the Company's acquisition of certain assets of Trusted Net. These reductions in goodwill resulted in decreases in monthly amortization expense from approximately $56,800 to approximately $5,000 for Tycho, and from approximately $43,500 to approximately $20,600 for Trusted Net.

      During the third quarter 2001, due to limited available financing for the Company's operations and other factors, the Company again re-evaluated its business plans and determined that additional actions were necessary to further reduce its operating losses, cash burn rate and total funding requirements. These actions included: 1) further reductions in operating expenses;

                                  DSL.net, Inc.
                   Notes to Consolidated Financial Statements
                                   (continued)


2) closure of the Tycho and Trusted Net facilities in Santa Cruz, CA and Marietta, GA, respectively; and 3) decision not to install equipment in 100 new central offices. These actions resulted in additional restructuring and impairment charges approximating $4,748,000. Included in this amount are increases of: 1) approximately $4,451,000 relating to the write off of equipment; 2) approximately $376,000 for additional estimated costs relating to the delays and losses in subleasing vacated office space located in Santa Cruz, California and Milford, Connecticut; 3) approximately $246,000 in additional costs for equipment removal fees associated with the Company's previous decision to close certain central offices; and 4) approximately $800,000 for impairments of goodwill. These increases in the restructuring reserve were partially offset by a reduction of approximately $1,125,000 in previously reserved amounts relating to estimated termination fees associated with the Company's previous decision to close certain central offices, as the Company was successful in negotiating significantly reduced fees at many of the closed central office locations. The goodwill impairment analysis was accomplished by comparing the carrying value of the assets with the expected future net cash flows generated over the remaining useful life of the assets. As a result of this analysis, expected future net cash flows were determined to be insignificant and, as the carrying value was more than these expected future net cash flows, the balance of goodwill was written off. Of this amount, approximately $170,000 related to a reduction in the goodwill for the Company's acquisition of Tycho and approximately $630,000 related to a reduction in the goodwill for the Company's acquisition of certain assets of Trusted Net.

      During the fourth quarter 2001, the Company again re-evaluated its business plans and determined that additional actions were necessary to further reduce its operating losses and cash burn rate. These actions included an additional reduction-in-force of approximately 84 employees. These actions resulted in additional restructuring and impairment charges approximating $511,000. Included in this amount are increases of: 1) approximately $164,000 relating to severance expenses for the 84 employees; and 2) approximately $500,000 for impairments of long term investments. These increases in the restructuring reserve were partially offset by a reduction of approximately $153,000 in previously reserved amounts relating to the write down of fixed assets associated with the Company's previous decision to close certain central offices. Additionally, during the fourth quarter of 2001, the Company reallocated amounts previously reserved for equipment removal to termination fees, as the Company was successful in negotiating reduced fees for equipment removal at many of the closed central office locations.

      The long term investment impairment analysis was accomplished by comparing the carrying value of the investments with the expected future net cash flows generated, over the remaining useful life of the investments.

                                  DSL.net, Inc.
                   Notes to Consolidated Financial Statements
                                   (continued)


      The following table summarizes the additions and charges to the restructuring reserve from December 2000 through December 2001, and the remaining reserve balances at December 31, 2001:

                             (dollars in thousands)

                                                       Central    Central      Fixed                 Impairment
                                                        Office     Office      Asset     Impairment      of
                                            Facility    Term.      Equip.      Write         of      Long-term
                               Severance     Leases     Fees      Removal       Off       Goodwill   Investment   Total
                               ---------    -------    -------    -------    --------    ----------    -----    --------
Additions to the
 reserve Dec. 2000             $     448    $ 1,078    $   600    $    --    $  1,416    $       --    $  --    $  3,542

Charges to the
  reserve                           (362)                                      (1,416)                            (1,778)
                               ---------    -------    -------    -------    --------    ----------    -----    --------
Reserve balance at
  Dec. 31, 2000                $      86    $ 1,078    $   600    $    --    $     --    $       --    $  --    $  1,764

Additions to the
 reserve:                            436      2,408        215      1,451      29,628         3,955      500      38,593

Charges to the
 reserve                            (522)    (2,290)      (500)    (1,451)    (29,628)       (3,955)    (500)    (38,846)
                               ---------    -------    -------    -------    --------    ----------    -----    --------
Reserve balance at
 Dec. 31, 2001                 $      --    $ 1,196    $   315    $    --    $     --    $       --    $  --    $  1,511
                               =========    =======    =======    =======    ========    ==========    =====    ========

      The restructuring reserve charges during the year ended December 31, 2000, of approximately $3,542,000 included approximately $2,263,000, in network and operations expenses, $161,000 in sales and marketing expenses and approximately $1,118,000 in general and administrative expenses on the consolidated statements of operations. At December 31, 2000, approximately $362,000 of severance costs and approximately $1,416,000 of capitalized collocation application fees had been charged against the restructuring reserves. The remaining reserve balance of approximately $1,764,000 is included in the Company's accrued liabilities at December 31, 2000.

      The restructuring reserve charges for the year ended December 31, 2001 included approximately $31,528,000 in network and operations expenses, approximately $6,998,000 in general and administrative expenses, and approximately $67,000 in sales and marketing expenses on the consolidated statements of operations. The remaining reserve balance of approximately $1,511,000 is included in the Company's accrued liabilities at December 31, 2001.

15. Subsequent Events

      In January 2002, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Broadslate Networks, Inc. ("Broadslate") for the purchase of up to approximately 1,100 business broadband customer accounts and certain other assets, including accounts receivables related to the acquired customer accounts for $800,000, subject to certain adjustments. The Asset Purchase Agreement provides for an initial cash payment of $650,000, with a $150,000 "holdback" amount retained by the Company, to be paid to Broadslate after a transition period, subject to certain adjustments, as provided for in the Asset Purchase Agreement. Certain of the Company's stockholders, including investment funds affiliated with Columbia Capital, in the aggregate own in excess of 10% of the capital stock of Broadslate. An affiliate of Columbia Capital and a member of our Board of Directors, was also a director of Broadslate until February 2002.

                                  DSL.net, Inc.
                   Notes to Consolidated Financial Statements
                                   (continued)


      On January 23, 2002, the Company amended its long-term purchase commitment with AT&T for data transport services. The amendment reduced the Company's minimum purchase commitment to $1,100,000 for the contract year ending in November 2002 and $987,000 for the contract year ending in October 2003. The Company also has a commitment to purchase $17,600 per month of certain additional network capacity from AT&T throughout the commitment period (Note 7).

      In February, 2002, the Company negotiated a termination of its obligations under its lease for vacated office space located in Milford, CT. The Company had recorded anticipated losses related to these vacated premises as part of its restructuring charges during the year ended December 31, 2001. Consequently, no additional costs related to this lease will be incurred during the year ended December 31, 2002. ( Note 14).

      On March 1, 2002, the Company issued 10,000 shares of Series X Preferred Stock to VantagePoint for proceeds of $1,000 per share, or an aggregate of $10 million, in accordance with the provisions of the Series X Purchase Agreement. With the completion of this Series X Preferred Stock transaction the Series Y Investors are contractually committed to purchase an additional 8,531 shares of Series Y Preferred Stock at $1,000 per share, for an aggregate purchase price of $8,531,000, subject to stockholder approval and certain other conditions. In accordance with the Series Y Purchase Agreement the Company will use $3,531,000 of the proceeds from such Series Y issuance to repay certain promissory notes, resulting in additional net proceeds of $5,000,000, (Note 9).

16. Selected Unaudited Quarterly Financial Data

      The following table depicts selected quarterly unaudited financial data for the years ended December 31, 1999, 2000 and 2001.

                                                                                            Net Loss
                                                          Preferred                           Per
                                                            Stock           Net Loss        Share,
                                                          Exchange,      Applicable to       Basic
                         Operating                        Dividends          Common           and
          Net Revenue       Loss          Net Loss      and Accretion     Stockholders      Diluted
          -----------   ------------    ------------    -------------    -------------       -----
Q1 1999   $    48,188   $ (1,693,088)   $ (1,686,614)   $          --    $  (1,686,614)      (0.51)
Q2 1999       135,985     (5,011,774)     (4,810,633)     (11,998,000)     (16,808,633)      (2.45)
Q3 1999       317,492     (6,236,669)     (5,621,484)              --       (5,621,484)      (0.66)
Q4 1999       810,881    (10,929,861)     (9,869,582)              --       (9,869,582)      (0.21)

Q1 2000     1,404,130    (19,851,278)    (18,338,284)              --      (18,338,284)      (0.33)
Q2 2000     3,505,866    (29,668,566)    (27,286,633)              --      (27,286,633)      (0.45)
Q3 2000     5,763,729    (31,563,809)    (30,231,355)              --      (30,231,355)      (0.48)
Q4 2000     7,115,685    (31,400,032)    (29,906,876)              --      (29,906,876)      (0.47)

Q1 2001     8,822,319    (27,153,299)    (26,626,674)              --      (26,626,674)      (0.42)
Q2 2001    10,347,878    (56,269,983)    (56,168,995)              --      (56,168,995)      (0.88)
Q3 2001    11,724,199    (21,897,516)    (21,911,744)              --      (21,911,744)      (0.34)
Q4 2001   $11,075,015   $(10,574,483)   $(10,746,269)   $    (470,286)   $ (11,216,555)      (0.17)

      The 2000 quarterly revenue has been restated to reflect the impact of SAB No.101 (Note 2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during DSL.net's two most recent fiscal years.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The information under the sections "Election of Directors," "Occupations of Directors and Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" from the registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 29, 2002, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year ended December 31, 2001, is hereby incorporated by reference.

Item 11. Executive Compensation

      The information under the sections "Compensation and Other Information Concerning Directors and Officers" and "Stock Performance Graph" from the registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 29, 2002, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year ended December 31, 2001, is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information under the section "Securities Ownership of Certain Beneficial Owners and Management" from the registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 29, 2002, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year ended December 31, 2001, is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

      The information under the sections "Compensation and Other Information Concerning Directors and Officers" and "Certain Relationships and Related Transactions" from the registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 29, 2002, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year ended December 31, 2001, is hereby incorporated by reference.

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

2.02 Agreement and Plan of Merger, dated as of May 25, 2000, by and among DSL.net Inc., Greens Farms Corporation, Vector Internet Services, Inc. and certain stockholders of Vector (incorporated by reference to Exhibit 2 filed with our Form 8-K dated as of May 26, 2000).

3.01* Amended and Restated Certificate of Incorporation of DSL.net, Inc., as amended.

3.02 Amended and Restated By-laws of DSL.net, Inc. (incorporated by reference to Exhibit 3.03 filed with our registration statement on Form S-1 (No. 333-80141)).

3.03* Form of Promissory Note dated as of December 28, 2002 between DSL.net and certain holders of Series Y convertible preferred stock.

4.01 Specimen Certificate for shares of DSL.net, Inc.'s Common Stock (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (No. 333-80141)).

4.02 Specimen Certificate for shares of DSL.net, Inc.'s Series X Preferred Stock (incorporated by reference to Exhibit 4.01 filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

4.03 Specimen Certificate for shares of DSL.net, Inc.'s Series Y Preferred Stock (incorporated by reference to Exhibit 4.02 filed with our Form 8-K dated as of December 24, 2001).

4.04 Description of Capital Stock (contained in the Certificate of Incorporation filed as Exhibit 3.01 herewith).

4.05 Form of Stock Purchase Warrant dated as of October 12, 1999 between DSL.net, Inc. and certain investors (incorporated by reference to exhibit 4.03 filed with our registration statement on Form S-1 (No. 333-96349)).

10.01+ Amended and Restated 1999 Stock Plan (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (No. 333-80141)).

10.02+ 1999 Employee Stock Purchase Plan (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (No. 333-80141)).

10.03+   2001 Stock Option and Incentive Plan (incorporated by reference to
         Exhibit 4.4 filed with our registration statement on Form S-8 (No. 333-75230)).

10.04 Amended and Restated Investors' Rights Agreement dated as of July 16, 1999 between DSL.net, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.03 filed with our registration statement on Form S-1 (No. 333-80141)).

10.05 Amendment No. 1 to Amended and Restated Investors' Rights Agreement (incorporated by reference to Exhibit 10.21 filed with our registration statement on Form S-1 (No. 333-80141)).

10.06 Lease Agreement dated February 5, 1999 by and between DSL.net, Inc. and Long Wharf Drive, LLC, as amended (incorporated by reference to Exhibit
         10.07 filed with our registration statement on Form S-1 (No.
         333-96349)).

10.07 Amendment No. 1 dated June 9, 1999 to Lease Agreement by and between DSL.net, Inc. and Long Wharf Drive, LLC (incorporated by reference to
         Exhibit 10.08 filed with our registration statement on Form S-1 (No. 333-96349)).

10.08 Amendment No. 2 dated November 9, 1999 to Lease Agreement by and between DSL.net, Inc. and Long Wharf Drive, LLC (incorporated by reference to Exhibit 10.09 filed with our registration statement on Form S-1 (No. 333-96349)).

10.09 Amendment No. 3 dated January 20, 2000 to Lease Agreement by and between DSL.net, Inc. and Long Wharf Drive, LLC (incorporated by reference to Exhibit 10.10 filed with our registration statement on Form S-1 (No. 333-96349)).

10.10 Amendment No. 4 dated February 8, 2000 to Lease Agreement by and between DSL.net, Inc. and Long Wharf Drive, LLC (incorporated by reference to Exhibit 10.12 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.11* Amendment No. 5 dated November 12, 2001 to Lease Agreement by and between DSL.net, Inc. and Long Wharf Drive, LLC.

10.12 Amended and Restated Shareholders' Agreement, as amended, by and among DSL.net, Inc. and certain investors (incorporated by reference to Exhibit 10.08 filed with our registration statement on Form S-1 (No. 333-80141)).

10.13+ Additional Compensation Agreement dated as of December 29, 1998 between DSL.net, Inc. and David Struwas (incorporated by reference to Exhibit
         10.18 filed with our registration statement on Form S-1 (No.
         333-80141)).

10.14 Vector Internet Services, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 4.4 filed with our registration statement on Form S-8 (No. 333-39016)).

10.15 Vector Internet Services, Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 4.5 filed with our registration statement on Form S-8 (No. 333-39016)).

10.16 Series X Preferred Stock Purchase Agreement dated as of November 14, 2001, by and among DSL.net and the Investors named therein (incorporated by reference to Exhibit 10.01 filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

10.17 Series Y Preferred Stock Purchase Agreement dated as of December 24, 2001, by and among DSL.net and the Investors named therein (incorporated by reference to Exhibit 99.01 filed with our Form 8-K dated as of December 24, 2001).

10.18 Stockholders Agreement dated as of December 24, 2001, by and among DSL.net and the Investors named therein (incorporated by reference to Exhibit 99.02 filed with our Form 8-K dated as of December 24, 2001).

10.19 Form of Voting Agreement dated as of December 24, 2001, by and between DSL.net, the Stockholders named therein and the Investors named therein (incorporated by reference to Exhibit 99.03 filed with our Form 8-K dated as of December 24, 2001).

10.20 Form of Voting Agreement dated as of December 24, 2001, by and between DSL.net and the Investors named therein (incorporated by reference to Exhibit 99.04 filed with our Form 8-K dated as of December 24, 2001).

21.01*   Subsidiaries of DSL.net, Inc.

23.01*   Consent of PricewaterhouseCoopers LLP.

24.01*   Power of Attorney (see signature page hereto).

-----------------
*     Filed herewith

+ Indicates a management contract or any compensatory plan, contract or arrangement.

(b) Reports on Form 8-K

      The Company filed a Current Report on Form 8-K on January 10, 2002, reporting on Items 5 and 7, relating to the Series Y Preferred Stock Purchase Agreement, dated as of December 24, 2001, by and among the Company and the Investors named therein.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DSL.NET, INC.

Dated: March 29, 2002                   By: /s/David F. Struwas
                                            -------------------------
                                            David F. Struwas
                                            Chairman of the Board and
                                            Chief Executive Officer

                        POWER OF ATTORNEY AND SIGNATURES

      We, the undersigned officers and directors of DSL.net, Inc., hereby severally constitute and appoint David F. Struwas, Robert J. DeSantis and Stephen Zamansky, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable DSL.net, Inc. to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title(s)                              Date
---------                   --------                              ----

/s/David F. Struwas         Chairman of the Board and Chief       March 29, 2002
-------------------------   Executive Officer
David F. Struwas            (Principal Executive Officer)


/s/ Robert J. DeSantis      Chief Financial Officer               March 29, 2002
-------------------------   (Principal Financial and
Robert J. DeSantis          Accounting Officer)


/s/ Robert Gilbertson       Director                              March 29, 2002
-------------------------
Robert Gilbertson

/s/ Harry Hopper            Director                              March 29, 2002
-------------------------
Harry Hopper

Signature                   Title(s)                              Date
---------                   --------                              ----

/s/ Paul Keeler             Director                              March 29, 2002
-------------------------
Paul Keeler

/s/ William J. Marshall     Director                              March 29, 2002
-------------------------
William J. Marshall

/s/James D. Marver          Director                              March 29, 2002
-------------------------
James D. Marver

/s/ William Seifert         Director                              March 29, 2002
-------------------------
William Seifert

/s/ Paul K. Sun             Director                              March 29, 2002
-------------------------
Paul K. Sun

                   Exhibit Index to Annual Report on Form 10-K
                     for Fiscal Year Ended December 31, 2001

EXHIBIT
   NO.                                  EXHIBIT
-------                                 -------

2.01 Agreement and Plan of Merger, dated as of November 30, 1999, by and among DSL.net, Inc., Long Wharf Mergeco, Inc. and Tycho Networks, Inc. (incorporated by reference to Exhibit 2 filed with our Form 8-K dated as of December 1, 1999).

2.02 Agreement and Plan of Merger, dated as of May 25, 2000, by and among DSL.net Inc., Greens Farms Corporation, Vector Internet Services, Inc. and certain stockholders of Vector (incorporated by reference to Exhibit 2 filed with our Form 8-K dated as of May 26, 2000).

3.01* Amended and Restated Certificate of Incorporation of DSL.net, Inc., as amended.

3.02 Amended and Restated By-laws of DSL.net, Inc. (incorporated by reference to Exhibit 3.03 filed with our registration statement on Form S-1 (No. 333-80141)).

3.03* Form of Promissory Note dated as of December 28, 2002 between DSL.net and certain holders of Series Y convertible preferred stock.

4.01 Specimen Certificate for shares of DSL.net, Inc.'s Common Stock (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (No. 333-80141)).

4.02 Specimen Certificate for shares of DSL.net, Inc.'s Series X Preferred Stock (incorporated by reference to Exhibit 4.01 filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

4.03 Specimen Certificate for shares of DSL.net, Inc.'s Series Y Preferred Stock (incorporated by reference to Exhibit 4.02 filed with our Form 8-K dated as of December 24, 2001).

4.04 Description of Capital Stock (contained in the Certificate of Incorporation filed as Exhibit 3.01 herewith).

4.05 Form of Stock Purchase Warrant dated as of October 12, 1999 between DSL.net, Inc. and certain investors (incorporated by reference to exhibit 4.03 filed with our registration statement on Form S-1 (No. 333-96349)).

10.01+ Amended and Restated 1999 Stock Plan (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (No. 333-80141)).

10.02+ 1999 Employee Stock Purchase Plan (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (No. 333-80141)).

10.03+   2001 Stock Option and Incentive Plan (incorporated by reference to
         Exhibit 4.4 filed with our registration statement on Form S-8 (No. 333-75230)).

10.04 Amended and Restated Investors' Rights Agreement dated as of July 16, 1999 between

         DSL.net, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.03 filed with our registration statement on Form S-1 (No. 333-80141)).

10.05 Amendment No. 1 to Amended and Restated Investors' Rights Agreement (incorporated by reference to Exhibit 10.21 filed with our registration statement on Form S-1 (No. 333-80141)).

10.06 Lease Agreement dated February 5, 1999 by and between DSL.net, Inc. and Long Wharf Drive, LLC, as amended (incorporated by reference to Exhibit
         10.07 filed with our registration statement on Form S-1 (No.
         333-96349)).

10.07 Amendment No. 1 dated June 9, 1999 to Lease Agreement by and between DSL.net, Inc. and Long Wharf Drive, LLC (incorporated by reference to
         Exhibit 10.08 filed with our registration statement on Form S-1 (No. 333-96349)).

10.08 Amendment No. 2 dated November 9, 1999 to Lease Agreement by and between DSL.net, Inc. and Long Wharf Drive, LLC (incorporated by reference to Exhibit 10.09 filed with our registration statement on Form S-1 (No. 333-96349)).

10.09 Amendment No. 3 dated January 20, 2000 to Lease Agreement by and between DSL.net, Inc. and Long Wharf Drive, LLC (incorporated by reference to Exhibit 10.10 filed with our registration statement on Form S-1 (No. 333-96349)).

10.10 Amendment No. 4 dated February 8, 2000 to Lease Agreement by and between DSL.net, Inc. and Long Wharf Drive, LLC (incorporated by reference to Exhibit 10.12 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.11* Amendment No. 5 dated November 12, 2001 to Lease Agreement by and between DSL.net, Inc. and Long Wharf Drive, LLC.

10.12 Amended and Restated Shareholders' Agreement, as amended, by and among DSL.net, Inc. and certain investors (incorporated by reference to Exhibit 10.08 filed with our registration statement on Form S-1 (No. 333-80141)).

10.13+ Additional Compensation Agreement dated as of December 29, 1998 between DSL.net, Inc. and David Struwas (incorporated by reference to Exhibit
         10.18 filed with our registration statement on Form S-1 (No.
         333-80141)).

10.14 Vector Internet Services, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 4.4 filed with our registration statement on Form S-8 (No. 333-39016)).

10.15 Vector Internet Services, Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 4.5 filed with our registration statement on Form S-8 (No. 333-39016)).

10.16 Series X Preferred Stock Purchase Agreement dated as of November 14, 2001, by and among DSL.net and the Investors named therein (incorporated by reference to Exhibit 10.01 filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

10.17 Series Y Preferred Stock Purchase Agreement dated as of December 24, 2001, by and among DSL.net and the Investors named therein (incorporated by reference to Exhibit 99.01 filed with our Form 8-K dated as of December 24, 2001).

10.18 Stockholders Agreement dated as of December 24, 2001, by and among DSL.net and the Investors named therein (incorporated by reference to Exhibit 99.02 filed with our Form 8-

         K dated as of December 24, 2001).

10.19 Form of Voting Agreement dated as of December 24, 2001, by and between DSL.net, the Stockholders named therein and the Investors named therein (incorporated by reference to Exhibit 99.03 filed with our Form 8-K dated as of December 24, 2001).

10.20 Form of Voting Agreement dated as of December 24, 2001, by and between DSL.net and the Investors named therein (incorporated by reference to Exhibit 99.04 filed with our Form 8-K dated as of December 24, 2001).

21.01*   Subsidiaries of DSL.net, Inc.

23.01*   Consent of PricewaterhouseCoopers LLP.

24.01*   Power of Attorney (see signature page hereto).

----------
*     Filed herewith

+ Indicates a management contract or any compensatory plan, contract or arrangement.

                      Report of Independent Accountants on
                          Financial Statement Schedule

To the Board of Directors and Stockholders of DSL.net, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 26, 2002, except for the paragraph in Note 15, as to which the date is March 1, 2002, appearing in this Annual Report on the Form 10-K of DSL.net, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP

Stamford, Connecticut
February 26, 2002

SCHEDULE II. Valuation and Qualifying Accounts

The following table depicts the activity in the allowance for doubtful accounts for the years ended December 31, 1999, 2000 and 2001:

-------------------------------------------------------------------------------------------
                              Allowance for Doubtful Accounts
-------------------------------------------------------------------------------------------
                                                 Additions     Deductions
                      Additions   Additions     Charged to       Charged
        Balance at    Charged to  Charged to   Sales Credits     Against
        Beginning     Costs and    Purchase         and         Valuation       Balance at
Year    of Period     Expenses    Accounting     Allowances     Allowance     End of Period
-------------------------------------------------------------------------------------------
1999    $       --   $   62,819   $   16,329   $          --   $   (16,545)   $      62,603
-------------------------------------------------------------------------------------------
2000    $   62,603   $  700,000   $   87,000   $     590,496   $   (87,000)   $   1,353,099
-------------------------------------------------------------------------------------------
2001    $1,353,099   $2,807,239   $       --   $   1,498,498   $(1,814,688)   $   3,844,148
-------------------------------------------------------------------------------------------