Form 10-Q
period 2002-03-31
DSL NET INC
filed 2002-05-09
CIK 1085866

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-27525


                                  DSL.NET, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                             06-1510312
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


         545 Long Wharf Drive
        New Haven, Connecticut                                     06511
 (Address of principal executive offices)                        (Zip Code)


                                 (203) 772-1000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

     As of April 29, 2002 the registrant had 64,858,966 shares of Common Stock outstanding.

================================================================================

                                  DSL.NET, INC.

                                      INDEX



                                                                           Page
                                                                          Number
                                                                          ------

                         Part I - Financial Information


Item 1.  Consolidated Financial Statements..................................3

             Consolidated Balance Sheets (unaudited) at December 31,
               2001 and March 31, 2002......................................3

             Consolidated Statements of Operations (unaudited) for
               the three months ended March 31, 2001 and 2002...............4

             Consolidated Statements of Cash Flows (unaudited) for
               the three months ended March 31, 2001 and 2002...............5

             Notes to Consolidated Financial Statements.....................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.........................................13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........19


                           Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds...........................20

Item 6.  Exhibits and Reports on Form 8-K....................................20

Signature....................................................................21

Exhibit Index................................................................22

                         Part I - Financial Information

Item 1. Consolidated Financial Statements

                                  DSL.net, Inc.

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)
                                   (unaudited)

ASSETS                                                                                                December 31,       March 31,
                                                                                                          2001              2002
                                                                                                       ---------         ---------
Current assets:

Cash and cash equivalents                                                                              $  19,285         $  20,616

Restricted cash                                                                                              346               328
Accounts receivable (net of allowances of $3,844 and $4,118 at
December 31, 2001 and March 31, 2002, respectively)                                                        5,856             6,547
Deferred costs                                                                                             1,131               900
Prepaid expenses and other current assets                                                                  2,235             2,253
                                                                                                       ---------         ---------
Total current assets                                                                                      28,853            30,644

Fixed assets, net                                                                                         36,861            33,567
Goodwill and other intangible assets                                                                      14,741            14,049
Other assets                                                                                                 569               788
                                                                                                       ---------         ---------
Total assets                                                                                           $  81,024         $  79,048
                                                                                                       =========         =========
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                                                       $   4,327         $   3,949
Accrued salaries                                                                                             907               962
Accrued liabilities                                                                                        9,636             7,691
Deferred revenue                                                                                           3,966             4,150
Current portion of capital leases payable                                                                  2,902             2,877
Current portion of bridge loans payable                                                                    3,531             3,531
                                                                                                       ---------         ---------
Total current liabilities                                                                                 25,269            23,160
Capital leases payable                                                                                     4,560             3,799
                                                                                                       ---------         ---------
Total liabilities                                                                                         29,829            26,959
                                                                                                       ---------         ---------
Commitments and contingencies (Note 8)

Preferred stock, 20,000,000 preferred shares authorized:
20,000 shares designated as Series X, mandatorily redeemable convertible preferred stock, $.001 par value, 10,000 and 20,000 shares ($10,115 and $20,515 liquidation preference) issued and outstanding as of
December 31, 2001 and March 31, 2002, respectively                                                           436             1,921

15,000 shares designated as Series Y, mandatorily redeemable convertible preferred stock, $.001 par value, 6,469 and 6,469 shares ($6,475 and $6,669 liquidation preference) issued and outstanding as of
December 31, 2001 and March 31, 2002, respectively                                                            34               740

Stockholders' equity:
Common stock, $.0005 par value; 200,000,000 shares authorized;
64,851,462 and 64,851,462 shares issued and outstanding                                                       32                32
Additional paid-in capital                                                                               300,757           308,569
Deferred compensation                                                                                     (1,667)           (1,321)
Accumulated deficit                                                                                     (248,397)         (257,852)
                                                                                                       ---------         ---------
Total stockholders' equity                                                                                50,725            49,428
                                                                                                       ---------         ---------

Total liabilities, mandatorily redeemable convertible, preferred stock and stockholders' equity        $  81,024         $  79,048
                                                                                                       =========         =========

                    The accompanying notes are an integral part of these consolidated financial statements.

                                  DSL.net, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                      ---------------------------------
                                                                          2001                 2002
                                                                      ------------         ------------
Revenue                                                               $      8,822         $     11,381
                                                                      ------------         ------------
Operating expenses:
Network  (excluding $7 and $7 of                                            11,848                8,712
stock compensation, respectively)
Operations  (excluding $60 and $15 of
stock compensation, respectively)                                            5,114                1,991
General and administrative  (excluding $92 and $111 of
stock compensation, respectively)                                            5,463                3,402
Sales and marketing (excluding $216 and $214 of
stock compensation, respectively)                                            4,965                1,197
Stock compensation                                                             375                  347
Depreciation and amortization                                                8,211                5,114
                                                                      ------------         ------------
Total operating expenses                                                    35,976               20,763
                                                                      ------------         ------------

Operating loss                                                             (27,154)              (9,382)

Interest income (expense), net                                                 529                 (245)
Other (expense) income, net                                                     (2)                 172
                                                                      ------------         ------------
Net loss                                                              $    (26,627)        $     (9,455)
                                                                      ============         ============
Net loss applicable to common stockholders:
Net loss                                                              $    (26,627)        $     (9,455)
Dividends on preferred stock                                                  --                   (594)
Accretion of preferred stock                                                  --                 (1,597)
                                                                      ------------         ------------
Net loss applicable to common stockholders                            $    (26,627)        $    (11,646)
                                                                      ============         ============

Net loss per share, basic and diluted                                 $      (0.42)        $      (0.18)
                                                                      ============         ============

Shares used in computing net loss per share, basic and diluted          63,385,696           64,743,155
                                                                      ============         ============

        The accompanying notes are an integral part of these consolidated financial statements.

                                  DSL.net, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                    -------------------------
                                                                      2001             2002
                                                                    --------         --------
Cash flows  from operating activities:
Net loss                                                            $(26,627)        $ (9,455)
Reconciliation of net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization                                          8,211            5,114
Amortization of deferred debt issuance costs                              15                9
Stock compensation expense                                               375              347
Restructuring charges for write-down of fixed assets                     440             --
Loss on sale/write-off of fixed assets                                  --                 53
(Increase) in other assets                                                (7)            (219)
Net changes in operating assets and liabilities:
Decrease / (increase) in accounts receivable, net                        192             (691)
(Increase) / decrease in prepaid and other current assets               (963)             213
(Decrease) in accounts payable                                        (4,066)            (378)
(Decrease) / increase in accrued salaries                               (261)              55
Increase / (decrease) in accrued liabilities                           3,718           (1,945)
Increase in deferred revenue                                             173              185
                                                                    --------         --------
Net cash (used in) operating activities                              (18,800)          (6,712)
                                                                    --------         --------
Cash flows from investing activities:
Purchases of property and equipment                                   (1,513)            (605)
Proceeds from sales of property and equipment                           --                 73
Acquisitions of businesses and customer lines                           (625)            (650)
Decrease in restricted cash                                             --                 18
                                                                    --------         --------
Net cash (used in) investing activities                               (2,138)          (1,164)
                                                                    --------         --------
Cash flows from financing activities:
Proceeds from issuance of common stock for stock option
exercises and employee stock purchase plan                                31                2
Proceeds from preferred stock issuance                                  --             10,000
Principal payments under notes and capital lease obligations          (1,244)            (795)
                                                                    --------         --------
Net cash (used in) provided by financing activities                   (1,213)           9,207
                                                                    --------         --------
Net (decrease) / increase in cash and cash equivalents               (22,151)           1,331
Cash and cash equivalents at beginning of period                      72,324           19,285
                                                                    --------         --------
Cash and cash equivalents at end of period                          $ 50,173         $ 20,616
                                                                    ========         ========

   The accompanying notes are an integral part of these consolidated financial statements.

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. Summary of Significant Accounting Policies

A. Basis of Presentation

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates. Certain prior period amounts have been reclassified to conform to the 2002 presentation. The consolidated financial statements ("financial statements") at March 31, 2002 and for the three months ended March 31, 2001 and 2002 are unaudited, but include all adjustments (consisting only of normal recurring adjustments and restructuring and impairment adjustments) that the Company considers necessary for a fair presentation of financial position and operating results. Operating results for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for any future periods.

     Network and operations expenses, which were previously reported as a combined amount on the consolidated statements of operations, have been separated into two components: (1) network expenses and (2) operations expenses. Network expenses include costs related to network engineering and network operations personnel, costs for telecommunications lines between customers, central offices, network service providers and the Company's network, costs for rent and power at the Company's central offices, costs to connect to the Internet, costs of customer line installations and the costs of customer premise equipment when sold to customers. Operations expenses include costs related to customer care, customer provisioning, customer billing, customer technical assistance, purchasing, headquarters facilities operations, operating systems maintenance and support and other related overhead expenses.

     The accompanying unaudited interim financial statements have been prepared with the assumption that users of the interim financial information have either read or have access to the Company's financial statements for the year ended December 31, 2001. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the Company's December 31, 2001 audited financial statements have been omitted from these unaudited interim financial statements. These financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions, rules and regulations. While management believes the disclosures presented are adequate to make these financial statements not misleading, these financial statements should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which has been filed with the Securities and Exchange Commission.

B. Revenue Recognition

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS", which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees.

C. Earnings (Loss) Per Share

     Basic earnings per share is computed by dividing income or loss applicable to common shareholders by the weighted average number of shares of the Company's common stock outstanding during the period, after giving consideration to shares subject to repurchase.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and dilutive conversion of the Company's outstanding preferred stock. The diluted earnings per share amount is the same as the basic earnings per share amount because the Company had a net loss during each period presented and the impact of the assumed exercise of the stock options and warrants and the assumed conversion of preferred stock would have been anti-dilutive.

2. Liquidity

     As reflected in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company incurred operating losses of approximately $115,895,000 and negative operating cash flows of approximately $62,990,000 during the year ended December 31, 2001. During the three months ended March 31, 2002, the Company incurred operating losses of approximately $9,443,000 and negative operating cash flows of approximately $6,712,000. These operating losses and negative operating cash flows have been financed primarily by proceeds from equity issuances. The Company had accumulated deficits of approximately $248,397,000 at December 31, 2001 and approximately $257,913,000 at March 31, 2002.

     The Company expects its operating losses, net operating cash outflows and capital expenditures to continue during 2002. The Company completed rounds of private equity and bridge loan financings totaling approximately $20 million in the fourth quarter of 2001 (Note 10) and $10 million in March 2002 (Note 10), and expects to complete an additional round of private equity financing in May 2002 which, after repayment of the bridge loans, will yield additional net proceeds of $5 million (Note 10). The Company believes that its existing cash and short-term investments, cash expected to be generated from operations, and equity financing will be sufficient to fund its operating losses, capital expenditures, lease payments and working capital requirements through the first quarter 2003 and beyond, until it achieves cash flow positive status, based on its current business plans and projections, as approved by the Company's board of directors. The Company intends to use these cash resources to finance its capital expenditures and for working capital and other general corporate purposes. The Company may also use a portion of these cash resources to acquire complementary businesses, customers and/or other assets. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including market acceptance of the Company's services, revenue growth, cash generated from operations, improvements in operating productivity, the extent and timing of entry into new markets, and availability and prices paid for acquisitions. Failure to generate sufficient revenue, contain certain discretionary spending or achieve certain other business plan objectives could have a material adverse affect on the Company's results of operations and financial position.

3. Stockholders' Equity

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

     The Company's remaining unamortized deferred compensation balance of approximately $1,321,000 at March 31, 2002, relating to stock options and restricted stock held by employees and directors, is being amortized over the respective remaining vesting periods.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

4. Restructuring

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

     In March, 2001, the Company re-evaluated its restructuring reserve related to the corporate restructuring announced in December of 2000 and recorded an increase in the reserve of approximately $831,000, which was primarily related to delays in subleasing its vacated facilities and additional costs pertaining to its suspended central offices. Of that amount, approximately $440,000 was included in network expenses and operations expenses and approximately $391,000 was included in general and administrative expenses.

     The Company's restructuring reserve balance at March 31, 2002, of approximately $992,000, which related to various restructuring charges recorded in 2000 and 2001, was included in the Company's accrued liabilities and represented approximately $677,000 for costs pertaining to its vacated facilities and approximately $315,000 for anticipated costs pertaining to its closed central offices.

5. Acquisitions

     During the quarter ended March 31, 2001, the Company acquired approximately 800 customer lines referred by Covad Communications, Inc. ("Covad") under the Covad Safety Net program, for aggregate fees of approximately $625,000. These customer line acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the customer lines acquired based on their estimated fair values at the date of acquisition. This amount is being amortized on a straight-line basis over two years from the date of purchase.

     The Company entered into an Asset Purchase Agreement, dated as of January 1, 2002 (the "Asset Purchase Agreement"), with Broadslate Networks, Inc. ("Broadslate") for the purchase of up to approximately 1,100 business broadband customer accounts and certain other assets, including certain accounts receivable related to the customer accounts, for $800,000, subject to certain adjustments. The Asset Purchase Agreement provided for an initial cash payment of $650,000, with $150,000 retained by the Company (the "Holdback Amount"), to be paid to Broadslate after a transition period, subject to certain adjustments, as provided for in the Asset Purchase Agreement. The Company actually acquired approximately 560 broadband customer accounts under the Asset Purchase agreement. On March 26, 2002, the Company gave notice to Broadslate of its intent to pursue an indemnity claim against the Holdback Amount for the full amount in accordance with the provisions of the Asset Purchase Agreement. The claim relates primarily to (i) the Company's request for reimbursement of a ratable portion of the purchase price paid for certain customer lines which were not available for migration to the Company's network, as a result of various breaches by Broadslate under the Asset Purchase Agreement and (ii) amounts due to the Company from revenue collected by Broadslate, net of related costs, during the customer transition period as provided for in the Asset Purchase Agreement. The Broadslate customer line acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price, which has been adjusted to approximately $650,000 pending finalization of the of the indemnity claim, has been allocated to the customer lines acquired based on their estimated fair values at the date of acquisition. This amount is being amortized on a straight-line basis over two years from the date of purchase.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     The following table sets forth the unaudited pro forma consolidated financial information of the Company, giving effect to the acquisition of end users under the Covad Safety Net program and the acquisition of Broadslate customers, as if the transactions occurred at the beginning of the periods presented.

                                                               (dollars in thousands, except share
                                                                     and per share amounts)
                                                                     ---------------------
                                                                            PRO FORMA
                                                                   THREE MONTHS ENDED MARCH 31,
                                                              -------------------------------------
                                                                   2001                   2002
                                                              --------------         --------------
     Pro forma revenue                                           $  9,620               $ 11,381
     Pro forma operating loss                                    $(26,782)              $ (9,443)
     Pro forma net loss                                          $(26,423)              $ (9,516)
     Pro forma net loss applicable to common stockholders        $(26,423)              $(11,707)
     Pro forma net loss per share, basic and diluted             $  (0.42)              $  (0.18)

     Shares used in computing pro forma net loss per share     63,385,696             64,743,155

     The pro forma results are not necessarily indicative of the actual results of operations that would have been obtained had the acquisitions taken place at the beginning of the respective periods or the results that may occur in the future.

     The actual revenue attributable to acquired customer lines was approximately $140,000 and $382,000 for the three months ended March 31, 2001 and 2002, respectively.

6. Goodwill and Other Intangible Assets

     In accordance with SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", which became effective in 2002, the Company has ceased to amortize approximately $8,482,400 of goodwill. The Company recorded approximately $2,484,000 of amortization during 2001 relating to this goodwill, and would have recorded an equal amount in 2002. In lieu of amortization, the Company has made an initial impairment review of its goodwill during the first quarter of 2002, and will perform annual impairment reviews thereafter, unless a change in circumstances requires a review in the interim. The Company did not record any goodwill impairment adjustments resulting from its initial impairment review. The following shows the pro forma results had SFAS 142 been implemented as of January 1, 2001:

                                                                     (dollars in thousands,
                                                                    except per share amounts)
                                                                    ------------------------
                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                              -------------------------------------
                                                                   2001                   2002
                                                              --------------         --------------
   Net loss applicable to common stockholders - as reported     $ (26,627)             $ (11,707)
   Add back amortization of goodwill                                  619                      -
                                                              --------------         --------------
          Adjusted net loss applicable to common stockholders   $ (26,008)             $ (11,707)
                                                              ==============         ==============

   Net loss per share, basic and diluted as - reported          $   (0.42)             $   (0.18)
   Add back amortization of goodwill                                 0.01                      -
                                                              --------------         --------------
          Adjusted net loss per share, basic and diluted        $   (0.41)             $   (0.18)
                                                              ==============         ==============

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


     Amortization expense of other intangible assets for the three months ended March 31, 2001 and 2002 was approximately $1,642,000 and $1,342,000, respectively.

7. Debt

     In December 2001, in conjunction with the Company's sale of shares of mandatorily redeemable convertible Series Y Preferred Stock (the "Series Y Preferred Stock"), the Company issued short-term promissory notes for proceeds of $3,531,000 to the Series Y Preferred Stockholders. The promissory notes provide for an annual interest rate of 12%. By their terms, the promissory notes will be repaid from the proceeds of the sale of additional shares of Series Y Preferred Stock. If all of the Series Y Preferred Stock has not been sold by June 30, 2002, other than as a result of a breach of certain obligations by any of the Series Y Investors, the entire principal and accrued interest then outstanding under the promissory notes shall be due and payable on July 1, 2002 (Note 10).

8. Commitments and Contingencies

     In certain markets where the Company has not deployed its own DSL equipment, the Company utilizes local DSL facilities from wholesale providers, including Covad, in order to provide service to its end-user customers. These wholesale providers may terminate their service with little or no notice. The failure of Covad or any of the Company's other wholesale providers to provide acceptable service on acceptable terms could have a material adverse effect on the Company's operations. Covad emerged from bankruptcy in December 2001. However, there can be no assurance that Covad or other wholesale providers will be successful in managing their operations and business plans.

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

     In February 2002, the Company negotiated a termination of its obligations under its lease for vacated office space located in Milford, CT. The Company had recorded anticipated losses related to these vacated premises as part of its restructuring charges during the year ended December 31, 2001. Consequently, no additional costs related to this lease will be incurred during the year ended December 31, 2002.

9. Related Party Transactions

     In January 2002, the Company entered into an Asset Purchase Agreement with Broadslate Networks, Inc. for the purchase of up to approximately 1,100 business broadband customer accounts and certain other assets, including accounts receivables related to the acquired customer accounts, for an adjusted purchase price of approximately $650,000 as of March 31, 2002 (Note 5). Certain of the Company's stockholders, including investment funds affiliated with Columbia Capital, in the aggregate own in excess of 10% of the capital stock of Broadslate. An affiliate of Columbia Capital and a member of our Board of Directors was a director of Broadslate until February 2002.

     In accordance with the Series X Purchase Agreement, a group of private investment funds affiliated with VantagePoint Venture Partners ("VantagePoint") purchased an additional 10,000 shares of the Company's mandatorily redeemable convertible Series X Preferred Stock (the "Series X Preferred Stock") in a closing that occurred on March 1, 2002 (Note 10). Prior to the sale of the additional 10,000 shares of Series X Preferred Stock, VantagePoint owned approximately 21,956,063 shares, or approximately 34%, of the Company's total outstanding common stock and 10,000 shares of Series X Preferred Stock. The 20,000 shares of Series X Preferred Stock owned by VantagePoint are convertible into approximately 111,111,111 shares of common stock. As a result, VantagePoint owns the equivalent of 133,067,174 shares of common stock. Two affiliates of VantagePoint are members of the Company's Board of Directors.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

10. Mandatorily Redeemable Convertible Preferred Stock

     As more fully described in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which was filed with the Securities and Exchange Commission, on November 14, 2001, the Company entered into a Series X Preferred Stock Purchase Agreement (the "Series X Purchase Agreement") with VantagePoint relating to the sale and purchase of up to an aggregate of 20,000 shares of Series X Preferred Stock at a purchase price of $1,000 per share. On December 24, 2001, the Company entered into a Series Y Preferred Stock Purchase Agreement (the "Series Y Purchase Agreement") with Columbia Capital Equity Partners III, L.P., Columbia Capital Equity Partners II, L.P., The Lafayette Investment Fund, L.P., Charles River Partnership X, A Limited Partnership and N.I.G. - Broadslate, Ltd. (collectively with their assigns, the "Series Y Investors") relating to the sale and purchase of up to an aggregate of 15,000 shares of Series Y Preferred Stock at a purchase price of $1,000 per share.

     Pursuant to the Series X Purchase Agreement, in November and December 2001, the Company sold an aggregate of 10,000 shares of Series X Preferred Stock to VantagePoint for total proceeds of $10,000,000, before direct issuance costs of $189,128. On March 1, 2002, the Company sold 10,000 additional shares of Series X Preferred Stock to VantagePoint for total proceeds of $10,000,000, pursuant to the Series X Purchase Agreement.

     Pursuant to the Series Y Purchase Agreement, in December 2001, the Company sold an aggregate of 6,469 shares of Series Y Preferred Stock to the Series Y Investors for an aggregate purchase price of $6,469,000, before direct issuance costs of approximately $300,000, which costs pertain to all funding transactions anticipated under the Series Y Purchase Agreement.

     In addition, during December 2001, the Company issued promissory notes to the Series Y Investors in the aggregate principal amount of $3,531,000 in exchange for proceeds of $3,531,000. The promissory notes provide for an annual interest rate of 12%. By their terms, the promissory notes are required to be repaid from the proceeds of the sale of additional shares of Series Y Preferred Stock received at a subsequent closing, described below, and all interest on the principal repaid at the subsequent closing will be forgiven. If all of the Series Y Preferred Stock has not been sold by June 30, 2002, other than as a result of a breach of certain obligations by any of the Series Y Investors, the entire principal and accrued interest then outstanding under the promissory notes will be due and payable on July 1, 2002.

     With the completion of the March 2002 Series X Preferred Stock transaction, the Series Y Investors are contractually committed to purchase, at a subsequent closing, an additional 8,531 shares of Series Y Preferred Stock for an aggregate purchase price of $8,531,000, subject to the receipt of certain stockholder approvals (for which irrevocable proxies have been delivered which the Company believes will be sufficient to approve the required matters) and certain other conditions. In accordance with the Series Y Purchase Agreement, the Company will use $3,531,000 of the proceeds from such Series Y issuance to repay certain promissory notes, resulting in additional net proceeds of $5,000,000 (Note 7).

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     The Series X and Series Y preferred stock activity during the three months ended March 31, 2002 is summarized as follows:

                                                                            (DOLLARS IN THOUSANDS)
                                                                                  MANDATORILY
                                                                     REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                                           ---------------------------------------------------------
                                                                    SERIES X                       SERIES Y
                                                           ---------------------------   ---------------------------
                                                              SHARES         AMOUNT         SHARES         AMOUNT
                                                           ------------   ------------   ------------   ------------
Balance December 31, 2001                                      10,000       $    436          6,469       $     34

Issuance of shares                                             10,000         10,000             -               -

Issuance costs                                                                     -                             -

Discount on Series X and Y preferred stock resulting
  from a beneficial conversion feature                                       (10,000)                            -

Accrued dividends on Series X and Y preferred stock                              400                           194

Accretion of beneficial conversion feature of Series X
  and Y Preferred Stock                                                        1,085                           512
                                                           ------------   ------------   ------------   ------------
Balance March 31, 2001                                         20,000       $  1,921          6,469       $    740
                                                           ============   ============   ============   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the financial condition and results of operations of DSL.net should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2001, which has been filed with the Securities and Exchange Commission.

OVERVIEW

     We provide high-speed data communications, Internet access, and related services to small and medium-sized businesses, primarily using digital subscriber line, or DSL, technology. We have primarily targeted select second and third tier cities for the deployment of our own local DSL equipment. In first tier cities, and certain other markets where we have not deployed our own equipment, we utilize the local DSL facilities of other carriers to provide service.

     As reflected in our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2001, we incurred operating losses of approximately $115,895,000 and negative operating cash flows of approximately $62,990,000 during the year ended December 31, 2001. During the three months ended March 31, 2002, we incurred operating losses of approximately $9,443,000 and negative operating cash flows of approximately $6,712,000. These operating losses and negative operating cash flows have been financed primarily by proceeds from equity issuances. We had accumulated deficits of approximately $248,397,000 at December 31, 2001 and $257,913,000 at March 31, 2002.

     We expect our operating losses, net operating cash outflows and capital expenditures to continue during 2002. We completed rounds of private equity and bridge loan financings totaling approximately $20 million in the fourth quarter of 2001 and $10 million in March 2002 and expect to complete an additional round of private equity financing in May of 2002 which, after repayment of the bridge loans, will yield additional net proceeds of $5 million. We believe that our existing cash and short-term investments, cash expected to be generated from operations, and equity financing will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements through the first quarter 2003 and beyond, until we achieve cash flow positive status, based on our current business plans and projections, as approved by our board of directors. We intend to use these cash resources to finance our capital expenditures and for working capital and other general corporate purposes. We may also use a portion of these cash resources to acquire complementary businesses, customers and/or other assets. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including market acceptance of our services, revenue growth, cash generated from operations, improvements in operating productivity, the extent and timing of entry into new markets, and availability and prices paid for acquisitions. Failure to generate sufficient revenue, contain certain discretionary spending or achieve certain other business plan objectives could have a material adverse affect on our results of operations and financial position.

RESULTS OF OPERATIONS

     REVENUE. Revenue is recognized pursuant to the terms of each contract on a monthly service fee basis. The monthly service fees vary based on the speed of the connection and the services ordered. The monthly fee includes all phone line charges, Internet access charges, the cost of the modem installed at the customer's site and the other services we provide, as applicable.

     Revenue for the three months ended March 31, 2002 was approximately $11,381,000, compared to approximately $8,822,000 for the three months ended March 31, 2001. This increase was primarily due to the increased number of customers subscribing for our services and contributions from acquisitions. The actual revenue attributable to acquired customer lines was approximately $140,000 and $382,000 for the three months ended March 31, 2001 and 2002, respectively. We currently expect revenue to increase in future periods as we continue our sales and marketing efforts in our existing service areas and introduce additional services. Revenue may also increase in future periods as a result of acquisitions.

     NETWORK EXPENSES. Our network expenses (which were previously included under the heading "network and operations expenses") include costs related to network engineering and network operations personnel, costs for telecommunications lines between customers, central offices, network service providers and our network, costs for rent and power at our central offices, costs to connect to the Internet, costs of customer line installations and the costs of customer premise equipment when sold to our customers. Our costs for customer lines will increase as we add customers. We lease high-speed lines and other network capacity to connect our central office equipment and our network. In addition, costs incurred to connect to the Internet are expected to increase as the volume of data communications traffic generated by our customers increases.

     Network expenses for the three months ended March 31, 2002 of approximately $8,712,000 were approximately $3,136,000 (26%) lower than network expenses for the three months ended March 31, 2001 of approximately $11,848,000. The decrease was primarily attributable to decreased telecommunications expenses resulting from our restructuring and cost containment efforts during 2001.

      OPERATIONS EXPENSES. Our operations expenses (which were previously included under the heading "network and operations expenses") include costs related to customer care, customer provisioning, customer billing, customer technical assistance, purchasing, headquarters facilities operations, operating systems maintenance and support and other related overhead expenses.

     Operations expenses for the three months ended March 31, 2002 of approximately $1,991,000 were approximately $3,123,000 (61%) lower than operations expenses for the three months ended March 31, 2001 of approximately $5,114,000. The reduction was primarily due to decreases resulting from our restructuring and cost containment efforts during 2001 and included reductions in salaries and benefits of approximately $1,518,000, equipment maintenance and support of approximately $527,000, restructuring expenses of approximately $440,000, consulting and outsourcing services of approximately $313,000, and miscellaneous other expenses of approximately $325,000.

     GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of costs relating to human resources, finance, executive, administrative services, recruiting, insurance, legal and auditing services, leased office facilities rent and bad debt expenses.

     General and administrative expenses of approximately $3,402,000 for the three months ended March 31, 2002 were approximately $2,061,000 (38%) lower than general and administrative expenses for the three months ended March 31, 2001 of approximately $5,463,000. The reduction was primarily due to decreases resulting from our restructuring and cost containment efforts during 2001 and included reductions in professional fees of approximately $890,000, salaries and benefits of approximately $608,000, sales, use, property and other taxes of approximately $355,000, restructuring expense of approximately $391,000 and other expenses of approximately $74,000. These reductions were partially offset by increased insurance costs of approximately $257,000.

     SALES AND MARKETING. Our sales and marketing expenses consist primarily of expenses for sales and marketing personnel, the development of our brand name, promotional materials, direct mail advertising and sales commissions and incentives.

     Sales and marketing expenses for the three months ended March 31, 2002 of approximately $1,197,000 were approximately $3,768,000 (76%) lower than sales and marketing expenses for the three months ended March 31, 2001 of approximately $4,965,000. The decreases in sales and marketing expenses primarily resulted from decreased costs that resulted from our restructuring and cost containment efforts during 2001, including reductions in advertising and direct mail marketing expenses of approximately $1,805,000, salaries and benefits of approximately $1,055,000, professional and consulting services of approximately $711,000 and other expenses of approximately $197,000.

     STOCK COMPENSATION. We incurred non-cash stock compensation expenses as a result of the granting of stock and stock options to employees and directors with exercise prices per share subsequently determined to be below the fair values per share of our common stock for financial reporting purposes at the dates of grant. The stock compensation, if vested, was charged immediately to expense, while non-vested compensation is being amortized over the vesting period of the applicable options or stock, which was generally 48 months. Unvested options for terminated employees are cancelled and the value of such options are recorded as a reduction of deferred compensation with an offset to additional paid-in-capital.

     Non-cash stock compensation expense was approximately $375,000 and $347,000 for the three months ended March 31, 2001 and 2002, respectively. These expenses consisted of charges and amortization related to stock options and restricted stock granted to our employees and directors. The unamortized balances as of December 31, 2001 and March 31, 2002 of approximately $1,667,000 and $1,321,000, respectively, are being amortized over the remaining vesting period of each grant and are expected to be fully amortized by June 30, 2003.

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

     Depreciation and amortization expenses of approximately $5,114,000 for the three months ended March 31, 2002 were approximately $3,097,000 (38%) lower than depreciation and amortization expenses of approximately $8,211,000 for the three months ended March 31, 2001. Decreases in depreciation and amortization expenses for the three months ended March 31, 2002 primarily resulted from restructuring write-offs of central office equipment and impairment write-offs of intangible assets taken during 2001. Also, in accordance with SFAS No. 142 (see recently issued accounting pronouncements, discussed below), we discontinued amortization of goodwill beginning January 1, 2002, and completed an initial impairment review during the first quarter of 2002. We did not record any impairment adjustments resulting from this initial impairment review. Consequently, amortization expense related to our goodwill was approximately $619,000 higher in the first quarter of 2001 than in the first quarter of 2002.

     Depreciation expenses pertaining to assets related to network expenses and operations expenses were approximately $5,370,000 and $3,416,000 for the three months ended March 31, 2001 and 2002, respectively. Depreciation and amortization expenses pertaining to assets related to general and administrative expenses were approximately $2,841,000 and $1,698,000 for the three months ended March 31, 2001 and 2002, respectively.

     INTEREST EXPENSE (INCOME) NET. Net interest income of approximately $529,000 for the three months ended March 31, 2001 included approximately $959,000 of interest income, which was partially offset by approximately $430,000 of interest expense. For the three months ended March 31, 2002, net interest expense of approximately $245,000 included approximately $332,000 of interest expense, which was partially offset by approximately $87,000 of interest income. The decrease in interest income for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 was primarily due to lower cash and investment balances in the more recent period. The decrease in interest expense for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 primarily related to lower capital lease obligations.

     RESTRUCTURING CHARGES. In December 2000, we initiated a new business plan strategy designed to conserve capital, reduce losses and extend our cash resources. This strategy included the following actions: 1) further network expansion was curtailed; 2) network connections to certain central offices were suspended; 3) certain facilities were vacated and consolidated; 4) operating expenses were reduced; and 5) headcount was reduced by approximately 140 employees. These actions resulted in restructuring charges of approximately $3,542,000.

     In March 2001, the Company re-evaluated its restructuring reserve related to the corporate restructuring announced in December of 2000 and recorded an increase in the reserve of approximately $831,000, which was primarily related to delays in subleasing its vacated facilities and additional costs pertaining to its suspended central offices. Of that amount, approximately $440,000 was included in network expenses and operations expenses and approximately $391,000 was included in general and administrative expenses.

     The restructuring reserve balance at March 31, 2002, of approximately $992,000, which related to various restructuring charges recorded in 2000 and 2001, was included in our accrued liabilities and represented approximately $677,000 for costs pertaining to our vacated facilities and approximately $315,000 for anticipated costs pertaining to our closed central offices.

     NET LOSS. Net loss of approximately $9,455,000 for the three months ended March 31, 2002 was approximately $17,172,000 (64%) lower than net loss for the three months ended March 31, 2001 of approximately $26,627,000.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our capital expenditures and operations primarily with the proceeds from the sale of stock and from borrowings, including equipment lease financings. As of March 31, 2002, we had cash, cash equivalents and restricted cash of approximately $20,944,000 and working capital of approximately $7,423,000.

     Net cash provided by financing activities for the three months ended March 31, 2002, was approximately $9,207,000. This cash primarily resulted from the sale of our preferred stock. Net cash used by financing activities for the three months ended March 31, 2001, of approximately $1,213,000, was mainly used for principal payments under the Company's then outstanding term loan and capital lease obligations. We have used, and intend to continue using proceeds from our financings primarily to implement our business plan and for working capital and general corporate purposes. We have also used, and may in the future use, a portion of such proceeds to acquire complementary businesses, customers and/or other assets.

     In March 1999, we entered into a 36-month lease facility to finance the purchase of up to an aggregate of $2,000,000 of equipment. Amounts financed under this lease facility bear an interest rate of 8% or 9%, depending on the type of equipment, and are secured by the financed equipment. In July 2000, we entered into a 48-month lease agreement with an equipment vendor to finance the purchase of network equipment. We have leased approximately $8,900,000 under this agreement. Amounts financed under this agreement bear an interest rate of 12% and are secured by the financed equipment. In addition, during 1999 and 2000, we purchased and assumed through acquisition certain equipment and computer software under other capital leases, which are being repaid over periods ranging from 24 months to 60 months at rates ranging from 7.5% to 15%. In the aggregate, there was approximately $7,462,000 and approximately $6,676,000, outstanding under capital leases at December 31, 2001 and March 30, 2002, respectively.

     In May 1999, we entered into a collateralized credit facility (the "Credit Facility") with a bank to provide up to $5,000,000 for the purchase of telecommunications and office equipment and vehicles. The Credit Facility expired in May 2000 and converted to a term loan payable over 36 months. The term loan bore interest on outstanding borrowings at 1% over the higher of the bank's prime rate or the federal funds rate plus 0.5%. As of March 31, 2001, amounts outstanding under this term loan bore interest at 9.0% per annum. The term loan was secured by a lien on certain equipment and vehicles owned by the Company located at its principal office, and imposed certain financial and other covenants requiring the Company to maintain certain financial ratios and limited new indebtedness, the creation of liens, types of investments, mergers, consolidations and the transfer of all or substantially all of our assets. The term loan was paid off during the second quarter of 2001.

     In December 2001, in conjunction with our sale of Series Y Preferred Stock, we issued short-term promissory notes for proceeds of $3,531,000 to the Series Y Preferred Stockholders. The promissory notes provide for an annual interest rate of 12%. By their terms, the promissory notes are required to be repaid from the proceeds of the sale of additional shares of Series Y Preferred Stock received at the subsequent closing, described below, and all accrued interest on the principal repaid at the subsequent closing will be forgiven. If all of the Series Y Preferred Stock has not been sold by June 30, 2002, other than as a result of a breach of certain obligations by any of the Series Y Investors, the entire principal and accrued interest then outstanding under the promissory notes will be due and payable on July 1, 2002.

     On March 1, 2002, we sold 10,000 shares of Series X Preferred Stock for an aggregate of $10,000,000 pursuant to the Series X Purchase Agreement. With the completion of the March 2002 Series X Preferred Stock transaction, the Series Y Investors are contractually committed to purchase, at a subsequent closing, an additional 8,531 shares of Series Y Preferred Stock for an aggregate purchase price of $8,531,000, subject to the receipt of certain stockholder approvals (for which irrevocable proxies have been delivered which we believe will be sufficient to approve the required matters) and certain other conditions. In accordance with the Series Y Purchase Agreement, we will use $3,531,000 of the proceeds from such Series Y issuance to repay the above-described promissory notes, resulting in additional net proceeds of $5,000,000.

     As a result of the development of our operating infrastructure and acquisitions, we have entered into certain long-term agreements providing for fixed payments. Under our facility operating leases, minimum office facility operating lease payments are approximately $2,509,000 in 2002, $1,687,000 in 2003, $1,589,000 in 2004 and $577,000 in 2005. We also have long-term purchase commitments with WorldCom and AT&T for data transport services with minimum payments due even if our usage does not reach the minimum amounts. The WorldCom commitment began in May 2000 and requires minimum purchases of $4,800,000 per contract year. The WorldCom contract ends in November 2004. The AT&T commitment was renegotiated on January 23, 2002, and requires minimum purchases of $1,100,000 for the contract year ending in November 2002 and $987,000 for the contract year ending in October 2003. We also have a commitment to purchase $17,600 per month of certain additional network capacity from AT&T throughout the commitment period.

     As part of our restructuring in December 2000, we vacated certain office space in Milford, Connecticut and Chantilly, Virginia and did not occupy certain space in Santa Cruz, California. During the second and third quarters of 2001, we vacated our office space located in Atlanta, Georgia and Santa Cruz, California. As of December 31, 2001, we have been successful in terminating our lease for office space in Chantilly, Virginia and in assigning our lease in Atlanta, Georgia. We have entered into a 14-month sublease agreement on our office space in Santa Cruz, California with a one-year renewal option. In February 2002, we were successful in terminating our obligations under the lease for office space in Milford, CT.

     For the three months ended March 31, 2002, the net cash used in our operating activities was approximately $6,712,000. This cash was used for a variety of operating expenses, including salaries, network operations, sales, marketing and promotional activities, consulting and legal expenses, and overhead expenses.

     Net cash used in investing activities for the three months ended March 31, 2002 was approximately $1,164,000. Of this amount, approximately $605,000 was used for the purchase of equipment, and approximately $650,000 was used to acquire customer lines. These expenditures were partially offset by approximately $73,000 in proceeds from the sale of equipment.

     The development and expansion of our business has required significant capital expenditures. Capital expenditures, including collocation fees but excluding acquisitions, were approximately $1,513,000 and approximately $605,000 for the three months ended March 31, 2001 and 2002, respectively, and customer line acquisitions were approximately $625,000 and $650,000 for the three months ended March 31, 2001 and 2002, respectively. The actual amounts and timing of our future capital expenditures will vary depending on the speed at which we expand and implement our network and implement service for our customers. As a result of our decision to suspend further deployment of our network, our planned capital expenditures for 2002, exclusive of acquisitions, are currently expected to be primarily for the purchase and installation at our customers' sites of the equipment necessary for us to provide our services, as well as for the continued development of our network and operational support systems. We currently anticipate spending a total of approximately $1,000,000 to $2,000,000 for capital expenditures, excluding acquisitions, during the year ending December 31, 2002. The actual amounts and timing of our capital expenditures could differ materially both in amount and timing from our current plans.

     We expect our operating losses, net operating cash outflows and capital expenditures to continue during 2002. We believe that our existing cash and short-term investments, cash generated from operations and proceeds from committed equity financings will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements through the first quarter of 2003 and beyond, until we attain cash flow positive status, based on our current business plans and projections, as approved by our board of directors. We intend to use our cash resources to finance our capital expenditures and for working capital and other general corporate purposes. We may also use a portion of these cash resources to acquire complementary businesses, customers and/or other assets. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including the rate of market acceptance of our services, revenue growth, cash generated from operations, improvements in operating productivity, the availability of attractive acquisition opportunities and the extent and timing of our entry into new markets.

     Our capital requirements may vary based upon the timing and the success of implementation of our business plan and as a result of regulatory, technological and competitive developments or if:

     o demand for our services or our cash flow from operations is less than or more than expected;

     o our development plans or projections change or prove to be inaccurate;

     o we make acquisitions; or

     o we accelerate additional deployment of our network or otherwise alter the schedule or targets of our business plan implementation.

Our financial statements included herein do not include any adjustments that might result from these uncertainties.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, Statement of Financial Accounting Standards ("SFAS") No. 142 "GOODWILL AND OTHER INTANGIBLE ASSETS" was issued. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. With the implementation of SFAS No. 142, we have discontinued amortizing approximately $8.5 million of goodwill associated with acquired businesses. We recorded approximately $2.5 million of amortization related to this goodwill in 2001 and would have recorded an equal amount in 2002.

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

     In August 2001, SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" was issued. SFAS 144 supersedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF" and supercedes and amends certain other accounting pronouncements. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues associated with SFAS No. 121. Among other things, SFAS No. 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 has not had a material impact on our financial position and results of operations.

FORWARD LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements contained in this report, which are not historical facts, may be deemed to contain forward-looking statements. These statements relate to future events or our future financial or business performance, and are identified by terminology such as "may," "might," "will," "should," "expect," "scheduled," "plan," "intend," "anticipate," "believe," "estimate," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include those described under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2001, which has been filed with the Securities and Exchange Commission. The risks and uncertainties include, among other things,
(i) fluctuations in our quarterly operating results, which could adversely effect the price of our common stock; (ii) our unproven business model, which may not be successful; (iii) our ability to execute our business plan in a timely manner to generate the forecasted financial and operating results, which may not be achieved if our sales force is not able to generate sufficient sales to customers or if we are not able to install and commence service for customers in a timely manner; (iv) the completion of a pending sale of convertible redeemable preferred stock is subject to stockholder approval and other conditions, which may not be satisfied; (v) risks associated with the possible removal of DSL.net's common stock from the Nasdaq national market, which removal could adversely impact the pricing and trading of DSL.net's common stock; (vi) risks associated with acquisitions, including difficulties in identifying and completing acquisitions, integrating acquired businesses or assets and realizing the revenue, earnings or synergies anticipated from any acquisitions; (vii) the challenges relating to the timely installation of service for customers, including our dependence on traditional telephone companies to provide acceptable telephone lines in a timely manner;
(viii) our dependence on wholesale DSL providers to provide us with local DSL facilities in areas where we have not deployed our own DSL equipment; (ix) the need for us to achieve sustained market acceptance of our services at desired pricing levels; (x) competition; (xi) our limited operating history, which makes it difficult to evaluate our business and prospects; (xii) the difficulty of predicting the new and rapidly evolving high-speed data communications industry;
(xiii) our ability to negotiate, enter into and renew interconnection and collocation agreements with traditional telephone companies; (xiv) regulatory, legislative, and judicial developments, which could adversely affect the way we operate our business; and (xv) our ability to recruit and retain qualified personnel, establish the necessary infrastructure to support our business, and manage the growth of our operations. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation, and disclaim any obligation, to update or revise the information contained in this report, whether as a result of new information, future events or circumstances or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have no derivative financial instruments in our cash and cash equivalents. We invest our cash and cash equivalents in investment-grade, highly liquid investments, consisting of commercial paper, bank money markets and certificates of deposit and corporate bonds.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 1, 2002, DSL.net sold an aggregate of 10,000 shares of Series X preferred stock for an aggregate purchase price of $10,000,000. Pursuant to the Certificate of Designation of the Series X preferred stock, the following rights, preferences and privileges of the Series X preferred stock materially limit or qualify the rights of holders of DSL.net's common stock:

         o the right to cumulative dividends of $120 per share, payable when and as declared by the board of directors or upon the liquidation, dissolution, winding up or a change of control of DSL.net, or the conversion or redemption of the Series X preferred stock;

         o in connection with the liquidation, dissolution, winding up or a change of control of DSL.net, the right to preferential liquidation payments, as well as the right to thereafter share along with holders of DSL.net's common stock with respect to the remaining assets of DSL.net;

         o the right to require DSL.net to redeem all outstanding shares of Series X preferred stock on or after January 1, 2005 at a price equal to the original purchase price plus all unpaid accruing dividends; and

         o voting rights similar to those of the holders of common stock, as well as the right to vote, as a separate class, to elect a majority of the directors of DSL.net and to approve the (i) issuance of any security with rights pari passu with, or senior to the Series X preferred stock or (ii) any alteration of the rights or reclassification of the Series X preferred stock.

In general, these rights enable the Series X preferred stockholders or directors elected by the Series X preferred stockholders to control all actions of the Board of Directors and all decisions of DSL.net's stockholders.

     In addition, the dividend, liquidation preference and redemption rights of the Series X preferred stock will decrease the cash available (i) to DSL.net to carry out its business plan or (ii) for distribution to holders of DSL.net's common stock.

     No underwriters were involved in the foregoing sale of securities. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

       EXHIBIT
         NO.    EXHIBIT
        ----    -------
       11.01    Statement of Computation of Basic and Diluted Net Loss Per Share

     (b) Reports on Form 8-K

                The Company filed a Current Report on Form 8-K on January 10, 2002, reporting on items 5 and 7, relating to the Series Y Preferred Stock Purchase Agreement dated as of December 24, 2001 by and among the Company and the Investors named therein.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               DSL.NET, INC.



                                               By:  /s/ Robert J. DeSantis
                                                  -----------------------------
                                                    Robert J. DeSantis
                                                    Chief Financial Officer

Date:   May 8, 2002

                                  EXHIBIT INDEX

       EXHIBIT
         NO.    EXHIBIT
        ----    -------

       11.01    Statement of Computation of Basic and Diluted Net Loss Per Share