Form 10-Q
period 2002-06-30
DSL NET INC
filed 2002-08-13
CIK 1085866

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------
                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002
                                       OR
              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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



     As of August 13, 2002 the registrant had 64,878,966 shares of Common Stock outstanding.

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


Item 1.       Consolidated Financial Statements .............................3

                 Consolidated Balance Sheets (unaudited) at December 31,
                    2001 and June 30, 2002...................................3

                 Consolidated Statements of Operations (unaudited) for
                    the three and six months ended June 30, 2001 and 2002....4

                 Consolidated Statements of Cash Flows (unaudited) for
                    the six months ended June 30, 2001 and 2002..............5

                 Notes to Consolidated Financial Statements..................6

Item 2.       Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..................................15

Item 3.       Quantitative and Qualitative Disclosures about Market Risk....25


                           Part II - Other Information


Item 2.       Changes in Securities and Use of Proceeds.....................26

Item 4.       Submission of Matters to a Vote of Security Holders...........27

Item 6.       Exhibits and Reports on Form 8-K..............................29

Signature         ..........................................................30

Exhibit Index     ..........................................................31

                         Part I - Financial Information

Item 1. Consolidated Financial Statements

                                  DSL.net, Inc.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)
                                   (unaudited)

ASSETS                                                             December 31,     June 30,
                                                                      2001            2002
                                                                  ------------    ------------
Current assets:
Cash and cash equivalents                                         $     19,285    $     20,492
Restricted cash                                                            346             305
Accounts receivable (net of allowances of $3,844 and $4,255 at
December 31, 2001 and June 30, 2002, respectively)                       5,856           6,109
Deferred costs                                                           1,131           1,030
Prepaid expenses and other current assets                                2,235           2,023
                                                                  ------------    ------------
Total current assets                                                    28,853          29,959

Fixed assets, net                                                       36,861          29,910
Goodwill and other intangible assets                                    14,741          12,769
Other assets                                                               569             954
                                                                  ------------    ------------
Total assets                                                      $     81,024    $     73,592
                                                                  ============    ============

 LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                  $      4,327    $      3,999
Accrued salaries                                                           907             932
Accrued liabilities                                                      9,636           6,893
Deferred revenue                                                         3,966           4,251
Current portion of capital leases payable                                2,902           2,803
Current portion of bridge loan payable                                   3,531            --
                                                                  ------------    ------------
Total current liabilities                                               25,269          18,878
Capital leases payable                                                   4,560           3,185
                                                                  ------------    ------------
Total liabilities                                                       29,829          22,063
                                                                  ------------    ------------

Commitments and contingencies (Note 8)

Preferred stock, 20,000,000 preferred shares authorized:
  20,000 shares designated as Series X, mandatorily
  redeemable convertible preferred stock, $.001 par
  value, 10,000 and 20,000 shares ($10,115 and $21,115
  liquidation preference) issued and outstanding as of
  December 31, 2001 and June 30, 2002, respectively                        436           4,194

  15,000 shares designated as Series Y, mandatorily
  redeemable convertible preferred stock, $.001 par
  value, 6,469 and 15,000 shares ($6,475 and $15,480
  liquidation preference) issued and outstanding as of
  December 31, 2001 and June 30, 2002, respectively                         34           1,806

Stockholders' equity:
Common stock, $.0005 par value; 200,000,000 and
 400,000,000 shares authorized;
  64,851,462 and 64,878,966 shares issued and outstanding
  as of December 31, 2001 and June 30, 2002, respectively                   32              32
Additional paid-in capital                                             300,757         313,767
Deferred compensation                                                   (1,667)         (1,025)
Accumulated deficit                                                   (248,397)       (267,245)
                                                                  ------------    ------------
Total stockholders' equity                                              50,725          45,529
                                                                  ------------    ------------
Total liabilities, mandatorily redeemable convertible
  preferred stock and stockholders' equity                        $     81,024    $     73,592
                                                                  ============    ============

    The accompanying notes are an integral part of these consolidated financial statements.

                                  DSL.net, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                       Three Months Ended               Six Months Ended
                                                                            June 30,                        June 30,
                                                                  ----------------------------    ----------------------------
                                                                      2001            2002            2001            2002
                                                                  ------------    ------------    ------------    ------------
Revenue                                                           $     10,348    $     11,596    $     19,170    $     22,977
                                                                  ------------    ------------    ------------    ------------
Operating expenses:
Network  (excluding $8, $8, $15 and $15
  of stock compensation, respectively)                                  11,872           8,625          23,719          17,337
Operations  (excluding $59, $14, $119 and $29
  of stock compensation, respectively)                                  32,078           1,856          37,193           3,847
General and administrative  (excluding $136, $57, $228 and $168
  of stock compensation, respectively)                                  10,367           3,373          15,830           6,776
Sales and marketing (excluding $219, $217, $435 and $430
  of stock compensation, respectively)                                   4,074           1,577           9,039           2,774
Stock compensation                                                         422             296             797             642
Depreciation and amortization                                            7,805           5,274          16,016          10,388
                                                                  ------------    ------------    ------------    ------------
Total operating expenses                                                66,618          21,001         102,594          41,764
                                                                  ------------    ------------    ------------    ------------
Operating loss                                                         (56,270)         (9,405)        (83,424)        (18,787)

Interest income (expense), net                                             101               8             630            (236)
Other (expense) income, net                                               --                 3              (2)            175
                                                                  ------------    ------------    ------------    ------------
Net loss                                                          $    (56,169)   $     (9,394)   $    (82,796)   $    (18,848)
                                                                  ============    ============    ============    ============


Net loss applicable to common stockholders:
  Net loss                                                        $    (56,169)   $     (9,394)   $    (82,796)   $    (18,848)
  Dividends on preferred stock                                            --              (879)           --            (1,473)
  Accretion of preferred stock, net of issuance costs                     --            (2,461)           --            (4,057)
                                                                  ------------    ------------    ------------    ------------
    Net loss applicable to common stockholders                    $    (56,169)   $    (12,734)   $    (82,796)   $    (24,378)
                                                                  ============    ============    ============    ============

Net loss per share, basic and diluted                             $      (0.88)   $      (0.20)   $      (1.30)   $      (0.38)
                                                                  ============    ============    ============    ============

Shares used in computing net loss per share, basic and diluted      63,735,232      64,868,362      63,561,430      64,806,104
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

                                  DSL.net, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                        Six Months Ended
                                                                            June 30,
                                                                  ----------------------------
                                                                      2001            2002
                                                                  ------------    ------------
Cash flows from operating activities:
Net loss                                                          $    (82,796)   $    (18,848)
Reconciliation of net loss to net cash provided
 by (used in) operating activities:
  Depreciation and amortization                                         16,016          10,388
  Amortization of deferred debt issuance costs                              29               9
  Stock compensation expense                                               797             642
  Restructuring charges for write-down of fixed assets                  25,330             --
  Impairment charges for write-down of goodwill                          3,155             --
  Loss on sale/write-off of fixed assets                                   --               52
  Decrease / (increase) in other assets                                     48            (385)
  Net changes in current assets and liabilities:
    (Increase) in accounts receivable, net                                (636)           (228)
    Decrease in prepaid and other current assets                           435             313
    (Decrease) in accounts payable                                      (4,681)           (328)
    (Decrease) / increase in accrued salaries                              (65)             24
    Increase / (decrease) in accrued liabilities                         3,789          (2,738)
    Increase in deferred revenue                                         1,068             285
                                                                  ------------    ------------
Net cash (used in) operating activities                                (37,511)        (10,814)
                                                                  ------------    ------------
Cash flows provided by (used in) investing activities:
  Purchases of property and equipment                                   (3,421)           (880)
  Proceeds from sales of property and equipment                            --               85
  Acquisitions of businesses and customer lines                         (2,690)           (750)
  Decrease in restricted cash                                              178              40
                                                                  ------------    ------------
Net cash (used in) investing activities                                 (5,933)         (1,505)
                                                                  ------------    ------------
Cash flows provided by (used in) financing activities:
  Proceeds from issuance of common stock for stock option
    exercises and employee stock purchase plan                              36              10
  Proceeds from preferred stock issuance, net                              --           15,000
  Principal payments under notes and capital lease obligations          (3,196)         (1,484)
                                                                  ------------    ------------
Net cash (used in) provided by financing activities                     (3,160)         13,526
                                                                  ------------    ------------
Net (decrease) / increase in cash and cash equivalents                 (46,604)          1,207
Cash and cash equivalents at beginning of period                        72,324          19,285
                                                                  ------------    ------------
Cash and cash equivalents at end of period                        $     25,720    $     20,492
                                                                  ============    ============

    The accompanying notes are an integral part of these consolidated financial statements.

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Summary of Significant Accounting Policies

A.   Basis of Presentation

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates. Certain prior period amounts have been reclassified to conform to the 2002 presentation. The consolidated financial statements ("financial statements") at June 30, 2002 and for the three and six months ended June 30, 2001 and 2002 are unaudited, but in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of financial position and operating results. Operating results for the three months and six months ended June 30, 2002 are not necessarily indicative of results that may be expected for any future periods.

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

2.   Liquidity

     As reflected in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company incurred operating losses of approximately $115,895,000 and negative operating cash flows of approximately $62,990,000 during the year ended December 31, 2001. During the six months ended June 30, 2002, the Company incurred operating losses of approximately $18,787,000 and negative operating cash flows of approximately $10,814,000. These operating losses and negative operating cash flows have been financed primarily by proceeds from equity issuances. The Company had accumulated deficits of approximately $248,397,000 at December 31, 2001 and of approximately $267,245,000 at June 30, 2002.

     The Company expects its operating losses, net operating cash outflows and capital expenditures to continue during 2002. The Company recently completed rounds of private equity and bridge loan financings totaling approximately $35 million as follows: approximately $20 million in the fourth quarter of 2001, $10 million in March 2002, and $8.5 million in May 2002 (which, after cancellation of the bridge loans, yielded net proceeds of approximately $5 million) (Note
10). The Company believes that its existing cash and cash equivalents, and cash expected to be generated from operations, will be sufficient to fund its operating losses, capital expenditures, lease payments and working capital requirements through the second quarter 2003 and beyond, until it achieves cash flow positive status, based on its current business plans and projections, as approved by the Company's board of directors. The Company intends to use these cash resources to finance its capital expenditures and for working capital and other general corporate purposes. The Company may also use a portion of these cash resources to acquire complementary businesses, customers and other assets. However, the Company may need to obtain additional financing in order to complete certain acquisitions or operate its business after certain acquisitions. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including market acceptance of the Company's services, revenue growth, cash generated from operations, improvements in operating productivity, the extent and timing of entry into new markets, and availability and prices paid for acquisitions. Failure to generate sufficient revenue, contain certain discretionary spending or achieve certain other business plan objectives could have a material adverse affect on the Company's results of operations and financial position.

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

     The Company's remaining unamortized deferred compensation balance of approximately $1,025,000 at June 30, 2002, relating to stock options and restricted stock held by employees and directors, is being amortized over the respective remaining vesting periods.

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

     In June 2001, due to the lack of liquidity in the financial markets, the Company further re-evaluated its business plans and determined that additional actions were necessary to further reduce its losses, further extend its cash resources and reduce its total funding requirements. These actions included: 1) further reductions in operating expenses; 2) closure of approximately 100 non-active and 250 active central offices; and 3) an additional reduction-in-force of approximately 90 employees. These actions resulted in additional restructuring charges approximating $32,503,000, which included $3,155,000 for impairments of goodwill relating to the Company's acquisition of Tycho Networks, Inc. and certain assets of Trusted Net Media Holdings, LLC. The goodwill impairment analysis was accomplished by comparing the carrying value of the assets with the expected future net cash flows generated over the remaining useful life of the assets. Since the carrying value was more than the expected future net cash flows, the goodwill was reduced to the net present value of the expected future net cash flows. Of the approximately $32,503,000 in additional restructuring charges, approximately $27,561,000 was included in network expenses and operations expenses; approximately $35,000 was included in sales and marketing expenses and approximately $4,907,000 was included in general and administrative expenses.

     The Company's restructuring reserve balance at June 30, 2002, of approximately $973,000, which related to various restructuring charges recorded in 2000 and 2001, was included in the Company's accrued liabilities and represented approximately $658,000 for anticipated costs pertaining to its vacated facilities and approximately $315,000 for anticipated costs pertaining to its closed central offices.

5.   Acquisitions

     During the first half of 2001, the Company acquired approximately 1,100 customer lines referred by Covad Communications, Inc. ("Covad") under the Covad Safety Net program, for aggregate fees of approximately $696,000. These customer line acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the customer lines acquired based on their estimated fair values at the date of acquisition. This amount is being amortized on a straight-line basis over two years from the date of purchase.

     During the quarter ended June 30, 2001, the Company entered into agreements with Covad and Zyan Communications, Inc. ("Zyan"), a California-based ISP which had filed for bankruptcy protection; affording the Company the right to acquire up to 4,800 Zyan customer lines whose wholesale circuit connections were being supported by Covad. In accordance with the Covad agreement, the anticipated purchase price of $1,467,000 for these Zyan lines was escrowed at closing and restricted as of June 30, 2001. Ultimately, the Company was able to contract for service with and acquire approximately 2,800 former Zyan customers, for a purchase price of approximately $1,075,000 and as of December 31, 2001 the remaining escrow balance of approximately $392,000 had been returned to the Company. The Zyan customer line acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to customer lines acquired based on their estimated fair values at the date of acquisition. This amount is being amortized on a straight-line basis over two years.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         The Company entered into an Asset Purchase Agreement, dated as of January 1, 2002 (the "Asset Purchase Agreement"), with Broadslate Networks, Inc. ("Broadslate") for the purchase of business broadband customer accounts and certain other assets, including certain accounts receivable related to the customer accounts, for $800,000, subject to certain adjustments. The Asset Purchase Agreement provided for an initial cash payment of $650,000, with $150,000 retained by the Company (the "Holdback Amount"), to be paid to Broadslate after a transition period, subject to certain adjustments, as provided for in the Asset Purchase Agreement. On March 26, 2002, the Company gave notice to Broadslate of its intent to pursue an indemnity claim against the Holdback Amount for the full amount in accordance with the provisions of the Asset Purchase Agreement. The claim and final settlement amount of $150,000 was applied to the Holdback Amount as follows: (i) approximately $50,000 pertained to the Company's request for reimbursement of a ratable portion of the purchase price paid for certain customer lines which were not available for migration to the Company's network, as a result of various breaches by Broadslate under the Asset Purchase Agreement and (ii) approximately $100,000 was for amounts due to the Company from revenue collected by Broadslate, net of related costs, during the customer transition period as provided for in the Asset Purchase Agreement. The Broadslate customer line acquisitions were accounted for under the purchase method of accounting and, accordingly, the adjusted purchase price of approximately $750,000 was allocated to the assets acquired based on their estimated fair values at the date of acquisition as follows: approximately $28,000 to net accounts receivable acquired and approximately $722,000 to the customer lines acquired which amount is being amortized on a straight-line basis over two years from the date of purchase.

     The following table sets forth the unaudited pro forma consolidated financial information of the Company, giving effect to the acquisition of end users under the Covad Safety Net program and the acquisition of Zyan customers and Broadslate customers, as if the transactions occurred at the beginning of the periods presented.

                                                                 (dollars in thousands, except share
                                                                       and per share amounts)
                                                                              PRO FORMA
                                                                      SIX MONTHS ENDED JUNE 30,
                                                                --------------------------------------
                                                                       2001                2002
                                                                -------------------  -----------------
      Pro forma revenue                                             $ 23,808            $  22,977
      Pro forma operating loss                                      $(80,984)           $ (18,787)
      Pro forma net loss                                            $(80,979)           $ (18,848)
      Pro forma net loss applicable to common stockholders          $(80,979)           $ (24,378)
      Pro forma net loss per share, basic and diluted               $  (1.27)           $   (0.38)

      Shares used in computing pro forma net loss per share       63,561,430           64,806,104

     The pro forma results are not necessarily indicative of the actual results of operations that would have been obtained had the acquisitions taken place at the beginning of the respective periods or the results that may occur in the future.

     The actual revenue attributable to acquired customer lines was approximately $1,374,000 and $784,000 for the six months ended June 30, 2001 and 2002, respectively.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


6.   Goodwill and Other Intangible Assets

     In accordance with SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", which became effective in 2002, the Company has ceased to amortize approximately $8,482,400 of goodwill. The Company recorded approximately $2,484,000 of amortization during 2001 relating to this goodwill, and would have recorded an equal amount in 2002. In lieu of amortization, the Company made an initial impairment review of its goodwill during the first quarter of 2002, and will perform annual impairment reviews thereafter, unless a change in circumstances requires a review in the interim. The Company did not record any goodwill impairment adjustments resulting from its initial impairment review. The following shows the pro forma results had SFAS 142 been implemented as of January 1, 2001:

                                                                                (dollars in thousands,
                                                                              except per share amounts)
                                                                                  THREE MONTHS ENDED
                                                                                       JUNE 30,
                                                                         -------------------------------------
                                                                               2001                2002
                                                                         -----------------    ----------------
   Net loss applicable to common stockholders - as reported                 $ (56,169)          $ (12,734)
   Add back amortization of goodwill                                              621                   -
                                                                         -----------------    ----------------
          Adjusted net loss applicable to common stockholders               $ (55,548)          $ (12,734)
                                                                         =================    ================

   Net loss per share, basic and diluted - as reported                      $   (0.88)          $   (0.20)
   Add back amortization of goodwill                                             0.01                   -
                                                                         -----------------    ----------------
          Adjusted net loss per share, basic and diluted                    $   (0.87)          $   (0.20)
                                                                         =================    ================

                                                                                (dollars in thousands,
                                                                              except per share amounts)
                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                         -------------------------------------
                                                                               2001                2002
                                                                         -----------------    ----------------
   Net loss applicable to common stockholders - as reported                 $ (82,796)          $ (24,378)
   Add back amortization of goodwill                                            1,242                   -
                                                                         -----------------    ----------------
          Adjusted net loss applicable to common stockholders               $ (81,554)          $ (24,378)
                                                                         =================    ================

   Net loss per share, basic and diluted - as reported                      $   (1.30)          $   (0.38)
   Add back amortization of goodwill                                             0.02                   -
                                                                         -----------------    ----------------
          Adjusted net loss per share, basic and diluted                    $   (1.28)          $   (0.38)
                                                                         =================    ================

     Amortization expense of other intangible assets for the three and six months ended June 30, 2001 was approximately $1,288,000 and $2,930,000, respectively. For the three and six months ended June 30, 2002, amortization expense was approximately $1,352,000 and $2,694,000, respectively.

7.   Debt

     In December 2001, in conjunction with the Company's sale of shares of mandatorily redeemable convertible Series Y Preferred Stock (the "Series Y Preferred Stock"), the Company issued short-term promissory notes (the "Promissory Notes") for proceeds of $3,531,000 to the Series Y Preferred Stockholders. The Promissory Notes provided for an annual interest rate of 12%. In May 2002, in accordance with the terms of the Series Y Purchase Agreement, the Company sold an additional 8,531 shares of Series Y Preferred Stock for $5,000,000 in cash and delivery of the Promissory Notes for cancellation. All accrued interest on the Promissory Notes, of approximately $145,000, was forgiven (Note 10).

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

     The Company transmits data across its network via transmission facilities that are leased from certain carriers, including AT&T and MCI WorldCom Communications, Inc. ("WorldCom"). The failure of any of the Company's data transport carriers to provide acceptable service on acceptable terms could have a material adverse effect on the Company's operations. WorldCom, has filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. While WorldCom has announced that it expects to continue with its current operations without adverse impact on its customers, it may not be able to do so. The Company believes that it could transition the data transport services currently supplied by WorldCom to alternative suppliers in thirty to sixty days, should WorldCom announce discontinuance of such services. However, if WorldCom was to discontinue such services without providing sufficient advance notice (at least sixty days), the Company might not be able to transition such services in a timely manner, which could disrupt service provided by the Company to certain of its customers. This could result in the loss of revenue, loss of customers, claims brought against the Company by its customers, or could otherwise have a material adverse effect on the Company. Even if WorldCom was to provide adequate notice of any such discontinuation of service, there can be no assurance that the Company would be able to transition such service without a material adverse impact on DSL.net or its customers, if at all.

     On January 23, 2002, the Company amended its long-term purchase commitment with AT&T for data transport services. The amendment reduced the Company's minimum purchase commitment to $1,100,000 for the contract year ending in November 2002 and $987,000 for the contract period ending in October 2003. The Company also has a commitment to purchase $17,600 per month of certain additional network capacity from AT&T throughout the commitment period.

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

9.   Related Party Transactions

     In January 2002, the Company entered into an Asset Purchase Agreement with Broadslate for the purchase of business broadband customer accounts and certain other assets, including accounts receivables related to the acquired customer accounts, for an adjusted purchase price of approximately $750,000 (Note 5). Certain of the Company's stockholders, including investment funds affiliated with Columbia Capital, in the aggregate own in excess of 10% of the capital stock of Broadslate. An affiliate of Columbia Capital and a member of our Board of Directors was a director of Broadslate until February 2002.

     In accordance with the Series X Purchase Agreement (Note 10), a group of private investment funds affiliated with VantagePoint Venture Partners ("VantagePoint") purchased an additional 10,000 shares of the Company's mandatorily redeemable convertible Series X Preferred Stock ("the Series X Preferred Stock") in a closing that occurred on March 1, 2002 (Note 10). Prior to the sale of the additional 10,000 shares of Series X Preferred Stock, VantagePoint owned approximately 21,956,063 shares, or approximately 34%, of the Company's total outstanding common stock and 10,000 shares of Series X Preferred Stock. The 20,000 shares of Series X Preferred Stock owned by VantagePoint are convertible into approximately 111,111,111 shares of common stock. As a result, VantagePoint owns the equivalent of 133,067,174 shares of common stock. Two affiliates of VantagePoint are members of the Company's Board of Directors.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     In accordance with the Series Y Purchase Agreement (Note 10), in December 2001, the Company sold to Columbia Capital Equity Partners III, L.P., Columbia Capital Equity Partners II, L.P., The Lafayette Investment Fund, L.P., Charles River Partnership X, A Limited Partnership and N.I.G. Broadslate (collectively with their assigns, the "Series Y Investors") 6,469 shares of Series Y Preferred Stock for an aggregate purchase price of $6,469,000. In addition, during December 2001, the Company issued Promissory Notes to the Series Y Investors in the aggregate principal amount of $3,531,000 in exchange for proceeds of $3,531,000. In May 2002, the Company sold to the Series Y Investors 8,531 shares of Series Y Preferred Stock for total proceeds of $8,531,000, which resulted in net proceeds of approximately $5,000,000, after the cancellation of the Promissory Notes issued to the Series Y Investors in December 2001. An affiliate of the Columbia Capital entities is a member of the Company's Board of Directors.

10.  Mandatorily Redeemable Convertible Preferred Stock

     As more fully described in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which was filed with the Securities and Exchange Commission, the Company entered into a Series X Preferred Stock Purchase Agreement (the "Series X Purchase Agreement") with VantagePoint on November 14, 2001, relating to the sale and purchase of up to an aggregate of 20,000 shares of Series X Preferred Stock at a purchase price of $1,000 per share. On December 24, 2001, the Company entered into a Series Y Preferred Stock Purchase Agreement (the "Series Y Purchase Agreement") with the Series Y Investors relating to the sale and purchase of up to an aggregate of 15,000 shares of Series Y Preferred Stock at a purchase price of $1,000 per share.

     Pursuant to the Series X Purchase Agreement, in November and December 2001, the Company sold an aggregate of 10,000 shares of Series X Preferred Stock to VantagePoint for total proceeds of $10,000,000, before direct issuance costs of $189,128. Pursuant to the Series X Purchase Agreement, on March 1, 2002, the Company sold an additional 10,000 shares of Series X Preferred Stock to VantagePoint for total proceeds of $10,000,000.

     Pursuant to the Series Y Purchase Agreement, in December 2001, the Company sold an aggregate of 6,469 shares of Series Y Preferred Stock to the Series Y Investors for an aggregate purchase price of $6,469,000, before direct issuance costs of approximately $300,000, which costs pertain to all funding transactions under the Series Y Purchase Agreement.

      In addition, during December 2001, the Company issued the Promissory Notes to the Series Y Investors in the aggregate principal amount of $3,531,000 in exchange for proceeds of $3,531,000. The Promissory Notes provided for an annual interest rate of 12%. In May 2002, in accordance with the terms of the Series Y Purchase Agreement, the Company sold 8,531 additional shares of Series Y Preferred Stock for $5,000,000 in cash and delivery of the Promissory Notes for cancellation. All accrued interest on the Promissory Notes, of approximately $145,000, was forgiven (Note 7).

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     The Series X and Series Y preferred stock activity during the six months ended June 30, 2002 is summarized as follows:

                                                                               (dollars in thousands)
                                                                                    MANDATORILY
                                                                       REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                                               -------------------------------------------------
                                                                        SERIES X                SERIES Y
                                                               ----------------------      ---------------------
                                                                SHARES        AMOUNT        SHARES       AMOUNT
                                                               --------      --------      --------     --------
Balance December 31, 2001                                       10,000      $    436         6,469     $     34

Issuance of shares                                              10,000        10,000         8,531        8,531

Issuance costs                                                                    --                         --

Discount on Series X and Y preferred stock resulting
  from a beneficial conversion feature                                       (10,000)                    (8,531)

Accrued dividends on Series X and Y preferred stock                            1,000                        473

Accretion of beneficial conversion feature of Series X
  and Y Preferred Stock                                                        2,758                      1,299

                                                               --------      --------      --------     --------
Balance June 30, 2002                                           20,000      $  4,914        15,000     $  1,806
                                                               ========      ========      ========     ========

11.  Recently Issued Accounting Pronouncements

     In July 2001, Statement of Financial Accounting Standards ("SFAS") No. 142 "GOODWILL AND OTHER INTANGIBLE ASSETS" was issued. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. With the implementation of SFAS No. 142, we have discontinued amortizing approximately $8,482,000 of goodwill associated with acquired businesses. The Company recorded approximately $2,484,000 of amortization related to this goodwill in 2001 and would have recorded an equal amount in 2002.

     In June 2001, SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS" was issued. SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs that result from the acquisition, construction, or development and normal operation of a long-lived asset. Upon initial recognition of a liability for an asset retirement obligation, SFAS No. 143 requires an increase in the carrying amount of the related long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the asset's useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material affect on the Company's financial position or results of operations.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

     In June 2002, Statement of Financial Accounting Standards No. 146,"ACCOUNTING FOR EXIT OR DISPOSAL Activities" ("FAS NO. 146") was issued. FAS No. 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. The provisions of the statement will be effective for disposal activities initiated after December 31, 2002. The Company is currently evaluating the financial impact of adoption of SFAS No. 146.

12.  Subsequent Events

     On August 6, 2002, the Company closed on an Asset Purchase Agreement dated as of July 30, 2002 (the "Abacus Agreement") with Abacus America, Inc. for the purchase of broadband customer lines. The Abacus Agreement provided for a cash payment for each successfully migrated broadband customer line, with a maximum potential payment of approximately $844,000 if all the customer lines are successfully migrated, and required a purchase price deposit of approximately $211,000.

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

OVERVIEW

     We provide high-speed data communications, Internet access, and related services to small and medium-sized businesses, primarily using digital subscriber line, or DSL, technology. We have primarily targeted select second and third tier cities for the deployment of our own local communications equipment. In first tier cities, and certain other markets where we have not deployed our own equipment, we utilize the local facilities of other carriers to provide service.

     As reflected in our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2001, we incurred operating losses of approximately $115,895,000 and negative operating cash flows of approximately $62,990,000 during the year ended December 31, 2001. During the six months ended June 30, 2002, we incurred operating losses of approximately $18,787,000 and negative operating cash flows of approximately $10,814,000. These operating losses and negative operating cash flows have been financed primarily by proceeds from equity issuances. We had accumulated deficits of approximately $248,397,000 at December 31, 2001 and $267,245,000 at June 30, 2002.

     We expect our operating losses, net operating cash outflows and capital expenditures to continue during 2002. We recently completed rounds of private equity and bridge loan financings totaling approximately $35 million as follows:
$20 million in the fourth quarter of 2001, $10 million in March 2002 and $8.5 million in May 2002 (which, after cancellation of the bridge loans, yielded net proceeds of approximately $5 million). We believe that our existing cash and short-term investments and cash expected to be generated from operations will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements through the second quarter 2003 and beyond, until we achieve cash flow positive status, based on our current business plans and projections, as approved by our board of directors. We intend to use these cash resources to finance our capital expenditures and for working capital and other general corporate purposes. We may also use a portion of these cash resources to acquire complementary businesses, customers and other assets. However, we may need to obtain additional financing in order to complete certain acquisitions or operate our business after certain acquisitions. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including market acceptance of our services, revenue growth, cash generated from operations, improvements in operating productivity, the extent and timing of entry into new markets, and availability and prices paid for acquisitions. Failure to generate sufficient revenue, contain certain discretionary spending or achieve certain other business plan objectives could have a material adverse affect on our results of operations and financial position.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RISKS

     Financial Reporting Release No. 60, which was released in December 2001 by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. We have identified the accounting principles critical to our business and results of operations. Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001, which has been filed with the Securities and Exchange Commission, includes a complete summary of the significant accounting policies and methods used in the preparation of our financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

     In addition, Financial Reporting Release No. 61, which was released in December 2001 by the SEC, requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

     Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. The markets for our services are characterized by intense competition, rapid technological development, regulatory and legislative changes, and frequent new product introductions, all of which could impact the future value of our assets and liabilities.

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

     Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

REVENUE RECOGNITION:

     We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 (SAB N0. 101), "REVENUE RECOGNITION IN FINANCIAL STATEMENTS", which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees.

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

GOODWILL AND OTHER LONG-LIVED ASSETS:

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

     Effective January 1, 2002, we adopted SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS". This statement requires that the amortization of goodwill be discontinued and instead an impairment approach be applied. The impairment tests were performed during the first quarter of 2002 and will be performed annually thereafter (or more often if adverse events occur) and are based upon a fair value approach rather than an evaluation of the undiscounted cash flows. If impairment exists, under SFAS No. 142, the resulting charge is determined by the recalculation of goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. We did not record any goodwill impairment adjustments resulting from our impairment review during the first quarter of 2002.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We sell our services directly to end users mainly consisting of small to medium sized businesses, as opposed to selling to Internet service providers who then resell such services. We believe that we do not have significant exposure or concentrations of credit risk with respect to any given customer. However, if the country or any region we service experiences an economic downturn, the financial condition of our customers could be adversely affected, which could result in their inability to make payments to us. This could require additional provisions for allowances. In addition, a negative impact on revenue related to those customers may occur.

INCOME TAX:

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

LITIGATION:

     From time to time, we may be involved in litigation concerning claims arising in the ordinary course of our business, including claims brought by former employees and claims related to acquisitions. We record liabilities when a loss is probable and can be reasonably estimated. These estimates are based on an analysis made by internal and external legal counsel who consider information known at the time. We believe we have made reasonable estimates in the past; however, court decisions could cause liabilities to be incurred in excess of estimates.

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

     Revenue increased by 12% for the three months ended June 30, 2002 to approximately $11,596,000, compared to approximately $10,348,000 for the three months ended June 30, 2001. Revenue increased by 20% to approximately $22,977,000 for the six months ended June 30, 2002, from approximately $19,170,000 for the six months ended June 30, 2001. These increases for both periods were primarily due to the increased number of customers subscribing for our services and contributions from acquisitions. Actual revenue attributable to newly acquired customer lines was approximately $382,000 and $1,234,000 for the three months ended June 30, 2002 and 2001, respectively. Actual revenue attributable to newly acquired customer lines was approximately $784,000 and $1,374,000, for the six months ended June 30, 2002 and 2001, respectively. We currently expect revenue to increase in future periods as we continue our sales and marketing efforts in our existing service areas and introduce additional services. Revenue may also increase in future periods as a result of acquisitions.

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

     Network expenses for the three months ended June 30, 2002 decreased 27% to approximately $8,625,000, compared to approximately $11,872,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002, network expenses decreased 27% to approximately $17,337,000, from approximately $23,719,000 for the six months ended June 30, 2001. These decreases for both periods were primarily attributable to decreased telecommunications expenses resulting from our restructuring and cost containment efforts during 2001.

     OPERATIONS EXPENSES. Our operations expenses (which were previously included under the heading "network and operations expenses") include costs related to customer care, customer provisioning, customer billing, customer technical assistance, purchasing, headquarters facilities operations, operating systems maintenance and support and other related overhead expenses.

     Operations expenses for the three months ended June 30, 2002 were approximately $1,856,000, compared to operations expenses for the three months ended June 30, 2001 of approximately $32,078,000. This 94% reduction was primarily due to decreases resulting from our restructuring and cost containment efforts during 2001 and included reductions in: restructuring charges of approximately $27,561,000, salaries and benefits of approximately $1,448,000, equipment maintenance and support of approximately $434,000, consulting and outsourcing services of approximately $546,000, and miscellaneous other expenses of approximately $233,000. Operations expenses for the six months ended June 30, 2002 were approximately $3,847,000, compared to operations expenses for the six months ended June 30, 2001 of $37,193,000. This 90% reduction was primarily due to decreases resulting from our restructuring and cost containment efforts during 2001 and included reductions in: restructuring charges of approximately $28,000,000, salaries and benefits of approximately $2,964,000, equipment maintenance and support of approximately $769,000, consulting and outsourcing services of approximately $1,076,000, and miscellaneous other expenses of approximately $537,000.

     GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of costs relating to human resources, finance, executive, administrative services, recruiting, insurance, legal and auditing services, leased office facilities rent and bad debt expenses.

     General and administrative expenses were approximately $3,373,000 for the three months ended June 30, 2002, compared to general and administrative expenses for the three months ended June 30, 2001 of approximately $10,367,000. This 67% reduction was primarily due to decreases resulting from our restructuring and cost containment efforts during 2001 and included reductions in: restructuring and impairment charges of approximately $4,907,000, professional fees of approximately $660,000, salaries and benefits of approximately $863,000, sales, use, property and other taxes of approximately $156,000, bad debt expense of approximately $325,000 and other expenses of approximately $190,000. These reductions were partially offset by increased insurance costs of approximately $107,000. General and administrative expenses for the six months ended June 30, 2002 were approximately $6,776,00,0 compared to general and administrative expenses for the six months ended June 30, 2001 of approximately $15,830,000. This 57% reduction was primarily due to decreases resulting from our restructuring and cost containment efforts during 2001 and included reductions in: restructuring and impairment charges of approximately $5,298,000, professional fees of approximately $1,540,000, salaries and benefits of approximately $1,472,000, sales, use, property and other taxes of approximately $512,000, bad debt expense of approximately $258,000, office facilities expense of approximately $164,000 and other expenses of approximately $174,000. These reductions were partially offset by increased insurance costs of approximately $364,000.

     SALES AND MARKETING. Our sales and marketing expenses consist primarily of expenses for sales and marketing personnel, the development of our brand name, promotional materials, direct mail advertising and sales commissions and incentives.

     Sales and marketing expenses for the three months ended June 30, 2002 were approximately $1,577,000, compared to sales and marketing expenses for the three months ended June 30, 2001 of approximately $4,074,000, a 61% decrease. The decrease in sales and marketing expenses was primarily attributable to decreased costs that resulted from our restructuring and cost containment efforts during 2001, including reductions in: advertising and direct mail marketing expenses of approximately $906,000, salaries and benefits of approximately $875,000, professional and consulting services of approximately $622,000 and other expenses of approximately $94,000. For the six months ended June 30, 2002, sales and marketing expenses were approximately $2,774,000, compared to marketing expenses for the six months ended June 30, 2001 of approximately $9,039,000, a 69% decrease. The decrease in sales and marketing expenses was primarily due to decreased costs that resulted from our restructuring and cost containment efforts during 2001, including reductions in: advertising and direct mail marketing expenses of approximately $2,711,000, salaries and benefits of approximately $1,929,000, professional and consulting services of approximately $1,332,000 and other expenses of approximately $293,000.

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

     Non-cash stock compensation expense was approximately $296,000 and $422,000 for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, non-cash stock compensation expense was approximately $642,000 and $797,000, respectively. These expenses consisted of charges and amortization related to stock options and restricted stock granted to our employees and directors. The unamortized balances as of December 31, 2001 and June 30, 2002 of approximately $1,667,000 and $1,025,000, respectively, are being amortized over the remaining vesting period of each grant and are expected to be fully amortized by June 30, 2003.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization is primarily attributable to the following assets: (i) depreciation of network and operations equipment and Company-owned DSL modems and routers installed at customer sites,
(ii) depreciation of information systems and computer hardware and software,
(iii) amortization and depreciation of the costs of obtaining, designing and building our collocation space and corporate facilities and (iv) amortization of intangible capitalized costs pertaining to acquired businesses and customer line acquisitions.

     Depreciation and amortization expenses were approximately $5,274,000 for the three months ended June 30, 2002, compared to depreciation and amortization expenses of approximately $7,805,000 for the three months ended June 30, 2001. This 32% decrease in depreciation and amortization expenses for the three months ended June 30, 2002 primarily resulted from restructuring write-offs of central office equipment and impairment write-offs of intangible assets taken during 2001. For the six months ended June 30, 2002, depreciation and amortization expenses were approximately $10,388,000, compared to depreciation and amortization expenses of approximately $16,016,000 for the six months ended June 30, 2001. This 35% decrease in depreciation and amortization expenses for the six months ended June 30, 2002 primarily resulted from restructuring write-offs of central office equipment and impairment write-offs of intangible assets taken during 2001.

     Also, in accordance with SFAS No. 142 (see recently issued accounting pronouncements, discussed below), we discontinued amortization of goodwill beginning January 1, 2002, and completed an initial impairment review during the first quarter of 2002. We did not record any impairment adjustments resulting from this initial impairment review. Consequently, amortization expense related to our goodwill was approximately $622,000 higher for the three months ended June 30, 2001 than for the three months ended June 30, 2002. For the six months ended June 30, 2001, amortization expense related to our goodwill was approximately $1,242,000 higher than for the six months ended June 30, 2002.

     Depreciation expenses pertaining to assets related to network expenses and operations expenses were approximately $3,713,000 and $5,295,000 for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, depreciation expenses pertaining to assets related to network expenses and operations expenses were approximately $7,130,000 and $10,665,000, respectively. Depreciation and amortization expenses pertaining to assets related to general and administrative expenses were approximately $208,000 and $600,000 for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, depreciation expenses pertaining to assets related to general and administrative expenses were approximately $564,000 and $1,180,000, respectively.

     INTEREST EXPENSE (INCOME) NET. Net interest income of approximately $8,000 for the three months ended June 30, 2002 included approximately $83,000 of interest income, which was partially offset by approximately $75,000 of net interest expense. The $75,000 of net interest expense included $220,000 of interest expense, partially offset by the reversal of $145,000 of previously accrued interest expense pertaining to interest forgiven on $3,531,000 of short-term promissory notes, which were cancelled in May 2002 upon the issuance of additional Series Y Preferred Stock, in accordance with the terms of the Series Y Preferred Stock Purchase Agreement. For the three months ended June 30, 2001, net interest income of approximately $101,000 included approximately $475,000 of interest income, which was partially offset by approximately $374,000 of interest expense. The decrease in net interest income for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 was primarily due to lower cash and investment balances in the more recent period. The decrease in interest expense for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 primarily related to lower capital lease obligations in the current period.

     Net interest expense of approximately $236,000 for the six months ended June 30, 2002 included approximately $170,000 of interest income, which was offset by approximately $406,000 of net interest expense. For the six months ended June 30, 2001, net interest income of approximately $630,000 included approximately $1,435,000 of interest income, which was partially offset by approximately $805,000 of interest expense. The decrease in net interest income for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 was primarily due to lower cash and investment balances in the more recent period. The decrease in interest expense for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 primarily related to lower capital lease obligations in the more recent period.

     RESTRUCTURING CHARGES. In December 2000, we initiated a new business plan strategy designed to conserve capital, reduce our losses and extend our cash resources. This strategy included the following actions: 1) further network expansion was curtailed; 2) network connections to certain central offices were suspended; 3) certain facilities were vacated and consolidated; 4) operating expenses were reduced; and 5) headcount was reduced by approximately 140 employees. These actions resulted in restructuring charges of approximately $3,542,000.

     In March 2001, we re-evaluated its restructuring reserve related to the corporate restructuring announced in December of 2000 and recorded an increase in the reserve of approximately $831,000, which was primarily related to delays in subleasing its vacated facilities and additional costs pertaining to its suspended central offices. Of that amount, approximately $440,000 was included in network and operations expenses and approximately $391,000 was included in general and administrative expenses.

     In June 2001, due to the lack of liquidity in the financial markets, we further re-evaluated our business plans and determined that additional actions were necessary to further reduce our losses, further extend our cash resources and reduce our total funding requirements. These actions included: 1) further reductions in operating expenses; 2) closure of approximately 100 non-active and 250 active central offices; and 3) an additional reduction-in-force of approximately 90 employees. These actions resulted in additional restructuring and impairment charges approximating $32,503,000, which included $3,155,000 for impairments of goodwill relating to our acquisition of Tycho Networks, Inc. and certain assets of Trusted Net Media Holdings, LLC. The goodwill impairment analysis was accomplished by comparing the carrying value of the assets with the expected future net cash flows generated over the remaining useful life of the assets. Since the carrying value was more than the expected future net cash flows, the goodwill was reduced to the net present value of the expected future net cash flows. Of the approximately $32,503,000 in additional restructuring charges, approximately $27,561,000 was included in network and operations expenses; approximately $35,000 was included in sales and marketing expenses and approximately $4,907,000 was included in general and administrative expenses.

     The restructuring reserve balance at June 30, 2002, of approximately $973,000, which related to various restructuring charges recorded in 2000 and 2001, is included in the our accrued liabilities and represents approximately $658,000 for anticipated costs pertaining to our vacated facilities and approximately $315,000 for anticipated costs pertaining to our closed central offices.

     NET LOSS. Net loss was approximately $9,394,000 for the three months ended June 30, 2002, compared to net loss for the three months ended June 30, 2001 of approximately $56,169,000. For the six months ended June 30, 2002, net loss was approximately $18,848,000, compared to net loss for the six months ended June 30, 2001 of approximately $82,796,000.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our capital expenditures and operations primarily with the proceeds from the sale of stock and from borrowings, including equipment lease financings. As of June 30, 2002, we had cash, cash equivalents and restricted cash of approximately $20,797,000 and working capital of approximately $11,081,000.

     Net cash provided by financing activities for the six months ended June 30, 2002, was approximately $13,526,000. This cash primarily resulted from the sale of our preferred stock. Net cash used by financing activities for the six months ended June 30, 2001 of approximately $3,160,000 was mainly used for principal payments under the Company's then outstanding term loan and capital lease obligations. We have used, and intend to continue using, proceeds from our financings primarily to implement our business plan and for working capital and general corporate purposes. We have also used, and may in the future use, a portion of such proceeds to acquire complementary businesses, customers and other assets.

     In March 1999, we entered into a 36-month lease facility to finance the purchase of up to an aggregate of $2,000,000 of equipment. Amounts financed under this lease facility bear an interest rate of 8% or 9%, depending on the type of equipment, and are secured by the financed equipment. In July 2000, we entered into a 48-month lease agreement with an equipment vendor to finance the purchase of network equipment. We have leased approximately $8,900,000 under this agreement. Amounts financed under this agreement bear an interest rate of 12% and are secured by the financed equipment. In addition, during 1999 and 2000, we purchased and assumed through acquisition certain equipment and computer software under other capital leases, which are being repaid over periods ranging from 24 months to 60 months at rates ranging from 7.5% to 15%. In the aggregate, there was approximately $7,462,000 and approximately $5,988,000, outstanding under capital leases at December 31, 2001 and June 30, 2002, respectively.

     In May 1999, we entered into a collateralized credit facility (the "Credit Facility") with a bank to provide up to $5,000,000 for the purchase of telecommunications equipment, office equipment and vehicles. The Credit Facility expired in May 2000 and converted to a term loan payable over 36 months. The term loan bore interest on outstanding borrowings at 1% over the higher of the bank's prime rate or the federal funds rate plus 0.5%. As of June 30, 2001, amounts outstanding under this term loan bore interest at 8.0% per annum. The term loan was secured by a lien on certain equipment and vehicles owned by us and located at our principal office in New Haven, CT, and imposed certain financial and other covenants requiring us to maintain certain financial ratios and limited new indebtedness, the creation of liens, types of investments, mergers, consolidations and the transfer of all or substantially all of our assets. The term loan was paid off during the third quarter of 2001.

     In December 2001, in conjunction with our sale of Series Y Preferred Stock, we issued short-term promissory notes for proceeds of $3,531,000 to the Series Y Investors. The promissory notes provided for an annual interest rate of 12%. The promissory notes were cancelled in May 2002 in connection with the sale of an additional 8,531 shares of Series Y Preferred Stock to the Series Y Investors (discussed below) and all accrued interest, approximating $145,000, was forgiven.

     On March 1, 2002, we sold 10,000 shares of Series X Preferred Stock for an aggregate of $10,000,000 pursuant to the Series X Purchase Agreement. In May 2002, pursuant to the Series Y Purchase Agreement, we sold an aggregate of 8,531 shares of Series Y Preferred Stock to the Series Y Investors for total proceeds of $8,531,000. In accordance with the Series Y Purchase Agreement, the above-mentioned promissory notes were cancelled as partial payment for the Series Y preferred stock, resulting in net proceeds of approximately $5,000,000.

     As a result of the development of our operating infrastructure and acquisitions, we have entered into certain long-term agreements providing for fixed payments. Under our facility operating leases, minimum office facility operating lease payments are approximately $2,294,000 in 2002, $1,707,000 in 2003, $1,609,000 in 2004 and $577,000 in 2005. We also have long-term purchase commitments with WorldCom and AT&T for data transport services with minimum payments due even if our usage does not reach the minimum amounts. The WorldCom commitment began in May 2000 and requires minimum purchases of $4,800,000 per contract year. The WorldCom contract ends in November 2004. The AT&T commitment was renegotiated on January 23, 2002, and requires minimum purchases of $1,100,000 for the contract year ending in November 2002 and $987,000 for the contract year ending in October 2003. We also have a commitment to purchase $17,600 per month of certain additional network capacity from AT&T throughout the commitment period.

     We transmit data across our network via transmission facilities that are leased from certain carriers, including AT&T and WorldCom (as described above). The failure of any of our data transport carriers to provide acceptable service on acceptable terms could have a material adverse effect on our operations. WorldCom, has filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. While WorldCom has announced that it expects to continue with its current operations without adverse impact on its customers, it may not be able to do so. We believe that we could transition the data transport services currently supplied by WorldCom to alternative suppliers in thirty to sixty days, should WorldCom announce discontinuance of such services. However, were WorldCom to discontinue such services without providing sufficient advance notice (at least sixty days), we might not be able to transition such services in a timely manner, which could disrupt service provided by us to certain of our customers. This could result in the loss of revenue, loss of customers, claims brought against us by our customers, or could otherwise have a material adverse effect on us. Even were WorldCom to provide adequate notice of any such discontinuation of service, there can be no assurance that we would be able to transition such service without a material adverse impact on us or our customers, if at all, or that such discontinuation of service would not otherwise have a material adverse effect on the Company.

     As part of our restructuring in December 2000, we vacated certain office space in Milford, Connecticut and Chantilly, Virginia and did not occupy certain space in Santa Cruz, California. During the second and third quarters of 2001, we vacated our office space located in Atlanta, Georgia and Santa Cruz, California. As of December 31, 2001, we had been successful in terminating our lease for office space in Chantilly, Virginia and in assigning our lease in Atlanta, Georgia. We have entered into a 14-month sublease agreement on our office space in Santa Cruz, California with a one-year renewal option. In February 2002, we were successful in terminating our obligations under the lease for office space in Milford, CT.

     For the six months ended June 30, 2002, the net cash used in our operating activities was approximately $10,814,000. This cash was used for a variety of operating expenses, including salaries, network operations, sales, marketing and promotional activities, consulting and legal expenses, and overhead expenses.

     Net cash used in investing activities for the six months ended June 30, 2002 was approximately $1,505,000. Of this amount, approximately $880,000 was used for the purchase of equipment, and approximately $750,000 was used to acquire customer lines. These expenditures were partially offset by approximately $85,000 in proceeds from the sale of excess equipment, and approximately $40,000 in a decrease in restricted cash.

     The development and expansion of our business has required significant capital expenditures. Capital expenditures, including collocation fees but excluding acquisitions, were approximately $880,000 and $3,421,000 for the six months ended June 30, 2002 and 2001, respectively, and customer line acquisitions were approximately $750,000 and $2,690,000 for the six months ended June 30, 2002 and 2001, respectively. The actual amounts and timing of our future capital expenditures will vary depending on the speed at which we expand and implement our network and implement service for our customers. As a result of our decision to suspend further deployment of our network, our planned capital expenditures for 2002, exclusive of acquisitions, are currently expected to be primarily for the purchase and installation at our customers' sites of the equipment necessary for us to provide our services, as well as for the continued development of our network and operational support systems. We currently anticipate spending a total of approximately $200,000 to $400,000 for capital expenditures, excluding acquisitions, during the remainder of the year ending December

31, 2002. The actual amounts and timing of our capital expenditures could differ materially both in amount and timing from our current plans.

     We expect our operating losses, net operating cash outflows and capital expenditures to continue during 2002. We believe that our existing cash and short-term investments, and cash generated from operations will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements through the second quarter of 2003 and beyond, until we attain cash flow positive status, based on our current business plans and projections, as approved by our board of directors. We intend to use our cash resources to finance our capital expenditures and for working capital and other general corporate purposes. We may also use a portion of these cash resources to acquire complementary businesses, customers and other assets. However, we may need to obtain additional financing in order to complete certain acquisitions or operate our business after certain acquisitions. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including the rate of market acceptance of our services, revenue growth, cash generated from operations, improvements in operating productivity, the availability of attractive acquisition opportunities and the extent and timing of our entry into new markets.

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

     On July 22, 2002, the Nasdaq Stock Market, Inc. ("Nasdaq") transferred the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. We applied for such transfer as a result of our non-compliance with Nasdaq's Marketplace Rule 4450(a)(5), which required us to maintain a bid price of $1.00 for at least 10 consecutive trading days during the last ninety day period prior to July 17, 2002 in order to remain qualified for listing on the Nasdaq National Market. As a result of the transfer of the listing of our common stock to the Nasdaq SmallCap Market, we have until October 15, 2002 to comply with the minimum bid price of $1.00 for 10 consecutive trading days, or such greater number of trading days as Nasdaq may determine. If we are unable to comply with this minimum bid price requirement, Nasdaq will determine whether we meet the other initial listing criteria for the Nasdaq SmallCap Market set forth in Rule 4310(c)(2)(A). If we are unable to satisfy the other initial listing criteria at that time, Nasdaq will provide us notice that our common stock will be delisted from the Nasdaq SmallCap Market. If Nasdaq determines that we satisfy the other initial listing criteria, we will have an additional 180 calendar days to comply with the minimum bid price of $1.00 for 10 consecutive trading days, or such greater number of trading days as Nasdaq may determine. If we are unable to satisfy all the initial listing requirements at that time, Nasdaq will provide us notice that our common stock will be de-listed from the Nasdaq SmallCap Market. There can be no assurances that we will be able to comply with the minimum bid price requirement by October 15, 2002, if at all, or that we will continue to satisfy the other initial listing requirements of the Nasdaq SmallCap Market.

     In addition, in the event our common stock trades for a minimum of $1.00 per share on the Nasdaq SmallCap Market for 30 consecutive trading days by April 13, 2002 and we, at all times, have maintained compliance with all of the other maintenance requirements for listing on the Nasdaq National Market, the Nasdaq has indicated that we may qualify to have our common stock transferred back to the Nasdaq National Market.

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

     In June 2002, Statement of Financial Accounting Standards No. 146, "ACCOUNTING FOR EXIT OR DISPOSAL ACTIVITIES" ("FAS NO. 146") was issued. FAS No. 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. The provisions of the statement will be effective for disposal activities initiated after December 31, 2002. We are currently evaluating the financial impact of adoption of SFAS No. 146.

FORWARD LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements contained in this report, which are not historical facts, may be deemed to contain forward-looking statements. These statements relate to future events or our future financial or business performance, and are identified by terminology such as "may," "might," "will," "should," "expect," "scheduled," "plan," "intend," "anticipate," "believe," "estimate," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include those described under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2001, which has been filed with the Securities and Exchange Commission. The risks and uncertainties include, among other things,
(i) fluctuations in our quarterly operating results, which could adversely effect the price of our common stock; (ii) our unproven business model, which may not be successful; (iii) our ability to execute our business plan in a timely manner to generate the forecasted financial and operating results, which may not be achieved if our sales force is not able to generate sufficient sales to customers or if we are not able to install and commence service for customers in a timely manner; (iv) risks associated with the possible removal of DSL.net's common stock from the Nasdaq SmallCap Market, which removal could adversely impact the pricing and trading of DSL.net's common stock; (v) risks associated with acquisitions, including difficulties in identifying and completing acquisitions, integrating acquired businesses or assets and realizing the revenue, earnings or synergies anticipated from any acquisitions; (vi) risks associated with our reliance on two carriers, including WorldCom, to transmit data across our network; (vii) the challenges relating to the timely installation of service for customers, including our dependence on traditional telephone companies to provide acceptable telephone lines in a timely manner;
(viii) our dependence on wholesale DSL providers to provide us with local DSL facilities in areas where we have not deployed our own DSL equipment; (ix) the need for us to achieve sustained market acceptance of our services at desired pricing levels; (x) competition; (xi) our limited operating history, which makes it difficult to evaluate our business and prospects; (xii) the difficulty of predicting the new and rapidly evolving high-speed data communications industry;
(xiii) our ability to negotiate, enter into and renew interconnection and collocation agreements with traditional telephone companies; (xiv) regulatory, legislative, and judicial developments, which could adversely affect the way we operate our business; and (xv) our ability to recruit and retain qualified personnel, establish the necessary infrastructure to support our business, and manage the growth of our operations. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation, and disclaim any obligation, to update or revise the information contained in this report, whether as a result of new information, future events or circumstances or otherwise.

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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     DSL.net's Annual Meeting of Stockholders was held on May 29, 2002. At such meeting, DSL.net's stockholders approved amendments to DSL.net's certificate of incorporation to:

o increase the number of authorized shares of DSL.net common stock from 200,000,000 shares to 400,000,000 shares and the total number of authorized shares of DSL.net capital stock from 220,000,000 shares to 420,000,000 shares;

o allow holders of a class or series of DSL.net preferred stock (including the Series X preferred stock and the Series Y preferred stock), when voting or acting as a separate class or series, to act by written consent;

o provide that the Series X preferred stock shall rank on parity with the Series Y preferred stock upon redemption or a liquidation, dissolution or winding up of DSL.net;

o increase from $2.00 per share to $2.50 per share the closing sale price of DSL.net common stock on the Nasdaq Stock Market required during a period of 45 consecutive trading days, commencing after May 13, 2002, to cause the then outstanding Series X preferred stock to automatically convert into DSL.net common stock; and

o limit to the period ending June 28, 2002 the requirement that DSL.net obtain the consent of the holders of at least a majority of the then outstanding Series X preferred stock to authorize or issue, or to obligate itself to issue, equity related securities having rights, preferences or privileges pari passu with the Series X preferred stock.

     The increase in the authorized shares of DSL.net common stock provides DSL.net with the flexibility to issue shares of common stock to meet corporate purposes, including financings, acquisitions and equity-based compensation plans. In addition, DSL.net's Series Y preferred stock was not convertible into shares of common stock until the authorized shares of DSL.net common stock was increased to at least 250,000,000 shares. Upon the increase in the authorized shares of DSL.net common stock, each share of Series Y preferred stock became convertible into 2,000 shares of common stock. The amendment to allow the Series X preferred stock and the Series Y preferred stock to approve by written consent actions that trigger the special voting rights of the Series X preferred stock and the Series Y preferred stock will enable DSL.net to obtain such consent without the delay and expense of a stockholders meeting. The remaining amendments modify the terms of the Series X preferred stock to be consistent with the comparable terms of the Series Y preferred stock.

     These amendments were implemented on May 29, 2002, by the filing of a Certificate of Amendment of Amended and Restated Certificate of Incorporation, as amended, of the Company.

     On May 30, 2002, DSL.net sold an aggregate of 8,531 shares of Series Y preferred stock for an aggregate purchase price of $8,531,000. Pursuant to the Certificate of Designation of the Series Y preferred stock, the following rights, preferences and privileges of the Series Y preferred stock materially limit or qualify the rights of holders of DSL.net's common stock:

o The right to cumulative dividends of 12% per year ($120.00 per share per annum) when and as declared by DSL.net's board of directors or upon the liquidation, dissolution, winding up or change of control of DSL.net, or the conversion or redemption of the Series Y preferred stock;

o In connection with the liquidation, dissolution, winding up or a change of control of DSL.net, the right to preferential liquidation payments, as well as the right to thereafter share along with holders of DSL.net's common stock and Series X preferred stock with respect to the remaining assets of DSL.net;

o The right to convert each share of Series Y preferred stock into 2,000 shares of common stock, subject to adjustment for certain subsequent dilutive issuances and stock splits. The Series Y preferred stock automatically converts into common stock upon the close of business on the date on which the closing sale price of the common stock on the Nasdaq Stock Market has exceeded $2.50 per share (as adjusted for any stock splits, stock dividends, recapitalizations or the like) for a period of 45 consecutive days commencing on or after June 26, 2002;

o The right to require DSL.net to redeem all outstanding shares of Series Y preferred stock, at the option of the holders of a majority of the then-outstanding shares of Series Y preferred stock at any time on or after

     January 1, 2005, at a price equal to $1,000.00 per share plus all unpaid accrued dividends (whether or not declared); and

o Voting rights similar to those of the holders of common stock, with each share of Series Y preferred stock having 978.5 votes, as well as the right to vote, as a separate class, to approve the (i) issuance of any security with rights senior to the Series Y preferred stock or (ii) any alteration of the rights or reclassification of the Series Y preferred stock.

     In addition, a stockholders agreement between DSL.net, the Series X preferred stockholders and the Series Y preferred stockholders enables the directors elected by the Series X preferred stockholders (including one director nominated by the Series Y preferred stockholders) to have majority control of the Board of Directors.

     Finally, the dividend, liquidation preference and redemption rights of the Series X preferred stock and the Series Y preferred stock may decrease the cash available (i) to DSL.net to carry out its business plan or (ii) for distribution to holders of DSL.net's common stock.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     DSL.net's Annual Meeting of Stockholders was held on May 29, 2002. Holders of an aggregate of 64,858,966 shares of DSL.net common stock, 20,000 shares of DSL.net Series X preferred stock, and 6,469 shares of DSL.net Series Y preferred stock at the close of business on April 16, 2002 were entitled to vote at the meeting. Each share of Series X preferred stock has the right to approximately 5,555.56 votes, each share of Series Y preferred stock has the right to 978.5 votes and each share of common stock has the right to one vote. At such meeting, the DSL.net's stockholders voted as follows:

PROPOSAL 1. To elect three members of the board of directors to serve for three-year terms as Class II directors, each director to serve for such term or until his respective successor has been duly elected and qualified, or until his earlier death, resignation or removal.

----------------- --------------------------------- ----------------------------- ---------------------------------
                              Series X                        Series Y                         Common
----------------- ----------------- --------------- -------------- -------------- ------------------ --------------
Director Name      Total Series X    Total Series   Total Series   Total Series     Total Common     Total Common
                   Votes for Each      X Votes       Y Votes for      Y Votes      Votes for Each        Votes
                      Nominee       Withheld from   Each Nominee     Withheld          Nominee         Withheld
                                     Each Nominee                    from Each                         from Each
                                                                      Nominee                           Nominee
----------------- ----------------- --------------- -------------- -------------- ------------------ --------------
Robert G.           111,111,111           0              N/A            N/A              N/A              N/A
Gilbertson

----------------- ----------------- --------------- -------------- -------------- ------------------ --------------
Paul J. Keeler      111,111,111           0           5,485,471          0           56,661,949         450,583
----------------- ----------------- --------------- -------------- -------------- ------------------ --------------
William J.          111,111,111           0              N/A            N/A              N/A              N/A
Marshall
----------------- ----------------- --------------- -------------- -------------- ------------------ --------------

No other persons were nominated, or received votes, for election as directors of DSL.net at the 2002 Annual Meeting of Stockholders. Messrs. David F. Struwas, Harry F. Hopper, and James D. Marver each continued their respective terms of office after the 2002 Annual Meeting of Stockholders.

PROPOSAL 2. To consider and act upon a proposal to approve the issuance of up to an additional 8,531 shares of Series Y preferred stock, in connection with the Series Y preferred stock purchase agreement dated as of December 24, 2001, and the shares of DSL.net common stock to be issued upon conversion of such shares of Series Y preferred stock.

----------------------- --------------------- -------------------- --------------------- --------------------
                          Total Votes for         Total Votes        Abstentions from     Broker Non-Votes
                             Proposal 2       Against Proposal 2        Proposal 2
----------------------- --------------------- -------------------- --------------------- --------------------
Common stock                  30,384,147           1,078,569             219,400             25,430,416
----------------------- --------------------- -------------------- --------------------- --------------------
Series X preferred           111,111,111               0                    0                     0
stock
----------------------- --------------------- -------------------- --------------------- --------------------
Series Y preferred             5,485,471               0                    0                     0
stock
----------------------- --------------------- -------------------- --------------------- --------------------

PROPOSAL 3. To consider and act upon a proposed amendment to paragraph A of
Article IV of DSL.net's certificate of incorporation to increase the number of authorized shares of DSL.net common stock from 200,000,000 shares to 400,000,000 shares and the total number of authorized shares of DSL.net capital stock from 220,000,000 shares to 420,000,000 shares.

----------------------- --------------------- -------------------- --------------------- --------------------
                          Total Votes for         Total Votes        Abstentions from     Broker Non-Votes
                             Proposal 3       Against Proposal 3        Proposal 3
----------------------- --------------------- -------------------- --------------------- --------------------
Common stock                  55,794,792           1,220,482              97,258                  0
----------------------- --------------------- -------------------- --------------------- --------------------
Series X preferred           111,111,111               0                    0                     0
stock
----------------------- --------------------- -------------------- --------------------- --------------------
Series Y preferred             5,485,471               0                    0                     0
stock
----------------------- --------------------- -------------------- --------------------- --------------------

PROPOSAL 4. To consider and act upon a proposed amendment to Article VII of DSL.net's certificate of incorporation to provide that, except as otherwise set forth in the certificate of designation for any class or series of preferred stock, holders of a class or series of DSL.net preferred stock (including the Series X and Series Y preferred stock), when voting or acting as a separate class or series, may act by written consent.

----------------------- --------------------- -------------------- --------------------- --------------------
                          Total Votes for         Total Votes        Abstentions from     Broker Non-Votes
                             Proposal 4       Against Proposal 4        Proposal 4
----------------------- --------------------- -------------------- --------------------- --------------------
Common stock                  30,837,907            607,802              236,407             25,430,416
----------------------- --------------------- -------------------- --------------------- --------------------
Series X preferred           111,111,111               0                    0                     0
stock
----------------------- --------------------- -------------------- --------------------- --------------------
Series Y preferred             5,485,471               0                    0                     0
stock
----------------------- --------------------- -------------------- --------------------- --------------------

PROPOSAL 5. To consider and act upon proposed amendments to DSL.net's certificate of incorporation to amend the terms of DSL.net's Series X preferred stock to (i) provide that the Series X preferred stock shall rank on parity with the Series Y preferred stock upon redemption or a liquidation, dissolution or winding up of DSL.net; (ii) increase from $2.00 per share to $2.50 per share the closing sale price of the common stock on the Nasdaq Stock Market required during a period of 45 consecutive trading days, commencing after May 13, 2002, to cause the then outstanding Series X preferred stock to automatically convert into common stock; and (iii) limit to the period ending June 28, 2002 the requirement that DSL.net obtain the consent of the holders of at least a majority of the then outstanding Series X preferred stock to authorize or issue, or to obligate itself to issue, equity-related securities having rights, preferences or privileges pari passu with the Series X preferred stock.

----------------------- --------------------- -------------------- --------------------- --------------------
                          Total Votes for         Total Votes        Abstentions from     Broker Non-Votes
                             Proposal 5       Against Proposal 5        Proposal 5
----------------------- --------------------- -------------------- --------------------- --------------------
Common stock                  30,932,273            577,693              172,150             25,430,416
----------------------- --------------------- -------------------- --------------------- --------------------
Series X preferred           111,111,111               0                    0                     0
stock
----------------------- --------------------- -------------------- --------------------- --------------------
Series Y preferred             5,485,471               0                    0                     0
stock
----------------------- --------------------- -------------------- --------------------- --------------------

PROPOSAL 6. To consider and act upon a proposal to approve DSL.net's Amended and Restated 2001 Stock Option and Incentive Plan.

----------------------- --------------------- -------------------- --------------------- --------------------
                          Total Votes for         Total Votes        Abstentions from     Broker Non-Votes
                             Proposal 6       Against Proposal 6        Proposal 6
----------------------- --------------------- -------------------- --------------------- --------------------
Common stock                  55,574,580           1,426,099             111,853                  0
----------------------- --------------------- -------------------- --------------------- --------------------
Series X preferred           111,111,111               0                    0                     0
stock
----------------------- --------------------- -------------------- --------------------- --------------------
Series Y preferred             5,485,471               0                    0                     0
stock
----------------------- --------------------- -------------------- --------------------- --------------------

PROPOSAL 7. To ratify the selection of the firm of PricewaterhouseCoopers LLP as auditors for the fiscal year ending December 31, 2002.

----------------------- --------------------- -------------------- --------------------- --------------------
                          Total Votes for         Total Votes        Abstentions from     Broker Non-Votes
                             Proposal 7       Against Proposal 7        Proposal 7
----------------------- --------------------- -------------------- --------------------- --------------------
Common stock                  56,875,921            180,892               55,719                  0
----------------------- --------------------- -------------------- --------------------- --------------------
Series X preferred           111,111,111               0                    0                     0
stock
----------------------- --------------------- -------------------- --------------------- --------------------
Series Y preferred             5,485,471               0                    0                     0
stock
----------------------- --------------------- -------------------- --------------------- --------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS.

--------------- ---------------------------------------------------------------
Exhibit No.     Exhibit
--------------- ---------------------------------------------------------------
3.01            Amended and Restated  Certificate of Incorporation of DSL.net,
                as amended  (incorporated  by  reference to Exhibit 4.01 filed with our Form S-8 dated as of June 6, 2002 (No. 333-89886)).
--------------- ---------------------------------------------------------------
3.02            Amended  and   Restated   By-Laws  of   DSL.net,   as  amended
                (incorporated  by  reference  to  Exhibit  4.02 filed with our
                Form S-8 dated as of June 6, 2002 (No. 333-89886)).
--------------- ---------------------------------------------------------------
4.01            Description of capital stock  (contained in the Certificate of
                Incorporation  incorporated by reference to Exhibit 4.01 filed with our Form S-8 on June 6, 2002 (No. 333-89886)).
--------------- ---------------------------------------------------------------
10.1            Amended and  Restated  2001 Stock  Option and  Incentive  Plan
                (incorporated  by  reference  to  Exhibit  4.03 filed with our
                Form S-8 on June 6, 2002 (No. 333-89886)).
--------------- ---------------------------------------------------------------
10.2            Amendment  No. 6 to Lease,  dated as of April 22, 2002, by and between  DSL.net,  Inc.  and  Long  Wharf  Drive,  LLC  (filed herewith).
--------------- ---------------------------------------------------------------
11.01           Statement  of  Computation  of Basic and  Diluted Net Loss Per
                Share (filed herewith).
--------------- ---------------------------------------------------------------

(b) Reports on Form 8-K.

    None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DSL.NET, INC.

                                              By:/s/   Robert J. DeSantis
                                                -----------------------------
                                                   Robert J. DeSantis
                                                   Chief Financial Officer


Date:   August 13, 2002

                                  EXHIBIT INDEX

--------------- ---------------------------------------------------------------
Exhibit No.     Exhibit
--------------- ---------------------------------------------------------------
3.01            Amended and Restated  Certificate of Incorporation of DSL.net,
                as amended  (incorporated  by  reference to Exhibit 4.01 filed with our Form S-8 dated as of June 6, 2002 (No. 333-89886)).
--------------- ---------------------------------------------------------------
3.02            Amended  and   Restated   By-Laws  of   DSL.net,   as  amended
                (incorporated  by  reference  to  Exhibit  4.02 filed with our
                Form S-8 dated as of June 6, 2002 (No. 333-89886)).
--------------- ---------------------------------------------------------------
4.01            Description of capital stock  (contained in the Certificate of
                Incorporation  incorporated by reference to Exhibit 4.01 filed with our Form S-8 on June 6, 2002 (No. 333-89886)).
--------------- ---------------------------------------------------------------
10.1            Amended and  Restated  2001 Stock  Option and  Incentive  Plan
                (incorporated  by  reference  to  Exhibit  4.03 filed with our
                Form S-8 on June 6, 2002 (No. 333-89886)).
--------------- ---------------------------------------------------------------
10.2            Amendment  No. 6 to Lease,  dated as of April 22, 2002, by and between  DSL.net,  Inc.  and  Long  Wharf  Drive,  LLC  (filed herewith).
--------------- ---------------------------------------------------------------
11.01           Statement  of  Computation  of Basic and  Diluted Net Loss Per
                Share (filed herewith).
--------------- ---------------------------------------------------------------