Form 10-Q
period 2002-09-30
DSL NET INC
filed 2002-11-14
CIK 1085866

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 2002

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

                                Yes [X]   No [_]

     As of October 24, 2002 the registrant had 64,929,899 shares of Common Stock outstanding.
================================================================================

                                  DSL.net, Inc.

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

                         Part I - Financial Information


Item 1.    Consolidated Financial Statements .................................3

             Consolidated Balance Sheets (unaudited) at December 31, 2001 and September 30, 2002.......................................3

             Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2001 and 2002............4

             Consolidated Statements of Cash Flows (unaudited) for the
                 nine months ended September 30, 2001 and 2002................5

             Notes to Consolidated Financial Statements.......................6

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................17

Item 3.    Quantitative and Qualitative Disclosures about Market Risk........29

Item 4.    Controls and Procedures...........................................29

                           Part II - Other Information

Item 4.    Submission of Matters to a Vote of Security Holders...............29

Item 6.    Exhibits and Reports on Form 8-K..................................30

Signature....................................................................31

Certifications...............................................................31

Exhibit Index................................................................33

                         Part I - Financial Information

Item 1. Consolidated Financial Statements

                                  DSL.net, Inc.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)
                                   (unaudited)

ASSETS                                                                                               December 31,     September 30,
                                                                                                         2001              2002
                                                                                                      ---------         ---------
Current assets:
Cash and cash equivalents                                                                             $  19,285         $  16,126
Restricted cash                                                                                             346               282
Accounts receivable (net of allowances of $3,844 and $998 at
  December 31, 2001 and September 30, 2002, respectively)                                                 5,856             4,732
Deferred costs                                                                                            1,131               812
Prepaid expenses and other current assets                                                                 2,235             1,947
                                                                                                      ---------         ---------
Total current assets                                                                                     28,853            23,899

Fixed assets, net                                                                                        36,861            26,305
Goodwill and other intangible assets                                                                     14,741            11,923
Other assets                                                                                                569               914
                                                                                                      ---------         ---------
Total assets                                                                                          $  81,024         $  63,041
                                                                                                      =========         =========
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                                                      $   4,327         $   4,060
Accrued salaries                                                                                            907               866
Accrued liabilities                                                                                       9,636             5,761
Deferred revenue                                                                                          3,966             3,736
Current portion of capital leases payable                                                                 2,902             2,710
Current portion of bridge loan payable                                                                    3,531              --
                                                                                                      ---------         ---------
Total current liabilities                                                                                25,269            17,133
Capital leases payable                                                                                    4,560             2,538
                                                                                                      ---------         ---------
Total liabilities                                                                                        29,829            19,671
                                                                                                      ---------         ---------
Commitments and contingencies (Note 8)

Preferred stock, 20,000,000 preferred shares authorized:

  20,000 shares designated as Series X, mandatorily redeemable convertible preferred stock,
  $.001 par value, 10,000 and 20,000 shares ($10,115 and $21,715 liquidation preference) issued
  and outstanding as of December 31, 2001 and September 30, 2002, respectively                              436             6,467

  15,000 shares designated as Series Y, mandatorily redeemable convertible preferred stock,
  $.001 par value, 6,469 and 15,000 shares ($6,475 and $15,930 liquidation preference) issued
  and outstanding as of December 31, 2001 and September 30, 2002, respectively                               34             3,594

Stockholders' equity:

Common stock, $.0005 par value; 200,000,000 and 400,000,000 shares authorized;
  64,851,462 and 64,929,899 shares issued and outstanding as of December 31, 2001
  and September 30, 2002, respectively                                                                       32                32
Additional paid-in capital                                                                              300,757           309,708
Deferred compensation                                                                                    (1,667)             (728)
Accumulated deficit                                                                                    (248,397)         (275,703)
                                                                                                      ---------         ---------
Total stockholders' equity                                                                               50,725            33,309
                                                                                                      ---------         ---------
Total liabilities, mandatorily redeemable convertible preferred stock and stockholders' equity        $  81,024         $  63,041
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

                                  DSL.net, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                  Three Months Ended                 Nine Months Ended
                                                                    September 30,                       September 30,
                                                           ------------------------------      ------------------------------
                                                               2001              2002              2001              2002
                                                           ------------      ------------      ------------      ------------
Revenue                                                    $     11,724      $     11,262      $     30,894      $     34,239
                                                           ------------      ------------      ------------      ------------

Operating expenses:
Network  (excluding $7, $7, $22 and $22                          12,628             8,179            36,347            25,516
  of stock compensation, respectively)
Operations  (excluding $30, $12, $149 and $41
  of stock compensation, respectively)                            6,526             1,865            43,719             5,712
General and administrative  (excluding $111, $58, $339
  and $226 of stock compensation, respectively)                   5,279             2,305            21,108             9,081
Sales and marketing (excluding $221, $218, $656 and
  $648 of stock compensation, respectively)                       2,467             1,870            11,505             4,644
Stock compensation                                                  369               295             1,166               937
Depreciation and amortization                                     6,353             5,138            22,370            15,526
                                                           ------------      ------------      ------------      ------------
Total operating expenses                                         33,622            19,652           136,215            61,416
                                                           ------------      ------------      ------------      ------------

Operating loss                                                  (21,898)           (8,390)         (105,321)          (27,177)

Interest income (expense), net                                       18               (70)              648              (306)
Other (expense) income, net                                         (32)                2               (34)              177
                                                           ------------      ------------      ------------      ------------
Net loss                                                   $    (21,912)     $     (8,458)     $   (104,707)     $    (27,306)
                                                           ============      ============      ============      ============


Net loss applicable to common stockholders:
  Net loss                                                 $    (21,912)     $     (8,458)     $   (104,707)     $    (27,306)
  Dividends on preferred stock                                     --              (1,050)             --              (2,523)
  Accretion of preferred stock, net of issuance costs              --              (3,011)             --              (7,068)
                                                           ------------      ------------      ------------      ------------
    Net loss applicable to common stockholders             $    (21,912)     $    (12,519)     $   (104,707)     $    (36,897)
                                                           ============      ============      ============      ============

Net loss per share, basic and diluted                      $      (0.34)     $      (0.19)     $      (1.64)     $      (0.57)
                                                           ============      ============      ============      ============

Shares used in computing net loss per share,
  basic and diluted                                          64,136,948        64,887,681        63,755,377        64,833,595
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

                                  DSL.net, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                           Nine Months Ended
                                                                             September 30,
                                                                      ---------------------------
                                                                         2001              2002
                                                                      ---------         ---------
Cash flows from operating activities:
Net loss                                                              $(104,707)        $ (27,306)
Reconciliation of net loss to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                                        22,370            15,526
    Amortization of deferred debt issuance costs                             77                 9
    Stock compensation expense                                            1,166               937
    Restructuring charges and write-down of fixed assets                 29,781              --
    Impairment charges for write-down of goodwill                         3,955              --
    Loss on sale/write-off of fixed assets                                  286               356
    Decrease / (increase) in other assets                                 1,234              (345)
    Net changes in current assets and liabilities:
      (Increase) / decrease in accounts receivable, net                  (1,782)            1,149
      Decrease in prepaid and other current assets                          819               608
      (Decrease) in accounts payable                                     (8,309)             (266)
      (Decrease) in accrued salaries                                       (652)              (41)
      Increase / (decrease) in accrued liabilities                          586            (3,972)
      Increase / (decrease) in deferred revenue                           1,625              (274)
                                                                      ---------         ---------
Net cash (used in) operating activities                                 (53,551)          (13,619)
                                                                      ---------         ---------
Cash flows provided by (used in) investing activities:
  Purchases of property and equipment                                    (4,573)           (1,328)
  Proceeds from sales of property and equipment                             144                85
  Acquisitions of businesses and customer lines                          (1,797)           (1,150)
  Decrease in restricted cash                                             3,730                63
                                                                      ---------         ---------
Net cash (used in) investing activities                                  (2,496)           (2,330)
                                                                      ---------         ---------
Cash flows provided by (used in) financing activities:
  Proceeds from issuance of common stock for stock option
    exercises and employee stock purchase plan                               46                14
  Proceeds from preferred stock issuance, net                              --              15,000
  Principal payments under notes and capital lease obligations           (5,971)           (2,224)
                                                                      ---------         ---------
Net cash (used in) provided by financing activities                      (5,925)           12,790
                                                                      ---------         ---------
Net (decrease) in cash and cash equivalents                             (61,972)           (3,159)
Cash and cash equivalents at beginning of period                         72,324            19,285
                                                                      ---------         ---------
Cash and cash equivalents at end of period                            $  10,352         $  16,126
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

                                  DSL.net, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.    Summary of Significant Accounting Policies

A.    Basis of Presentation

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates. Certain prior period amounts have been reclassified to conform to the 2002 presentation. The consolidated financial statements ("financial statements") at September 30, 2002 and for the three and nine months ended September 30, 2001 and 2002 are unaudited, but in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position and operating results. Operating results for the three months and nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for any future periods.

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

      The accompanying unaudited interim financial statements have been prepared with the assumption that users of the interim financial information have either read or have access to the Company's financial statements for the year ended December 31, 2001. Accordingly, footnote disclosures that would substantially duplicate the disclosures contained in the Company's December 31, 2001 audited financial statements have been omitted from these unaudited interim financial statements. These financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions, rules and regulations. While management believes the disclosures presented are adequate to make these financial statements not misleading, these financial statements should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and the Company's unaudited financial statements and related notes included in the Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 2002 and June 30, 2002, all of which have been filed with the SEC.

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

C.    Earnings (Loss) Per Share

      Basic earnings (loss) per share is computed by dividing income or loss applicable to common shareholders by the weighted average number of shares of the Company's common stock outstanding during the period, after giving consideration to shares subject to repurchase.

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

2.    Liquidity

      As reflected in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company incurred operating losses of approximately $115,895,000 and negative operating cash flows of approximately $62,990,000 during the year ended December 31, 2001. During the nine months ended September 30, 2002, the Company incurred operating losses of approximately $27,177,000 and negative operating cash flows of approximately $13,619,000. These operating losses and negative operating cash flows have been financed primarily by proceeds from equity issuances. The Company had accumulated deficits of approximately $248,397,000 at December 31, 2001 and approximately $275,703,000 at September 30, 2002.

The Company expects its operating losses, net operating cash outflows and capital expenditures to continue during the remainder of 2002 and through 2003. The Company completed rounds of private equity and bridge loan financings totaling approximately $35 million as follows: approximately $20 million in the fourth quarter of 2001, $10 million in March 2002, and $8.5 million in May 2002 (which, after cancellation of the bridge loans, yielded net proceeds of approximately $5 million) (Note 10). The Company believes that its existing cash and cash equivalents, and cash expected to be generated from operations will be sufficient to fund its operating losses, capital expenditures, lease payments and working capital requirements through the end of 2003, based on its current business plans and projections. The Company intends to use these cash resources to finance its capital expenditures and for working capital and other general corporate purposes. The Company may also use a portion of these cash resources to acquire complementary businesses, customers and other assets, including the proposed acquisition of network assets and associated subscriber lines from Network Access Solutions Corporation and certain of its affiliates ("NAS") (Note
14). However, the Company may need to obtain additional financing in order to complete certain acquisitions or operate its business after certain acquisitions. If additional financing is necessary, it may be raised through some combination of borrowings (including borrowings under the proposed bank credit facility described in Note 14), leasing, or the sale of equity or debt securities. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including market acceptance of the Company's services, revenue growth, cash generated from operations, improvements in operating productivity, the availability of additional debt or equity financing, the extent and timing of entry into new markets, and availability and prices paid for acquisitions. Failure to generate sufficient revenue, contain certain discretionary spending or achieve certain other business plan objectives could have a material adverse effect on the Company's results of operations and financial position, or cause the Company to pursue additional financing or strategic alternatives, or to dispose of or discontinue some or a significant portion of its operations.

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

                                  DSL.net, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

      The Company's remaining unamortized deferred compensation balance of approximately $728,000 at September 30, 2002, relating to stock options and restricted stock held by employees and directors, is being amortized over the respective remaining vesting periods.

4.    Restructuring

      In December 2000, the Company initiated a new business plan strategy designed to conserve its capital, reduce its losses and extend its cash resources. This strategy included the following actions: 1) further network expansion was curtailed; 2) network connections to certain central offices were suspended; 3) certain facilities were vacated and consolidated; 4) operating expenses were reduced; and 5) headcount was reduced by approximately 140 employees. These actions resulted in a restructuring charge of approximately $3,542,000 in December 2000.

      In March 2001, the Company re-evaluated its restructuring reserve related to the corporate restructuring announced in December 2000 and recorded an increase in the reserve of approximately $831,000, which was primarily related to delays in subleasing its vacated facilities and additional costs pertaining to its suspended central offices. Of that amount, approximately $440,000 was included in network expenses and operations expenses and approximately $391,000 was included in general and administrative expenses.

      In June 2001, due to the lack of liquidity in the financial markets, the Company further re-evaluated its business plans and determined that additional actions were necessary to further reduce its losses, further extend its cash resources and reduce its total funding requirements. These actions included: 1) further reductions in operating expenses; 2) closure of approximately 100 non-active and 250 active central offices; and 3) an additional reduction-in-force of approximately 90 employees. These actions resulted in additional restructuring charges approximating $32,503,000, which included $3,155,000 for impairments of goodwill relating to the Company's acquisitions of Tycho Networks, Inc. and certain assets of Trusted Net Media Holdings, LLC. The goodwill impairment analysis was accomplished by comparing the carrying value of the assets with the expected future net cash flows generated over the remaining useful life of the assets. Since the carrying value was more than the expected future net cash flows, the goodwill was reduced to the net present value of the expected future net cash flows. Of the approximately $32,503,000 in additional restructuring charges, approximately $27,561,000 was included in network expenses and operations expenses; approximately $35,000 was included in sales and marketing expenses and approximately $4,907,000 was included in general and administrative expenses.

      In September 2001, due to the lack of liquidity in the financial markets, the Company again further re-evaluated its business plans and determined that additional actions were necessary to further reduce its losses, further extend its cash resources and reduce its total funding requirements. These actions included: 1) closure of the Tycho and Trusted Net facilities in Santa Cruz, California and Atlanta, Georgia, respectively, and 2) the decision not to install equipment in 100 new central offices. These actions resulted in additional restructuring charges approximating $4,748,000, which included approximately $800,000 for impairments of goodwill relating to the Company's acquisitions of Tycho Networks, Inc. and certain assets of Trusted Net Media Holdings, LLC. The goodwill impairment analysis was accomplished by comparing the carrying value of the assets with the expected future net cash flows generated over the remaining useful life of the assets. As a result of this analysis, expected future net cash flows were determined to be insignificant and, as the carrying value was more than these expected future net cash flows, the balance of goodwill was written off. Of the approximately $4,748,000 in additional restructuring charges, approximately $3,572,000 was included in network expenses and operations expenses and approximately $1,176,000 was included in general and administrative expenses.

      The Company's restructuring reserve balance at September 30, 2002, of approximately $950,000, which related to various restructuring charges recorded in 2000 and 2001, was included in the Company's accrued liabilities and represented approximately $635,000 for anticipated costs pertaining to its vacated facilities and approximately $315,000 for anticipated costs pertaining to its closed central offices.

                                  DSL.net, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

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

      During the quarter ended March 31, 2002, the Company entered into an Asset Purchase Agreement, dated as of January 1, 2002 (the "Broadslate Asset Purchase Agreement"), with Broadslate Networks, Inc. ("Broadslate") for the purchase of business broadband customer accounts and certain other assets, including certain accounts receivable related to the customer accounts, for $800,000, subject to certain adjustments. The Broadslate Asset Purchase Agreement provided for an initial cash payment of $650,000, with $150,000 retained by the Company (the "Holdback Amount"), to be paid to Broadslate after a transition period, subject to certain adjustments, as provided for in the Broadslate Asset Purchase Agreement. On March 26, 2002, the Company gave notice to Broadslate of its intent to pursue an indemnity claim against the Holdback Amount for the full amount in accordance with the provisions of the Broadslate Asset Purchase Agreement. The claim and final settlement amount of $150,000 was applied to the Holdback Amount as follows: (i) approximately $50,000 pertained to the Company's request for reimbursement of a ratable portion of the purchase price paid for certain customer lines which were not available for migration to the Company's network, and (ii) approximately $100,000 was for amounts due to the Company from revenue collected by Broadslate, net of related costs, during the customer transition period as provided for in the Broadslate Asset Purchase Agreement. The Broadslate customer line acquisitions were accounted for under the purchase method of accounting and, accordingly, the adjusted purchase price of approximately $750,000 was allocated to the assets acquired based on their estimated fair values at the date of acquisition as follows: approximately $28,000 to net accounts receivable acquired and approximately $722,000 to approximately 522 customer lines acquired, which amount is being amortized on a straight-line basis over two years from the date of purchase.

      During the quarter ended September 30, 2002, the Company entered into an Asset Purchase Agreement dated as of July 30, 2002 (the "Abacus Asset Purchase Agreement") with Abacus America, Inc. ("Abacus") for the purchase of broadband customer lines. The Abacus Asset Purchase Agreement provided for a cash payment for each successfully migrated broadband customer line, up to a maximum payment of approximately $844,000 and required a purchase price deposit of approximately $211,000. Ultimately, the Company was able to migrate and acquire 1,066 lines for a purchase price of approximately $543,000. The Abacus customer line acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the customer lines acquired based on their estimated fair values at the date of acquisition. This amount is being amortized on a straight-line basis over two years from the date of purchase.

                                  DSL.net, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)


The following table sets forth the unaudited pro forma consolidated financial information of the Company, giving effect to the acquisition of end users under the Covad Safety Net program and the acquisition of Zyan customers, Broadslate customers, and Abacus customers, as if the transactions occurred at the beginning of the periods presented.

                                                                        (in thousands, except share
                                                                           and per share amounts)
                                                                                  Pro Forma
                                                                       Nine Months Ended September 30,
                                                                      ---------------------------------
                                                                          2001                 2002
                                                                      ------------         ------------
         Pro forma revenue                                            $     37,701         $     35,284
         Pro forma operating loss                                     $   (101,787)        $    (26,501)
         Pro forma net loss                                           $   (102,310)        $    (26,788)
         Pro forma net loss applicable to common stockholders         $   (102,310)        $    (36,379)
         Pro forma net loss per share, basic and diluted              $      (1.60)        $      (0.56)

         Shares used in computing pro forma net loss per share          63,755,377           64,833,595

      The pro forma results are not necessarily indicative of the actual results of operations that would have been obtained had the acquisitions taken place at the beginning of the respective periods or the results that may occur in the future.

      The revenue attributable to customer lines acquired during the period was approximately $3,336,000 and $1,392,000 for the nine months ended September 30, 2001 and 2002, respectively.

6.    Goodwill and Other Intangible Assets

      In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", which became effective January 1, 2002, the Company has ceased to amortize approximately $8,482,000 of goodwill. The Company recorded approximately $2,484,000 of amortization during 2001 relating to this goodwill, and would have recorded an equal amount in 2002. In lieu of amortization, the Company made an initial impairment review of its goodwill during the first quarter of 2002, and will perform annual impairment reviews thereafter, unless a change in circumstances requires a review in the interim. The Company did not record any goodwill impairment adjustments resulting from its initial impairment review. The following shows the pro forma results had SFAS 142 been implemented as of January 1, 2001:

                                  DSL.net, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

                                                                            (dollars in thousands,
                                                                          except per share amounts)
                                                                             Three Months Ended
                                                                                September 30,
                                                                      ---------------------------------
                                                                          2001                 2002
                                                                      ------------         ------------
   Net loss applicable to common stockholders - as reported           $    (21,912)        $    (12,519)
   Add back amortization of goodwill                                           621                 --
                                                                      ------------         ------------
          Pro forma net loss applicable to common stockholders        $    (21,291)        $    (12,519)
                                                                      ============         ============
   Net loss per share, basic and diluted - as reported                $      (0.34)        $      (0.19)
   Add back amortization of goodwill                                          0.01                  --
                                                                      ------------         ------------
          Pro forma net loss per share, basic and diluted             $      (0.33)        $      (0.19)
                                                                      ============         ============


                                                                           (dollars in thousands,
                                                                          except per share amounts)
                                                                             Nine Months Ended
                                                                                September 30,
                                                                      ---------------------------------
                                                                          2001                 2002
                                                                      ------------         ------------
   Net loss applicable to common stockholders - as reported           $   (104,707)        $    (36,897)
   Add back amortization of goodwill                                         1,863                 --
                                                                      ------------         ------------
          Pro forma net loss applicable to common stockholders        $   (102,844)        $    (36,897)
                                                                      ============         ============
   Net loss per share, basic and diluted - as reported                $      (1.64)        $      (0.57)
   Add back amortization of goodwill                                          0.03                 --
                                                                      ------------         ------------
          Pro forma net loss per share, basic and diluted             $      (1.61)        $      (0.57)
                                                                      ============         ============

      Amortization expense of other intangible assets for the three and nine months ended September 30, 2001 was approximately $1,245,000 and $4,174,000, respectively. Amortization expense of other intangible assets for the three and nine months ended September 30, 2002, was approximately $1,388,000 and $4,082,000, respectively.

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

                                  DSL.net, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

December 2001. However, there can be no assurance that Covad or other wholesale providers will be successful in managing their operations and business plans.

      The Company transmits data across its network via transmission facilities that are leased from certain carriers, including AT&T and MCI WorldCom Communications, Inc. ("WorldCom"). The failure of any of the Company's data transport carriers to provide acceptable service on acceptable terms could have a material adverse effect on the Company's operations. WorldCom, has filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. While WorldCom has announced that it expects to continue with its current operations without adverse impact on its customers, it may not be able to do so. The Company believes that it could transition the data transport services currently supplied by WorldCom to alternative suppliers in thirty to sixty days, should WorldCom announce discontinuance of such services. However, if WorldCom was to discontinue such services without providing sufficient advance notice (at least sixty days), the Company might not be able to transition such services in a timely manner, which could disrupt service provided by the Company to certain of its customers. This could result in the loss of revenue, loss of customers, claims brought against the Company by its customers, or could otherwise have a material adverse effect on the Company. Even if WorldCom was to provide adequate notice of any such discontinuation of service, there can be no assurance that the Company would be able to transition such service without a material adverse impact on the Company or its customers, if at all.

      In January 2002, the Company negotiated an amendment to its long-term purchase commitment with AT&T for data transport services. The amendment reduced the Company's minimum purchase commitment to $1,100,000 for the contract year ending in November 2002 and $987,000 for the contract period ending in October 2003. The Company also has a commitment to purchase $17,600 per month of certain additional network capacity from AT&T throughout the commitment period.

      In February 2002, the Company negotiated a termination of its obligations under its lease for vacated office space located in Milford, Connecticut. The Company had recorded anticipated losses related to these vacated premises as part of its restructuring charges during the year ended December 31, 2001. Consequently, no additional costs related to this lease will be incurred during the year ended December 31, 2002.

      In September 2002, the Company reached agreement on the principal provisions of an amendment to its contract with WorldCom for data transport services, which contract amendment was finalized in October 2002. The contract amendment: (i) provides for certain price reductions, (ii) reduces the Company's minimum purchase commitment from $4,800,000 per contract year to $1,800,000 per contract year for contract years beginning on and after June 1, 2002, and (iii) allows the Company to include certain additional services toward meeting the minimum purchase commitment (which were previously excluded) on a retroactive and prospective basis. The WorldCom contract ends in November 2004.

9.    Network Expenses

      The following significant non-recurring transactions were recorded in network expenses during the third quarter of 2002:

      Due to certain approved local regulatory changes, one of the Company's suppliers was authorized to back-bill for various recurring and non-recurring charges related to the Company's facilities located in the supplier's central offices. As a result, during the third quarter of 2002, the Company paid approximately $432,000 in such back-billed charges, which resulted in a corresponding increase in network expenses for the three and nine months ended September 30, 2002.

      As a result of negotiating an amendment to its contract with WorldCom for data transport services (Note 8), the Company reversed an accrued liability of approximately $536,000 pertaining to the minimum purchase commitment for the contract year ended May 31, 2002, which resulted in a corresponding reduction in network expenses for the three and nine months ended September 30, 2002.

                                  DSL.net, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

10.   Mandatorily Redeemable Convertible Preferred Stock

      As more fully described in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which was filed with the SEC, the Company entered into a Series X Preferred Stock Purchase Agreement (the "Series X Purchase Agreement") with VantagePoint on November 14, 2001, relating to the sale and purchase of up to an aggregate of 20,000 shares of Series X Preferred Stock at a purchase price of $1,000 per share. On December 24, 2001, the Company entered into a Series Y Preferred Stock Purchase Agreement (the "Series Y Purchase Agreement") with the Series Y Investors relating to the sale and purchase of up to an aggregate of 15,000 shares of Series Y Preferred Stock at a purchase price of $1,000 per share.

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

      The Series X and Series Y Preferred Stock activity during the nine months ended September 30, 2002 is summarized as follows:

                                                                        (dollars in thousands)
                                                                               Mandatorily
                                                                 Redeemable Convertible Preferred Stock
                                                           -------------------------------------------------
                                                                  Series X                   Series Y
                                                           ----------------------      ---------------------
                                                            Shares        Amount        Shares       Amount
                                                           --------      --------      --------     --------
Balance December 31, 2001                                    10,000      $    436         6,469     $     34

Issuance of shares                                           10,000        10,000         8,531        8,531

Discount on Series X and Y Preferred Stock resulting
  from a beneficial conversion feature                                    (10,000)                    (8,531)

Accrued dividends on Series X and Y Preferred Stock                         1,600                        923

Accretion of beneficial conversion feature of Series X
  and Y Preferred Stock                                                     4,431                      2,637
                                                           --------      --------      --------     --------
Balance September 30, 2002                                   20,000      $  6,467        15,000     $  3,594
                                                           ========      ========      ========     ========

                                  DSL.net, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

11.   Related Party Transactions

      In January 2002, the Company entered into an Asset Purchase Agreement with Broadslate for the purchase of business broadband customer accounts and certain other assets, including accounts receivables related to the acquired customer accounts, for an adjusted purchase price of approximately $750,000 (Note 5). Certain of the Company's stockholders, including investment funds affiliated with Columbia Capital, in the aggregate owned in excess of 10% of the capital stock of Broadslate. An affiliate of Columbia Capital and a member of our Board of Directors was a director of Broadslate until February 2002.

      In accordance with the Series X Purchase Agreement, a group of private investment funds affiliated with VantagePoint Venture Partners ("VantagePoint") purchased an additional 10,000 shares of the Company's mandatorily redeemable convertible Series X Preferred Stock ("the Series X Preferred Stock") in a closing that occurred on March 1, 2002 (Note 10). Prior to the sale of the additional 10,000 shares of Series X Preferred Stock, VantagePoint beneficially owned approximately 21,956,063 shares, or approximately 34%, of the Company's total outstanding common stock and 10,000 shares of Series X Preferred Stock. The 20,000 shares of Series X Preferred Stock owned by VantagePoint are convertible into approximately 111,111,111 shares of common stock. As a result, VantagePoint beneficially owns the equivalent of 133,067,174 shares of common stock. Two affiliates of VantagePoint are members of the Company's Board of Directors.

      In accordance with the Series Y Purchase Agreement (Note 10), in December 2001, the Company sold to Columbia Capital Equity Partners III, L.P., Columbia Capital Equity Partners II, L.P., The Lafayette Investment Fund, L.P., Charles River Partnership X, a Limited Partnership and N.I.G. Broadslate (collectively with their assigns, the "Series Y Investors") 6,469 shares of its Series Y Preferred Stock for an aggregate purchase price of $6,469,000. In addition, during December 2001, the Company issued the Promissory Notes (Note 7) to the Series Y Investors in the aggregate principal amount of $3,531,000 in exchange for proceeds of $3,531,000. In May 2002, the Company sold to the Series Y Investors 8,531 shares of Series Y Preferred Stock for total proceeds of $8,531,000, which resulted in net proceeds of approximately $5,000,000, after the cancellation of the Promissory Notes issued to the Series Y Investors in December 2001. An affiliate of the Columbia Capital entities is a member of the Company's Board of Directors.


12.   Research and Development Expenditure Credits

      In March 2002, the Company filed an application with the Connecticut Department of Revenue Services for research and development expenditure credits for the 1999 and 2000 calendar years. The credits were approved as a reduction against the Connecticut corporation business tax. With regard to credits approved for the 2000 calendar year, the Company was entitled to elect a cash refund at 65 percent of the approved credit. The Company elected to receive the 2000 calendar year credit as a cash refund of approximately $1,301,000. The 1999 calendar year credit of approximately $671,000 is available as a carry forward to offset future State of Connecticut corporation business taxes. In July of 2002, the Company received the first installment of the cash refund pertaining to the 2000 calendar year of approximately $1,000,000, with the $301,000 balance payable in two equal installments in July 2003 and 2004. Upon receipt of the research and development credits, the Company was obligated to pay approximately $402,000 to a non-audit service provider as a result of a contingent fee arrangement for professional services in connection with obtaining such credits. For the three and nine months ended September 30, 2002, the Company has recorded the $1,000,000 refund as a reduction in its state corporate franchise tax expenses which are included in general and administrative expenses and the $402,000 related professional services fee has also been included in general and administrative expenses.

                                  DSL.net, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

13.   Recently Issued Accounting Pronouncements

      In July 2001, Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. With the implementation of SFAS No. 142, the Company has discontinued amortizing approximately $8,482,000 of goodwill associated with acquired businesses. The Company recorded approximately $2,484,000 of amortization related to this goodwill in 2001 and would have recorded an equal amount in 2002.

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

      In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" was issued. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of" and supercedes and amends certain other accounting pronouncements. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues associated with SFAS No. 121. Among other things, SFAS No. 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 has not had a material impact on the Company's financial position and results of operations.

      In June 2002, SFAS No. 146, "Accounting for Exit or Disposal Activities" was issued. SFAS No. 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. The provisions of the statement will be effective for disposal activities initiated after December 31, 2002. The Company is currently evaluating the financial impact of adoption of SFAS No. 146.


14.   Subsequent Events

      On October 16, 2002, the Company entered into an Asset Purchase Agreement (the "NAS Asset Purchase Agreement") with NAS and Adelman Lavine Gold and Levin, a Professional Corporation, as deposit escrow agent, pursuant to which the Company agreed to acquire network assets and associated subscriber lines of NAS for $7,000,000 in cash (subject to adjustment as specified in the NAS Asset Purchase Agreement) and the assumption of certain liabilities in an aggregate principal amount of no more than $10,000,000. As NAS filed a voluntary petition for Chapter 11 reorganization in June 2002, the NAS Asset Purchase Agreement is subject to the approval of the U.S. Bankruptcy Court of Delaware. If the transaction is approved by the Bankruptcy Court and other closing conditions are satisfied, the Company expects that this transaction will be completed during the fourth quarter of 2002.

                                  DSL.net, Inc.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

      The Company has obtained a commitment letter from a commercial bank providing for a revolving line of credit of up to $15,000,000 for a two-year period following the closing of the credit facility. Borrowings under the credit facility will bear an interest rate equal to the bank's prime rate equivalent. All amounts outstanding under the credit facility on the second anniversary of the closing of the credit facility will be repaid in twelve equal quarterly installments. The bank's commitment is subject to final loan documentation. The Company's ability to borrow amounts available under the credit facility will be subject to the bank's receipt of a like amount of guarantees from certain of the Company's investors and/or other guarantors acceptable to the bank. Until the closing of the credit facility, there can be no assurance that the credit facility will be made available to the Company pursuant to the terms set forth in the bank's commitment letter, if at all.

      The Company entered into a Guarantee Agreement, dated as of October 8, 2002, with VantagePoint, one of the company's affiliates, whereby VantagePoint agreed, subject to the completion of the acquisition of the NAS assets on the terms set forth in the NAS Asset Purchase Agreement, the execution of final loan documentation in accordance with the terms of the bank commitment letter and the execution of final guarantee documentation, to provide an initial guarantee with respect to the bank credit facility in an amount up to $5,000,000, and an additional guarantee of up to $2,000,000 at the sole election of VantagePoint. This guarantee will be secured by a lien on substantially all of the Company's assets. Without the consent of VantagePoint, the Company will not be permitted to make an initial draw-down on the bank credit facility until the Company's unrestricted cash balance is less than $5,000,000. In connection with the VantagePoint guarantee, the Company will issue VantagePoint a warrant to purchase shares of the Company's common stock equal to the sum of (i) 2,950,000 and (ii) the difference between (a) 10,000,000 and (b) the aggregate number of shares allocated to other guarantors of the bank credit facility at the time of the closing of the credit facility. The warrant issued to VantagePoint will be exercisable, in whole or in part from time to time, for $0.50 per share for ten years. If the terms of the bank credit facility change from those set forth in the bank commitment letter or the acquisition of the NAS assets either is not completed or is completed on different terms than those set forth in the NAS Asset Purchase Agreement, there can be no assurance that VantagePoint will provide the guarantee under the terms set forth in the Guarantee Agreement, if at all. Prior to the execution of the Guarantee Agreement, VantagePoint beneficially owned 21,956,063 shares of the Company's common stock and 20,000 shares of the Company's mandatorily redeemable, convertible Series X Preferred Stock, convertible into 111,111,111 shares of the Company's common stock. Two affiliates of VantagePoint are members of the Company's Board of Directors.

      If VantagePoint provides the guarantee and warrants are issued to them as described above, the Company may be required to recognize a guarantee fee equal to the calculated value of the warrants as a non-cash expense.

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

      As reflected in our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2001, we incurred operating losses of approximately $115,895,000 and negative operating cash flows of approximately $62,990,000 during the year ended December 31, 2001. During the nine months ended September 30, 2002, we incurred operating losses of approximately $27,177,000 and negative operating cash flows of approximately $13,619,000. These operating losses and negative operating cash flows have been financed primarily by proceeds from equity issuances. We had accumulated deficits of approximately $248,397,000 at December 31, 2001 and $275,703,000 at September 30, 2002.

      We expect our operating losses, net operating cash outflows and capital expenditures to continue during the remainder of 2002 and through 2003. We completed rounds of private equity and bridge loan financings totaling approximately $35 million as follows: $20 million in the fourth quarter of 2001, $10 million in March 2002 and $8.5 million in May 2002 (which, after cancellation of the bridge loans, yielded net proceeds of approximately $5 million). We believe that our existing cash and short-term investments, and cash expected to be generated from operations will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements through the end of 2003, based on our current business plans and projections. We intend to use these cash resources to finance our capital expenditures and for working capital and other general corporate purposes. We may also use a portion of these cash resources to acquire complementary businesses, customers and other assets, including the proposed acquisition of network assets and associated subscriber lines from Network Asset Solutions Corporation and certain of its affiliates ("NAS"), discussed below. However, we may need to obtain additional financing in order to complete certain acquisitions or operate our business after certain acquisitions. If additional financing is necessary, it may be raised through some combination of borrowings (including borrowings under the proposed bank credit facility described below), leasing or the sale of debt or equity securities. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including market acceptance of our services, revenue growth, cash generated from operations, improvements in operating productivity, the availability of additional debt or equity financing, the extent and timing of entry into new markets, and availability and prices paid for acquisitions. Failure to generate sufficient revenue, contain certain discretionary spending or achieve certain other business plan objectives could have a material adverse effect on our results of operations and financial position, or cause us to pursue additional financing or strategic alternatives, or to dispose of or discontinue some or a significant portion of our operations.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RISKS

      Financial Reporting Release No. 60, which was released in December 2001 by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. We have identified the accounting principles critical to our business and results of operations. Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001, which has been filed with the SEC, includes a complete summary of the significant accounting policies and methods used in the preparation of our financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

      In addition, Financial Reporting Release No. 61, which was released in December 2001 by the SEC, requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

      Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. The markets for our services are characterized by intense competition, rapid technological development, regulatory and legislative changes, and frequent new product introductions, all of which could impact the future value of our assets and liabilities.

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

GOODWILL AND OTHER LONG-LIVED ASSETS

      We account for our long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF", which requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We generally sell our services directly to end users mainly consisting of small to medium sized businesses, as opposed to selling to Internet service providers who then resell such services. We believe that we do not have significant exposure or concentrations of credit risk with respect to any given customer. However, if the country or any region we service experiences an economic downturn, the financial condition of our customers could be adversely affected, which could result in their inability to make payments to us. This could require additional provisions for allowances. In addition, a negative impact on revenue related to those customers may occur.

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

      We have not generated any taxable income to date and, therefore, have not paid any federal income taxes since inception. Our state and federal net operating loss carryforwards begin to expire in 2004 and 2019, respectively. Use of our net operating loss carryforwards may be subject to significant annual limitations resulting from a change in control due to our sales of Series X and Series Y preferred stock. We are currently assessing the potential impact resulting from these transactions. We have provided a valuation allowance for the full amount of the net deferred tax asset since management has not determined that these future benefits will more likely than not be realized.

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

     Revenue for the three months ended September 30, 2002 decreased by 4% to approximately $11,262,000, from approximately $11,724,000 for the three months ended September 30, 2001. The decrease in revenue in the 2002 quarter was primarily due to a decrease in the average number of customer lines we serviced during the 2002 quarter as compared to the 2001 quarter. The lower number of customer lines serviced resulted from higher than normal customer disconnects which were attributable to a less favorable economic climate since the third quarter of 2001 and a concerted effort by the Company to aggressively collect past due balances from customers and disconnect customers that did not remit past due balances. In conjunction with this effort, during the third quarter of 2002, we eliminated inactive and discontinued accounts (which had been previously reserved for) and wrote-off approximately $4,168,000 of gross accounts receivable balances against our allowance for doubtful accounts. Revenue increased to approximately $34,239,000 for the nine months ended September 30, 2002, from approximately $30,894,000 for the nine months ended September 30, 2001. This increase was primarily due to an increase in the average number of customers subscribing for our services during the current nine-month period, primarily resulting from the cumulative impact of prior year acquisitions contributing revenue for a full nine months during 2002, and current year acquisitions. Revenue attributable to customer lines acquired during the period was approximately $454,000 and $1,962,000 for the three months ended September 30, 2002 and 2001, respectively. Revenue attributable to customer lines acquired during the period was approximately $1,392,000 and $3,336,000, for the nine months ended September 30, 2002 and 2001, respectively.

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

      Network expenses for the three months ended September 30, 2002 decreased 35% to approximately $8,179,000, compared to approximately $12,628,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, network expenses decreased 30% to approximately $25,516,000, from approximately $36,347,000 for the nine months ended September 30, 2001. These decreases for both periods were primarily attributable to decreased telecommunications expenses resulting from our restructuring and cost containment efforts during 2001.

      In addition, the following significant non-recurring transactions were recorded in network expenses during the third quarter of 2002:

      Due to certain approved local regulatory changes, one of our suppliers was authorized to back-bill us for various recurring and non-recurring charges related to our facilities located in the supplier's central offices. As a result, during the third quarter of 2002, we paid approximately $432,000 in such charges, which resulted in a corresponding charge to network expenses for the three and nine months ended September 30, 2002.

      In September 2002, we reached agreement on the principal provisions of an amendment to our contract with WorldCom for data transport services, which contract amendment was finalized in October 2002. The contract amendment: (i) provides for certain price reductions, (ii) reduces our minimum purchase commitment from $4,800,000 per contract year to $1,800,000 per contract year for contract years beginning on and after June 1, 2002, and (iii) allows us to include certain additional services toward meeting the minimum purchase commitment (which were previously excluded) on a retroactive and prospective basis. Accordingly, we reversed an accrued liability of approximately $536,000 pertaining to the minimum purchase commitment for the contract year ended May 31, 2002, which resulted in a corresponding reduction in network expenses for the three and nine months ended September 30, 2002. The WorldCom contract ends in November 2004.

      OPERATIONS EXPENSES. Our operations expenses (which were previously included under the heading "network and operations expenses") include costs related to customer care, customer provisioning, customer billing, customer technical assistance, purchasing, headquarters facilities operations, operating systems maintenance and support and other related overhead expenses.

      Operations expenses for the three months ended September 30, 2002 were approximately $1,865,000, compared to operations expenses for the three months ended September 30, 2001 of approximately $6,526,000. This 71% reduction was primarily due to decreases resulting from our restructuring and cost containment efforts during 2001 and included reductions in restructuring charges of approximately $3,573,000, salaries and benefits of approximately $737,000, equipment maintenance and support of approximately $118,000, and consulting and outsourcing services of approximately $253,000, partially offset by increases in miscellaneous other expenses of approximately $20,000. Operations expenses for the nine months ended September 30, 2002 were approximately $5,712,000, compared to operations expenses for the nine months ended September 30, 2001 of approximately $43,719,000. This 87% reduction was primarily due to decreases resulting from our restructuring and cost containment efforts during 2001 and included reductions in restructuring charges of approximately $31,565,000, salaries and benefits of approximately $3,701,000, equipment maintenance and support of approximately $952,000, consulting and outsourcing services of approximately $1,329,000, and miscellaneous other expenses of approximately $460,000.

      GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of costs relating to human resources, finance, executive, administrative services, recruiting, insurance, legal and auditing services, leased office facilities rent and bad debt expenses.

      General and administrative expenses were approximately $2,305,000 for the three months ended September 30, 2002, compared to general and administrative expenses for the three months ended September 30, 2001 of approximately $5,279,000. This 56% reduction was primarily due to decreases resulting from our restructuring and cost containment efforts during 2001 and included reductions in restructuring and impairment charges of approximately $1,176,000, salaries and benefits of approximately $460,000, sales, use, property and other taxes of approximately $1,396,000 (as further discussed below), bad debt expense of approximately $235,000 and other expenses of approximately $233,000. These reductions were partially offset by increased professional fees of approximately $434,000 (as further discussed below) and increased insurance costs of approximately $92,000. General and administrative expenses for the nine months ended September 30, 2002 were approximately $9,081,000 compared to general and administrative expenses for the nine months ended September 30, 2001 of approximately $21,108,000. This 57% reduction was primarily due to decreases resulting from our restructuring and cost containment efforts during 2001 and included reductions in restructuring and impairment charges of approximately $6,474,000, professional fees of approximately $1,107,000 (as further discussed below), salaries and benefits of approximately $1,933,000, sales, use, property and other taxes of approximately $1,908,000 (as further discussed below), bad debt expense of approximately $494,000, office facilities expense of approximately $254,000 and other expenses of approximately $313,000. These reductions were partially offset by increased insurance costs of approximately $456,000.

     In March 2002, we filed an application with the Connecticut Department of Revenue Services for research and development expenditure credits for the 1999 and 2000 calendar years. The credits were approved as a reduction against our corporation business tax. With regard to credits approved for the 2000 calendar year, we were entitled to elect a cash refund at 65 percent of the approved credit. We elected to receive the 2000 calendar year credit as a cash refund of approximately $1,301,000. The 1999 calendar year credit of approximately $671,000 is available as a carry forward to offset future State of Connecticut corporation business taxes. In July of 2002, we received the first installment of the cash refund pertaining to the 2000 calendar year of approximately $1,000,000, with the $301,000 balance payable in two equal installments in July 2003 and 2004. Upon receipt of the research and development credits, we were obligated to pay approximately $402,000 to a non-audit service provider as a result of a contingent fee arrangement for professional services in connection with obtaining such credits. For the three and nine months ended September 30, 2002, we have recorded the $1,000,000 refund as a reduction in its state corporate franchise tax expenses which are included in general and administrative expenses and the $402,000 related professional services fee has also been included in general and administrative expenses.

      SALES AND MARKETING. Our sales and marketing expenses consist primarily of expenses for sales and marketing personnel, the development of our brand name, promotional materials, direct mail advertising and sales commissions and incentives.

      Sales and marketing expenses for the three months ended September 30, 2002 were approximately $1,870,000, compared to sales and marketing expenses for the three months ended September 30, 2001 of approximately $2,467,000, representing a 24% decrease. The decrease in sales and marketing expenses was primarily attributable to decreased costs that resulted from our restructuring and cost containment efforts during 2001, including reductions in salaries and benefits of approximately $454,000 and professional and consulting services of approximately $366,000. These reductions were partially offset by increased advertising and direct mail marketing expenses of approximately $78,000 and increased other expenses of approximately $145,000. For the nine months ended September 30, 2002, sales and marketing expenses were approximately $4,644,000, compared to sales and marketing expenses for the nine months ended September 30, 2001 of approximately $11,505,000, representing a 60% decrease. The decrease in sales and marketing expenses was primarily due to decreased costs that resulted from our restructuring and cost containment efforts during 2001, including reductions in advertising and direct mail marketing expenses of approximately $2,633,000, salaries and benefits of approximately $2,384,000, professional and consulting services of approximately $1,699,000 and other expenses of approximately $145,000.

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

      Non-cash stock compensation expense was approximately $295,000 and $369,000 for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, non-cash stock compensation expense was approximately $937,000 and $1,166,000, respectively. These expenses consisted of charges and amortization related to stock options and restricted stock granted to our employees and directors. The unamortized balances as of December 31, 2001 and September 30, 2002 of approximately $1,667,000 and $728,000, respectively, are being amortized over the remaining vesting period of each grant and are expected to be fully amortized by June 30, 2003.

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

      Depreciation and amortization expenses were approximately $5,138,000 for the three months ended September 30, 2002, compared to depreciation and amortization expenses of approximately $6,353,000 for the three months ended September 30, 2001. This 19% decrease in depreciation and amortization expenses for the three months ended September 30, 2002 primarily resulted from restructuring write-offs of central office equipment and impairment write-offs of intangible assets taken during 2001. For the nine months ended September 30, 2002, depreciation and amortization expenses were approximately $15,526,000, compared to depreciation and amortization expenses of approximately $22,370,000 for the nine months ended September 30, 2001. This 31% decrease in depreciation and amortization expenses for the nine months ended September 30, 2002 primarily resulted from restructuring write-offs of central office equipment and impairment write-offs of intangible assets taken during 2001.

      Also, in accordance with SFAS No. 142 (see Recently Issued Accounting Pronouncements, discussed below), we discontinued amortization of goodwill beginning January 1, 2002, and completed an initial impairment review during the first quarter of 2002. We did not record any impairment adjustments resulting from this initial impairment review. Consequently, amortization expense related to our goodwill was approximately $621,000 higher for the three months ended September 30, 2001 than for the three months ended September 30, 2002. For the nine months ended September 30, 2001, amortization expense related to our goodwill was approximately $1,863,000 higher than for the nine months ended September 30, 2002.

      Depreciation expenses pertaining to assets related to network expenses and operations expenses were approximately $3,390,000 and $4,049,000 for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, depreciation expenses pertaining to assets related to network expenses and operations expenses were approximately $10,520,000 and $14,714,000, respectively. Depreciation and amortization expenses pertaining to assets related to general and administrative expenses were approximately $1,748,000 and $2,304,000 for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, depreciation and amortization expenses pertaining to assets related to general and administrative expenses were approximately $5,006,000 and $7,656,000, respectively.

      INTEREST EXPENSE (INCOME) NET. Net interest expense of approximately $70,000 for the three months ended September 30, 2002 included approximately $174,000 of interest expense, which was partially offset by approximately $104,000 of interest income. For the three months ended September 30, 2001, net interest income of approximately $18,000 included approximately $200,000 of interest income, which was partially offset by approximately $182,000 of interest expense. The decrease in interest income for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 was primarily due to lower cash and investment balances and lower interest rates in the more recent period. The decrease in interest expense for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 primarily related to lower capital lease obligations in the current period.

      Net interest expense of approximately $306,000 for the nine months ended September 30, 2002 included approximately $579,000 of interest expense, which was partially offset by approximately $273,000 of interest income. For the nine months ended September 30, 2001, net interest income of approximately $648,000 included approximately $1,635,000 of interest income, which was partially offset by approximately $987,000 of interest expense. The decrease in interest income for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 was primarily due to lower cash and investment balances and lower interest rates in the more recent period. The decrease in interest expense for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 primarily related to lower capital lease obligations in the more recent period.

      RESTRUCTURING CHARGES. In December 2000, we initiated a new business plan strategy designed to conserve capital, reduce our losses and extend our cash resources. This strategy included the following actions: 1) further network expansion was curtailed; 2) network connections to certain central offices were suspended; 3) certain facilities were vacated and consolidated; 4) operating expenses were reduced; and 5) headcount was reduced by approximately 140 employees. These actions resulted in restructuring charges of approximately $3,542,000 in December 2000.

      In March 2001, we re-evaluated our restructuring reserve related to the corporate restructuring announced in December 2000 and recorded an increase in the reserve of approximately $831,000, which was primarily related to delays in subleasing our vacated facilities and additional costs pertaining to suspended central offices. Of that amount, approximately $440,000 was included in network and operations expenses and approximately $391,000 was included in general and administrative expenses.

      In June 2001, due to the lack of liquidity in the financial markets, we further re-evaluated our business plans and determined that additional actions were necessary to further reduce our losses, further extend our cash resources and reduce our total funding requirements. These actions included: 1) further reductions in operating expenses; 2) closure of approximately 100 non-active and 250 active central offices; and 3) an additional reduction-in-force of approximately 90 employees. These actions resulted in additional restructuring and impairment charges approximating $32,503,000, which included $3,155,000 for impairments of goodwill relating to our acquisitions of Tycho Networks, Inc. and certain assets of Trusted Net Media Holdings, LLC. The goodwill impairment analysis was accomplished by comparing the carrying value of the assets with the expected future net cash flows generated over the remaining useful life of the assets. Since the carrying value was more than the expected future net cash flows, the goodwill was reduced to the net present value of the expected future net cash flows. Of the approximately $32,503,000 in additional restructuring charges, approximately $27,561,000 was included in network and operations expenses; approximately $35,000 was included in sales and marketing expenses and approximately $4,907,000 was included in general and administrative expenses.

      In September 2001, due to the lack of liquidity in the financial markets, we again further re-evaluated our business plans and determined that additional actions were necessary to further reduce our losses, further extend our cash resources and reduce our total funding requirements. These actions included: 1) closure of the Tycho and Trusted Net facilities in Santa Cruz, California and Atlanta, Georgia, respectively, and 2) our decision not to install equipment in 100 new central offices. These actions resulted in additional restructuring charges approximating $4,748,000, which included approximately $800,000 for impairments of goodwill relating to our acquisitions of Tycho Networks, Inc. and certain assets of Trusted Net Media Holdings, LLC. The goodwill impairment analysis was accomplished by comparing the carrying value of the assets with the expected future net cash flows generated over the remaining useful life of the assets. As a result of this analysis, expected future net cash flows were determined to be insignificant and, as the carrying value was more than these expected future net cash flows, the balance of goodwill was written off. Of the approximately

$4,748,000 in additional restructuring charges, approximately $3,572,000 was included in network and operations expenses and approximately $1,176,000 was included in general and administrative expenses.

      The restructuring reserve balance at September 30, 2002, of approximately $950,000, which related to various restructuring charges recorded in 2000 and 2001, is included in our accrued liabilities and represents approximately $635,000 for anticipated costs pertaining to our vacated facilities and approximately $315,000 for anticipated costs pertaining to our closed central offices.

      NET LOSS. Net loss was approximately $8,458,000 for the three months ended September 30, 2002, compared to net loss for the three months ended September 30, 2001 of approximately $21,912,000. For the nine months ended September 30, 2002, net loss was approximately $27,306,000, compared to net loss for the nine months ended September 30, 2001 of approximately $104,707,000.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our capital expenditures and operations primarily with the proceeds from the sale of stock and from borrowings, including equipment lease financings. As of September 30, 2002, we had cash, cash equivalents and restricted cash of approximately $16,408,000 and working capital of approximately $6,766,000.

      Net cash provided by financing activities for the nine months ended September 30, 2002, was approximately $12,790,000. This cash primarily resulted from the sale of our preferred stock. Net cash used by financing activities for the nine months ended September 30, 2001 of approximately $5,925,000 was mainly used for principal payments under the Company's then outstanding term loan and capital lease obligations. We have used, and intend to continue using, proceeds from our financings primarily to implement our business plan and for working capital and general corporate purposes. We have also used, and may in the future use, a portion of such proceeds to acquire complementary businesses, customers and other assets, including the proposed acquisition of network assets and associated subscriber lines from NAS discussed below.

      In March 1999, we entered into a 36-month lease facility to finance the purchase of up to an aggregate of $2,000,000 of equipment. Amounts financed under this lease facility bear an interest rate of 8% or 9%, depending on the type of equipment, and are secured by the financed equipment. In July 2000, we entered into a 48-month lease agreement with an equipment vendor to finance the purchase of network equipment. We have leased approximately $8,900,000 under this agreement. Amounts financed under this agreement bear an interest rate of 12% and are secured by the financed equipment. In addition, during 1999 and 2000, we purchased and assumed through acquisition certain equipment and computer software under other capital leases, which are being repaid over periods ranging from 24 months to 60 months at rates ranging from 7.5% to 15%. In the aggregate, there was approximately $7,462,000 and approximately $5,248,000, outstanding under capital leases at December 31, 2001 and September 30, 2002, respectively.

      In May 1999, we entered into a collateralized credit facility with a bank to provide up to $5,000,000 for the purchase of telecommunications equipment, office equipment and vehicles. The credit facility expired in May 2000 and converted to a term loan payable over 36 months. The term loan bore interest on outstanding borrowings at 1% over the higher of the bank's prime rate or the federal funds rate plus 0.5%. As of June 30, 2001, amounts outstanding under this term loan bore interest at 8.0% per annum. The term loan was secured by a lien on certain equipment and vehicles owned by us and located at our principal office in New Haven, CT, and imposed certain financial and other covenants requiring us to maintain certain financial ratios and limited new indebtedness, the creation of liens, types of investments, mergers, consolidations and the transfer of all or substantially all of our assets. The term loan was paid off during the third quarter of 2001.

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

      On October 16, 2002, we entered into an Asset Purchase Agreement (the "NAS Asset Purchase Agreement") with NAS and Adelman Lavine Gold and Levin, a Professional Corporation, as deposit escrow agent, pursuant to which we agreed to acquire network assets and associated subscriber lines of NAS for $7,000,000 in cash (subject to adjustment as specified in the NAS Asset Purchase Agreement) and the assumption of certain liabilities in an aggregate principal amount of no more than $10,000,000. As NAS filed a voluntary petition for Chapter 11 reorganization in June 2002, the NAS Asset Purchase Agreement is subject to the approval of the U.S. Bankruptcy Court of Delaware. If the transaction is approved by the Bankruptcy Court and other closing conditions are satisfied, we expect that this transaction will be completed during the fourth quarter of 2002.

      We have obtained a commitment letter from a commercial bank providing for a revolving line of credit of up to $15,000,000 for a two-year period following the closing of the credit facility. Borrowings under the credit facility will bear an interest rate equal to the bank's prime rate equivalent. All amounts outstanding under the credit facility on the second anniversary of the closing of the credit facility will be repaid in twelve equal quarterly installments. The bank's commitment is subject to final loan documentation. The Company's ability to borrow amounts available under the credit facility will be subject to the bank's receipt of a like amount of guarantees from certain of our investors and/or other guarantors acceptable to the bank. Until the closing of the credit facility, there can be no assurance that the credit facility will be made available to us pursuant to the terms set forth in their commitment letter, if at all.

      We entered into a Guarantee Agreement, dated as of October 8, 2002, with VantagePoint, one of our affiliates, whereby VantagePoint agreed, subject to the completion of the acquisition of the NAS assets on the terms set forth in the NAS Asset Purchase Agreement, the execution of final loan documentation in accordance with the terms of the bank commitment letter and the execution of final guarantee documentation, to provide an initial guarantee with respect to the bank credit facility in an amount up to $5,000,000, and an additional guarantee of up to $2,000,000 at the sole election of VantagePoint. This guarantee will be secured by a lien on substantially all of our assets. Without the consent of VantagePoint, we will not be permitted to make an initial drawdown on the bank credit facility until our unrestricted cash balance is less than $5,000,000. In connection with the VantagePoint guarantee, we will issue VantagePoint a warrant to purchase shares of our common stock equal to the sum of (i) 2,950,000 and (ii) the difference between (a) 10,000,000 and (b) the aggregate number of shares allocated to other guarantors of the bank credit facility at the time of the closing of the credit facility. The warrant issued to VantagePoint will be exercisable, in whole or in part from time to time, for $0.50 per share for ten years. If the terms of the bank credit facility change from those set forth in the bank commitment letter or the acquisition of the NAS assets either is not completed or is completed on different terms than those set forth in the NAS Asset Purchase Agreement, there can be no assurance that VantagePoint will provide the guarantee under the terms set forth in the Guarantee Agreement, if at all. Prior to the execution of the Guarantee Agreement, VantagePoint beneficially owned 21,956,063 shares of our common stock and 20,000 shares of our redeemable, convertible Series X Preferred Stock, convertible into 111,111,111 shares of our common stock. Two affiliates of VantagePoint are members of our Board of Directors

      If VantagePoint provides the guarantee and warrants are issued to them as described above, we may be required to recognize a guarantee fee equal to the calculated value of the warrants as a non-cash expense.

      As a result of the development of our operating infrastructure and acquisitions, we have entered into certain long-term agreements providing for fixed payments. Under our facility operating leases, minimum office facility operating lease payments are approximately $2,294,000 in 2002, $1,707,000 in 2003, $1,609,000 in 2004 and $577,000 in 2005. We also have long-term purchase commitments with WorldCom and AT&T for data transport services with minimum payments due even if our usage does not reach the minimum amounts. The WorldCom commitment began in May 2000 and was re-negotiated in October 2002, and requires minimum purchases of $4,800,000 per contract year for the first two contract years and $1,800,000 per contract year thereafter. The WorldCom contract ends in November 2004. The AT&T commitment was renegotiated in January 2002, and requires minimum purchases of $1,100,000 for the contract year ending in November 2002 and $987,000 for the contract period ending in October 2003. We also have a commitment to purchase $17,600 per month of certain additional network capacity from AT&T throughout the commitment period.

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

      As part of our restructuring in December 2000, we vacated certain office space in Milford, Connecticut and Chantilly, Virginia and did not occupy certain space in Santa Cruz, California. During the second and third quarters of 2001, we vacated our office space located in Atlanta, Georgia and Santa Cruz, California. As of December 31, 2001, we had been successful in terminating our lease for office space in Chantilly, Virginia and in assigning our lease in Atlanta, Georgia. We have entered into a 17-month sublease agreement on our office space in Santa Cruz, California with a one-year renewal option. In February 2002, we were successful in terminating our obligations under the lease for office space in Milford, Connecticut.

      For the nine months ended September 30, 2002, the net cash used in our operating activities was approximately $13,619,000. This cash was used for a variety of operating expenses, including salaries, network operations, sales, marketing and promotional activities, consulting and legal expenses, and overhead expenses.

      Net cash used in investing activities for the nine months ended September 30, 2002 was approximately $2,330,000. Of this amount, approximately $1,328,000 was used for the purchase of equipment, and approximately $1,150,000 was used to acquire customer lines. These expenditures were partially offset by approximately $85,000 in proceeds from the sale of excess equipment, and approximately $63,000 in a decrease in restricted cash.

      The development and expansion of our business has required significant capital expenditures. Capital expenditures, including collocation fees but excluding acquisitions, were approximately $1,328,000 and $4,573,000 for the nine months ended September 30, 2002 and 2001, respectively, and customer line acquisitions were approximately $1,150,000 and $1,797,000 for the nine months ended September 30, 2002 and 2001, respectively. The actual amounts and timing of our future capital expenditures will vary depending on the speed at which we expand and implement our network and implement service for our customers. As a result of our decision to suspend further deployment of our network, our planned capital expenditures for 2002, exclusive of acquisitions, are currently expected to be primarily for the purchase and installation at our customers' sites of the equipment necessary for us to provide our services, as well as for the continued development of our network and operational support systems. We currently anticipate spending a total of approximately $200,000 to $400,000 for capital expenditures, excluding acquisitions, during the remainder of the year ending December 31, 2002. The actual amounts and timing of our capital expenditures could differ materially both in amount and timing from our current plans.

      We expect our operating losses, net operating cash outflows and capital expenditures to continue during the remainder of 2002 and through 2003. We believe that our existing cash and short-term investments, and cash generated from operations will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements through the end of 2003, based on our current business plans and projections. We intend to use our cash resources to finance our capital expenditures and for working capital and other general corporate purposes. We may also use a portion of these cash resources to acquire complementary businesses, customers and other assets, including the proposed acquisition of network assets and associated subscriber lines from NAS. However, we may need to obtain additional financing in order to complete certain acquisitions or operate our business after certain acquisitions. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including the rate of market acceptance of our services, revenue growth, cash generated from operations, improvements in operating productivity, the availability of additional debt or equity financing, the availability of attractive acquisition opportunities and the extent and timing of our entry into new markets. Failure to generate sufficient revenue, contain certain discretionary spending or achieve certain other business plan objectives could have a material adverse affect on our results of operations and financial position.

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

If additional financing is necessary, it may be raised through some combination of borrowings (including borrowings under the proposed bank credit facility), and the sale of debt or equity securities. We may not be able to raise sufficient debt or equity capital on terms that we consider acceptable, if at all. Our failure to generate sufficient cash from our operations, from additional debt or equity financings or both, could cause us to pursue strategic alternatives, or to dispose of or discontinue some or a significant portion of our operations. Our financial statements included herein do not include any adjustments that might result from these uncertainties.

      On July 22, 2002, the Nasdaq Stock Market, Inc. ("Nasdaq") transferred the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. We applied for such transfer as a result of our non-compliance with Nasdaq's Marketplace Rule 4450(a)(5), which required us to maintain a bid price of $1.00 for at least 10 consecutive trading days during the last ninety day period prior to July 17, 2002 in order to remain qualified for listing on the Nasdaq National Market. On October 16, 2002, Nasdaq notified us that, while we had not regained compliance by October 15, 2002 with the $1.00 bid price per share requirement generally required for continued listing on the Nasdaq SmallCap Market, we did continue to meet the initial listing requirements for the Nasdaq SmallCap Market under Rule 4310(c)(2)(A). As a result, we had an additional 180 calendar days, or until April 14, 2003, to comply with the minimum bid price of $1.00 per share for 10 consecutive trading days, or such greater number of trading days as Nasdaq may determine, in order to remain listed on the Nasdaq SmallCap Market. If compliance with the minimum bid price requirements cannot be demonstrated by April 14, 2003, Nasdaq has indicated that it will provide us notice that our common stock will be de-listed from the Nasdaq SmallCap Market. In that event, we would have the opportunity to appeal such determination to a Listings Qualifications Panel. There can be no assurances that we will be able to comply with the minimum bid price requirement by April 14, 2003, if at all, or that we will continue to satisfy the other listing requirements of the Nasdaq SmallCap Market.

      In addition, in the event our common stock trades for a minimum of $1.00 per share on the Nasdaq SmallCap Market for 30 consecutive trading days by April 14, 2003 and we, at all times, have maintained compliance with all of the other maintenance requirements for listing on the Nasdaq National Market, Nasdaq has indicated that we may qualify to have our common stock transferred back to the Nasdaq National Market.

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

      In June 2002, SFAS No. 146, "ACCOUNTING FOR EXIT OR DISPOSAL ACTIVITIES" was issued. SFAS No. 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. The provisions of the statement will be effective for disposal activities initiated after December 31, 2002. We are currently evaluating the financial impact of adoption of SFAS No. 146.

FORWARD LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements contained in this report, which are not historical facts, may be deemed to contain forward-looking statements. These statements relate to future events or our future financial or business performance, and are identified by terminology such as "may," "might," "will," "should," "expect," "scheduled," "plan," "intend," "anticipate," "believe," "estimate," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include, among other things, those described under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2001, which has been filed with the Securities and Exchange Commission, and (i) fluctuations in our quarterly operating results, which could adversely effect the price of our common stock;
(ii) our unproven business model, which may not be successful; (iii) our ability to execute our business plan in a timely manner to generate the forecasted financial and operating results, which may not be achieved if our sales force is not able to generate sufficient sales to customers or if we are not able to install and commence service for customers in a timely manner; (iv) failure to generate sufficient revenue, contain certain discretionary spending, obtain any additional required debt or equity financing or achieve certain other business plan objectives could have a material adverse affect on our results of operations and financial position, or cause us to pursue strategic alternatives or to dispose of or discontinue some or a significant portion of our operations;
(v) risks associated with the possible removal of our common stock from the Nasdaq SmallCap Market, which removal could adversely impact the pricing and trading of our common stock; (vi) risks associated with acquisitions, including difficulties in identifying and completing acquisitions, integrating acquired businesses or assets and realizing the revenue, earnings or synergies anticipated from any acquisitions; (vii) risks associated with the completion of the acquisition of network assets and associated subscriber lines from NAS, which acquisition is subject to approval by the U.S. Bankruptcy Court, which approval may not be obtained; (viii) risks associated with our ability to close and draw amounts under the proposed credit facility with a commercial bank; (ix) risks associated with our reliance on two carriers, including WorldCom, to transmit data across our network; (x the challenges relating to the timely installation of service for customers, including our dependence on traditional telephone companies to provide acceptable telephone lines in a timely manner;
(xi) our dependence on wholesale providers to provide us with local broadband facilities in areas where we have not deployed our own equipment; (xii) the need for us to achieve sustained market acceptance of our services at desired pricing levels; (xiii) competition; (xiv) our limited operating history, which makes it difficult to evaluate our business and prospects; (xv) the difficulty of predicting the new and rapidly evolving high-speed data communications industry;
(xvi) our ability to negotiate, enter into and renew interconnection and collocation agreements with traditional telephone companies; (xvii) regulatory, legislative, and judicial developments, which could adversely affect the way we operate our business; and (xviii) our ability to recruit and retain qualified personnel, establish the necessary infrastructure to support our business, and manage the growth of our operations. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation, and disclaim any obligation, to update or revise the information contained in this report, whether as a result of new information, future events or circumstances or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We have no derivative financial instruments in our cash and cash equivalents. We invest our cash and cash equivalents in investment-grade, highly liquid investments, consisting of commercial paper, bank money markets and certificates of deposit and corporate bonds.

ITEM 4.  CONTROLS AND PROCEDURES

a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures effectively ensure that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

b) CHANGES IN INTERNAL CONTROLS

      There have been no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of evaluation of our disclosure controls and procedures referred to above.



                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On September 5, 2002, the Company's board of directors elected to increase number of directors from seven to eight. Pursuant to the Company's certificate of incorporation, the holders of the Series X Preferred Stock, voting as a separate series, are entitled to elect a majority of the total number of directors of the Company. On September 5, 2002, the holders of Series X Preferred Stock acted by unanimous written consent in lieu of a special meeting to elect Kenneth S. Kharbanda, an affiliate of VantagePoint, as a Class III director of the Company to serve until the annual meeting of stockholders to be held in 2003 or until his successor has been duly elected and qualified or until his earlier death, resignation or removal. Messrs. David F. Struwas, Robert G. Gilbertson, Robert B. Hartnett, Jr., Harry F. Hopper, Paul J. Keeler, William J. Marshall and James D. Marver each continued their respective terms of office as members of the Company's Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

------------------ -------------------------------------------------------------
Exhibit No.        Exhibit
------------------ -------------------------------------------------------------
2.01, 10.01        Asset Purchase Agreement, dated as of October 16, 2002, by and among DSL.net, Inc. and Network Access Solutions
                   Corporation, Network Access Solutions LLC, NASOP, Inc., and
                   Adelman Lavine Gold and Levin, a Professional Corporation.
------------------ -------------------------------------------------------------
10.02              Guarantee Agreement dated as of October 8, 2002, between
                   VantagePoint Venture Partners III (Q), L.P. and DSL.net, Inc.
------------------ -------------------------------------------------------------
11.01              Statement of Computation of Basic and Diluted Net Loss Per
                   Share.
------------------ -------------------------------------------------------------


(b) Reports on Form 8-K.

      The Company filed a Current Report on Form 8-K on August 13, 2002, reporting on Item 9, relating to the certifications of its Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002. The certifications were submitted to the Securities and Exchange Commission on August 13, 2002.

                                    Signature


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           DSL.NET, INC.


                                           By: /s/   Robert J. DeSantis
                                               --------------------------------
                                               Robert J. DeSantis
                                               Chief Financial Officer


Date:   November 14, 2002

                                 Certifications

I, David F. Struwas, certify that:

1.    I have reviewed this quarterly report Form 10-Q, of DSL.net, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002           By: /s/  David F. Struwas
                                       -----------------------------------
                                       Chairman of the Board and
                                       Chief Executive Officer


I, Robert J. DeSantis, certify that:

1.    I have reviewed this quarterly report Form 10-Q, of DSL.net, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002            By: /s/  Robert J. DeSantis
                                        -----------------------------------
                                        Chief Financial Officer

                                  Exhibit Index


------------------ -------------------------------------------------------------
Exhibit No.        Exhibit
------------------ -------------------------------------------------------------
2.01, 10.01        Asset Purchase Agreement, dated as of October 16, 2002, by and among DSL.net, Inc. and Network Access Solutions
                   Corporation, Network Access Solutions LLC, NASOP, Inc., and
                   Adelman Lavine Gold and Levin, a Professional Corporation.
------------------ -------------------------------------------------------------
10.02              Guarantee Agreement dated as of October 8, 2002, between
                   VantagePoint Venture Partners III (Q), L.P. and DSL.net, Inc.
------------------ -------------------------------------------------------------
11.01              Statement of Computation of Basic and Diluted Net Loss Per
                   Share.
------------------ -------------------------------------------------------------