Form 10-K
period 2002-12-31
DSL NET INC
filed 2003-03-31
CIK 1085866

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2002

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-27525


                                  DSL.NET, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                               06-1510312
-------------------------------                                ----------------
(STATE OR OTHER JURISDICTION OF                                (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                                 IDENTIFICATION
                                                                    NUMBER)


545 LONG WHARF DRIVE, NEW HAVEN, CONNECTICUT        06511        (203) 772-1000
--------------------------------------------      ----------     ---------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)     (TELEPHONE NO.)


        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


                    COMMON STOCK, PAR VALUE $.0005 PER SHARE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]   No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes [_]   No [X]

     The aggregate market value of the common stock held by non-affiliates of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter, was approximately $9,819,759 (based on the closing price of the registrant's Common Stock of $0.36 per share). The number of shares outstanding of the registrant's Common Stock, par value $.0005 per share, as of March 18, 2003, was 64,937,899.


                       DOCUMENT INCORPORATED BY REFERENCE

     The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2002. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                  DSL.NET, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS


                                                                        Page No.
Part I

Item 1.    Business.........................................................   2
Item 2.    Properties.......................................................  14
Item 3.    Legal Proceedings................................................  14
Item 4.    Submission of Matters to a Vote of Security Holders..............  15


Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters..........................................................  15
Item 6.    Selected Consolidated Financial Data.............................  18
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................  21
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk........  56
Item 8.    Financial Statements and Supplementary Data......................  57
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................  99


Part III

Item 10.   Directors and Executive Officers of the Registrant...............  99
Item 11.   Executive Compensation...........................................  99
Item 12.   Security Ownership of Certain Beneficial Owners and Management...  99
Item 13.   Certain Relationships and Related Transactions...................  99
Item 14    Controls and Procedures..........................................  99


Part IV

Item 15.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K.. 101


SIGNATURES.................................................................. 105

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

GENERAL

     DSL.net, Inc. ("DSL.net" or the "Company") provides high-speed data communications, Internet access and related services to small and medium sized businesses throughout the United States, primarily utilizing digital subscriber line, or DSL, technology. Our networks enable data transport over existing copper telephone lines at speeds of up to 2.0 megabits per second. We were organized in 1998 as a corporation under the laws of the State of Delaware.

     We sell directly to businesses, primarily through our own direct sales channel. We deploy our own local DSL equipment primarily in select second and third tier cities, as well as in some first tier cities. As of March 5, 2003, we operated equipment in 394 cities. In certain markets where we have not deployed our own equipment, we utilize the local DSL facilities of other carriers to provide service.

     In addition to a number of high-speed, high-performance DSL-based Internet connectivity solutions specifically designed for business, our product offerings include T1 service, Web hosting, domain name system management, enhanced e-mail, on-line data backup and recovery services, firewalls, nationwide dial-up services and virtual private networks. Our services offer customers high-speed digital connections and related services at prices that are attractive compared to the cost and performance of alternative data communications services.

     In January 2003, we acquired the majority of Network Access Solutions Corporation's ("NAS") operations and assets for approximately $14,000,000, consisting of $9,000,000 in cash and a $5,000,000 note. The acquired NAS assets include operations and equipment in approximately 300 central offices extending from Virginia to Massachusetts, and include approximately 11,500 subscriber lines. We expect that the acquired NAS assets and operations will have a significant impact on our future operating results.

THE DSL.NET SOLUTION

     We provide small and medium sized businesses, as well as branch offices of large businesses, with high-speed Internet access and data services, primarily using DSL technology. Key elements of our solution are:

     HIGH-SPEED CONNECTIONS. We offer Internet access at speeds of up to 2.0 megabits per second. Our network is designed to provide data transmission at the same speed to and from the customer, known as symmetrical data transmission, and is also capable of providing service at different speeds to and from the customers, known as asymmetrical data transmission. We believe that symmetrical data transmission is best suited for business applications, because business users require fast connections both to send and receive information, and to host advanced services and applications.

     COMPLETE BUSINESS SOLUTION. We offer our customers a single point of contact for a complete solution that includes all of the necessary equipment and services to establish and maintain digital data communications. Our services include high-speed Internet access, Web hosting, domain name system management, enhanced e-mail, on-line data backup and recovery services, firewalls, nationwide dial-up services and virtual private networks. Our network is designed to enable us to individually configure each customer's service remotely.

     ALWAYS-ON CONNECTIONS. With our service, customers can access the Internet continuously without having to dial into the network for each use. These "always-on" connections provide customers with the ability to readily access the Internet and transfer information. We charge our customers a flat fee per month for connectivity service rather than billing them based on usage.

     ATTRACTIVE VALUE PROPOSITION. Our DSL and T-1 services offer customers high-speed digital connections at prices that are attractive compared to the cost and performance of alternative data communications services, such as multiple dial-up connections, ISDN or frame relay lines. We believe that our services also increase the productivity of network users by decreasing the time they spend connecting to the Internet and waiting for information downloads and transfers.

     CUSTOMER SUPPORT. We provide customer support 24 hours a day, seven days a week. This support is important to many of our small and medium sized business customers because they do not typically have dedicated internal support staff. With our remote monitoring and troubleshooting capabilities, we continuously monitor our network. This enables us to identify and address network problems promptly, thus enhancing network quality, service and performance.

OUR SERVICES

     As part of our service offerings, we function as our customers' Internet service provider and deliver a range of Internet-based, value-added solutions. Our services currently include all necessary equipment, software and lines required to establish and maintain a digital Internet connection. Our primary services include high-speed Internet access, e-mail, domain name system management and Web hosting. Other services provided by DSL.net include firewalls, on-line data backup and recovery services, nationwide dial-up services and virtual private networks that connect customers' various offices. Our network is designed to enable us to individually configure each customer's service remotely.

     Customers typically pay an installation charge and a monthly fee for our service. The monthly fee includes all phone line charges, general Internet access services, e-mail, and domain name system management, including the issuance of Internet Protocol (IP) addresses for customers who wish to assign fixed IP addresses to their network computers. Customers generally contract for our services for a minimum of one year and are billed for services on a monthly basis.

CUSTOMERS

     Our target customers are primarily small and medium sized businesses. We sell to these customers primarily on a direct basis. In particular, we believe the following market segments are especially attractive prospective customers:

o businesses currently using other high-speed data communications services, such as ISDN and frame relay services;

o professional or service-based firms that have multiple Internet service provider dial-up accounts and phone lines;

o branch office locations that require transmission of large files between locations; and

o businesses that use data-intensive applications, such as financial services, technology, and publishing.

     No customer accounted for more than 5% of our total revenue during the years ended December 31, 2000, 2001 and 2002.

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

CUSTOMER ACQUISITIONS

     In addition to our internal sales and marketing efforts, and our reseller and referral channels, we have grown our customer base by acquiring end users of other Internet service providers and companies offering broadband access.

     We continuously identify and evaluate acquisition candidates, and in many cases engage in discussions and negotiations regarding potential acquisitions. Acquisition candidates include both individual subscriber lines and whole businesses. Our discussions and negotiations may not result in acquisitions. Further, if we make any additional acquisitions, we may not be able to operate any acquired assets or businesses profitably or otherwise successfully implement our expansion strategy. We intend to continue to seek additional opportunities for further acquisitions, a strategy which we believe represents a distinct opportunity to accelerate our growth.

CUSTOMER SUPPORT AND OPERATIONS

     Our customer support professionals serve as an information repository to our customers and work to streamline the ordering, installation and maintenance processes associated with data communications and Internet access. They provide our customers with a single point of contact for implementation, maintenance and operations support.

     IMPLEMENTATION. We manage the implementation of our service for each customer. In areas where we have installed our own local DSL facilities, we lease the copper telephone lines from the local telephone company. These lines run from our equipment located in the telephone company's central office to our customer. We test these lines to determine whether they meet our specifications and work with the local telephone company to correct any problems identified by our testing. In other areas, we utilize the local DSL facilities of other carriers, and work with these carriers to provide the DSL service. In both cases, field service technicians install the modem or router purchased or leased from us and any necessary wiring at our customers' offices and test the modem or router and connection over our network to confirm successful installation.

     MAINTENANCE. Our network operations center provides network surveillance for all equipment in our network. We are able to detect and correct many of our customers' maintenance problems remotely, often before our customer is aware of the problem. Customer-initiated maintenance and repair requests are managed and resolved primarily through our customer service department. Our information management system, which generates reports for tracking maintenance problems, allows us to communicate maintenance problems from the network operations center to our customer service center 24 hours a day, seven days a week.

     OPERATIONS SUPPORT SYSTEMS. Our operations support systems are intended to improve many of our business processes, including customer billing, service activation, inventory control, customer care reports and maintenance reports. They have been designed to provide us with accurate, up-to-date information in these areas. Additional enhancements of these systems, including improved electronic and on-line ordering tools, were made in 2002. We believe that our operations support systems provide us with the flexibility to support additional customers and additional services.

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

     o SECURITY. Our network is designed to reduce the possibility of unauthorized access and to allow our customers to safely transmit and receive sensitive information and applications. The modems and routers we install on our customers' premises are designed to work in conjunction with installed security systems and network servers in an effort to provide safe connections to the Internet and a secure operating environment.

     NETWORK COMPONENTS.  The primary components of our network are:

     o MODEMS, ROUTERS AND ON-SITE CONNECTIONS. We purchase modems and routers and provide either of them to our customers, depending on their specific needs and contractual service agreements. We configure the modem or router and arrange for the installation of the modem or router along with the on-site wiring needed to connect the modem or router to the copper telephone line. In areas where we have deployed our own local facilities, we either perform these services ourselves or we contract with independent field service organizations to perform these services on our behalf. In areas where we utilize the local facilities of other carriers, these other carriers provide these installation services. We will either provide or sell customer premise equipment (modem or router) to our customers. When we provide the customer premise equipment, we charge the customer for the use of this equipment as part of our monthly service fee. These modems and routers are capitalized and depreciated over their estimated useful life of three years. Such equipment remains our exclusive property. When we sell customer premise equipment (modem or router) to the customer, we recognize the revenue from the sale and expense the cost of this equipment at the time of sale.

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

     o CENTRAL OFFICE COLLOCATION. Through our interconnection agreements, we secure space to locate our equipment in certain central offices of traditional local telephone companies and offer our services from these locations. These collocation spaces are designed to offer the same high reliability and availability standards as the telephone companies' own central office spaces. We install the equipment necessary to provide high-speed DSL or T1 service to our customers in these spaces. We have continuous access to these spaces to install and maintain our equipment located in these central offices. In markets where we have not deployed our own equipment, we utilize the local facilities installed in central offices by other carriers, to provide high-speed connections to our customers.

     o CONNECTION TO THE INTERNET. Network traffic gathered at each of our central offices is routed to one of our regional hubs and then to the Internet. In certain areas where we offer service from more than one central office, network traffic is routed from each central office in that area to a local hub which aggregates its traffic along with the traffic from the other central offices located in that area and routes the traffic to a regional hub. At our regional hubs, we also connect to other carriers' networks via high-speed connections. Our hubs contain extra equipment and backup power to provide backup facilities in the event of an equipment failure and are actively monitored from our network operations center. We lease space for our hubs in facilities designed to host network equipment. Our hubs are connected to one another via high-speed data communications lines. We have agreements with WorldCom, AT&T and other carriers to provide this service. Internet connectivity is provided by a combination of public and private peering and transit arrangements. We have a presence at seven of the largest and newest national "network access points" to facilitate this high-performance, high-volume external connectivity.

     o NETWORK OPERATIONS CENTER. Our network is managed from our network operations center located in New Haven, Connecticut, which is supplemented by our newly acquired facilities in Herndon, Virginia. We provide network management 24 hours a day, seven days a week. This enhances our ability to address performance and service issues before they affect our customers. From the network operations center, we can monitor the performance of individual subscriber lines and the equipment and circuits in our network.

COMPETITION

     We face competition from many companies with significantly greater financial resources, well-established brand names and large installed customer bases. We expect that the level of competition in our markets may intensify in the future. We expect competition from:

     OTHER DSL PROVIDERS. A number of competitive carriers, including Covad Communications, Speakeasy, Inc. and New Edge Networks, offer DSL and T1 services to residential and business customers. The 1996 Telecommunications Act specifically grants competitive telecommunications companies, including other DSL providers, the right to negotiate interconnection agreements with traditional telephone companies, including interconnection agreements which may be identical in all respects to, or more favorable than, our agreements.

     INTERNET SERVICE PROVIDERS. Several national and regional Internet service providers, including UUNET, EarthLink and MegaPath, offer high-speed access capabilities, along with other products and services. These companies generally provide Internet access to residential and business customers through a host of methods, including DSL and T1.

     TRADITIONAL LOCAL TELEPHONE COMPANIES. Many of the traditional local telephone companies, including BellSouth, SBC Communications, Qwest and Verizon, are deploying DSL-based services, either directly or through affiliated companies. These companies have established brand names, possess sufficient capital to deploy DSL equipment rapidly, have their own copper telephone lines and can bundle digital data services with their existing voice services to achieve a competitive advantage in serving customers. In addition, these companies also offer high-speed data communications services that use other technologies, including T1 services. We depend on these traditional local telephone companies to enter into agreements for interconnection and to provide us access to individual elements of their networks. Although the traditional local telephone companies are required to negotiate in good faith in connection with these agreements, future interconnection agreements may contain less favorable terms and result in a competitive advantage to the traditional local telephone companies.

     NATIONAL LONG DISTANCE CARRIERS. National long distance carriers, such as AT&T, Sprint, Williams and WorldCom, have deployed large-scale data networks, sell connectivity to businesses and residential customers, and have high brand recognition. They also have interconnection agreements with many of the traditional local telephone companies, and many offer competitive DSL and T1 services.

     OTHER FIBER-BASED CARRIERS. Companies such as Allegiance and Choice One have extensive fiber networks in many metropolitan areas, primarily providing high-speed data and voice circuits to small and large corporations. They also have interconnection agreements with the traditional local telephone companies under which they have acquired collocation space in many large markets, and some offer competitive DSL and T1 services.

     CABLE MODEM SERVICE PROVIDERS. Cable modem service providers, such as AT&T, Comcast and RCN, offer high-speed Internet access over cable networks primarily to residential consumers. Where deployed, these networks provide high-speed local access services, in some cases at speeds higher than DSL service. They typically offer these services at lower prices than our services, in part by sharing the capacity available on their cable networks among multiple end users.

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

INTERCONNECTION AGREEMENTS WITH TRADITIONAL LOCAL TELEPHONE COMPANIES

     Under the 1996 Telecommunications Act, the traditional local telephone companies have a statutory duty to negotiate in good faith with us for agreements for interconnection and access to certain individual elements of their networks. This interconnection process is subject to review and approval by the state regulatory commissions. We have signed interconnection agreements with BellSouth, Cincinnati Bell, Frontier, SBC Communications, Qwest, Sprint, and Verizon or their subsidiaries, which govern our relationships in 49 states and the District of Columbia. These agreements govern, among other things:

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

     During these interconnection negotiations, either the telephone company or we may submit disputes to the state regulatory commissions for mediation. Also, after the expiration of the statutory negotiation period set forth in the 1996 Telecommunications Act, we may submit outstanding disputes to the states for binding arbitration, in which the state regulatory commissions may arbitrate a new agreement or particular portions thereof.

     Under the 1996 Telecommunications Act, states have begun and, in a number of cases, completed regulatory proceedings to determine the pricing of individual elements of their networks and services. The results of these proceedings determine the price we pay for, and whether it is economically attractive for us to use, these elements and services. These prices may be subject to change as the result of ongoing and future regulatory proceedings.

     Our interconnection agreements generally have terms of one or two years. Therefore, we have renegotiated, and expect to continue to renegotiate, existing agreements when they expire. Although we expect to renew our interconnection agreements and believe the 1996 Telecommunications Act limits the ability of traditional local telephone companies not to renew these agreements, we may not succeed in extending or renegotiating our interconnection agreements on favorable terms. In addition, disputes have arisen and will likely arise in the future as a result of differences in interpretations of the interconnection agreements. These disputes have, in the past, delayed the deployment of our networks. Finally, the interconnection agreements are subject to state regulatory commission, FCC and judicial oversight. These government authorities may modify the terms of the interconnection agreements in ways that are harmful to our business.

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

     While we serve many of our customers using transport facilities that we own or lease, in some areas where we do not have the necessary facilities, we provide our Internet access and other services using the local facilities of another carrier. The FCC has determined that Internet service providers, such as us, who are using another carrier's transport facilities, are not acting as common carriers. Therefore, in those markets where we have not deployed our own local transport facilities, our services are not subject to common carrier regulation. Our ability to provide such services, however, is affected by regulations imposed upon the carriers whose local transport facilities we utilize.

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

     In recent years, the regulation of the telecommunications industry has been in a state of flux as the United States Congress and various state legislatures have passed laws seeking to foster greater competition in telecommunications markets. The FCC and state regulatory commissions have adopted many new rules to implement those new laws and to encourage competition. These changes, which are still incomplete, have created new opportunities and challenges for us and our competitors. Certain of these and other existing federal and state regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which the telecommunications industry operates. Neither the outcome of these proceedings nor their impact upon the telecommunications industry or us can be predicted at this time. Indeed, future federal or state regulations and legislation may be less favorable to us than current regulations and legislation and therefore have a material and adverse impact on our business and financial prospects by undermining our ability to provide DSL services at competitive prices. In addition, we may expend significant financial and managerial resources to participate in proceedings setting rules at either the federal or state level, without achieving favorable results.

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

     The 1996 Telecommunications Act places substantial interconnection requirements on the traditional local telephone companies, including the following obligations that can be relevant to our business:

     o Traditional local telephone companies are required to provide physical collocation, which allows companies such as us and other interconnectors to install and maintain their own equipment in the central offices of traditional local telephone companies. This requirement is intended to enable us and other competitive carriers to deploy our equipment on a relatively convenient and economical basis.

     o Traditional local telephone companies are required to unbundle certain components of their local service networks so that other providers of local service can compete for a wide range of local service customers. This requirement is designed to provide us flexibility to purchase only the network elements we require to deliver our services.

     o Traditional local telephone companies are required to establish "wholesale" rates for their retail telecommunications services to promote resale by competitive local exchange carriers and other competitors.

     o Traditional local telephone companies are required to provide non-discriminatory access to telephone poles, ducts, conduits and rights-of-way.

     The 1996 Telecommunications Act generally sets forth the rights and obligations of competing carriers. The FCC issues regulations interpreting the 1996 Telecommunications Act and imposing more specific requirements upon which we and our competitors rely. The outcome of various ongoing FCC rulemaking proceedings or judicial appeals of such proceedings could materially affect our business and financial prospects by increasing the cost or decreasing our flexibility in providing services.

     As part of its effort to implement the 1996 Telecommunications Act, in August 1996, the FCC issued an order governing interconnection, the unbundling of network elements, and many other aspects of the relationships between new and traditional telephone companies. The United States Court of Appeals for the Eighth Circuit vacated many of these rules, and, in January 1999, the United States Supreme Court reversed elements of the Eighth Circuit's ruling, finding that the FCC has broad authority to interpret the 1996 Telecommunications Act and issue rules for its implementation. Following the United States Supreme Court's decision, in November, 1999, the FCC issued a modified list of the network elements that must be offered on an unbundled basis by traditional local telephone companies, including the local copper telephone lines and interoffice transport which we lease. However, the decision announced the FCC's intention to revisit these regulations within three years.

     The FCC initiated this three-year review in early 2002, and on February 20, 2003, it voted to adopt new regulations pertaining to the unbundling obligations of the traditional local telephone companies. The FCC has yet to release its order, and the details of the regulations it will enact therefore remain unclear. However, based upon our initial evaluation of the press materials released by the FCC on February 20, 2003, it appears that its new regulations may have, at a minimum, the following impacts:

     o In the course of upcoming state implementation of the new rules later this year, it is possible that we could lose the right to obtain unbundled interoffice transport from the traditional local telephone companies in locations where a certain number of competitive alternatives are available. This change could have the effect of increasing our costs of providing service in certain areas.

     o The new regulations may result in changes to the formula by which the rates for unbundled network elements provided to us by the traditional local telephone companies are calculated, which could result in significant changes to our costs of providing service, and could negatively impact our ability to provide our services. New rates would be developed in each state in new proceedings expected to begin later this year. In addition, the FCC has suggested informally that it may revise other aspects of the pricing formula in the near future.

     o The FCC announced that it would exempt from unbundling obligations certain loop transmission facilities that use fiber or new technologies. It is possible that these rules will apply only in the residential market, in which we do not presently compete. However, these limitations may also be imposed on the business enterprise market either by the upcoming order or in future regulatory proceedings. Depending on how the new rules are written and implemented, the traditional local telephone companies may decide to modify, characterize or replace their facilities in ways that would qualify them for this exemption and thereby preclude us from accessing these facilities pursuant to the terms of their interconnection agreements. Without access to these facilities, we may not be able to provide service in these areas.

     o The FCC will eliminate the traditional local telephone companies' obligation to provide the high frequency portion of a copper loop to a competitive DSL provider, known as "line sharing," over the course of the next three years. Our current business is not directly affected because we do not use line sharing to provide services to our customers. Line sharing technology currently does not support the ability to provide the high-capacity symmetric services desired by customers in the business market, and therefore was primarily used by other competing carriers to provide DSL services in the residential market.

The FCC's decision will likely be subject to petitions for reconsideration and appeal. We cannot predict the outcome of these proceedings on our ability to offer services in the future.

     In addition to this proceeding, the FCC in February 2002 initiated a new proceeding that will reevaluate the appropriate degree of regulation of broadband services offered by the traditional local telephone companies, including whether they should continue to be required to offer network access to competitors such as us. Any changes to the obligation of the traditional local telephone companies to provide us with unbundled copper loops and/or interoffice transport could have significant adverse consequences for our business. A decision is expected in the spring or summer of 2003.

     There is also the possibility that legislation will be proposed in the United States Congress that would limit our access to certain unbundled network elements. In 2002, the House of Representatives passed legislation known as the Tauzin-Dingell bill, that would have amended the 1996 Telecommunications Act to prohibit state or federal regulation of high-speed data services. While the legislation was ultimately not enacted, similar legislation may be proposed in the future. The effect of such legislation would be that the traditional local telephone companies would no longer be required to provide unbundled elements at cost-based rates (if at all) if those elements were to be used to provide high-speed data services.

     The traditional local telephone companies have also lobbied numerous state legislatures to adopt new legislation that would limit, or prohibit, the ability of their state utility commissions to expand upon certain federal requirements relating to the obligations of the traditional local telephone companies to provide access to competitors such as us. Because the existing FCC framework relies substantially on state implementation, the effect of such state legislation could be to inhibit effective implementation of the 1996 Telecommunications Act with respect to broadband services, and could negatively effect our ability to offer services in these states.

     In November 1999, the FCC issued an order reaffirming its prior conclusion that DSL services must be offered for resale at a discount by traditional local telephone companies to the extent such services are offered at retail to residential and business customers. The FCC determined, however, that advanced services provided to Internet service providers would not be subject to resale at a discount. For the most part, the traditional local telephone companies have decided to sell DSL only to Internet service providers, including their own affiliated Internet service providers, such that no DSL service is made available to competing carriers such as us at the wholesale discount rate established under the 1996 Telecommunications Act. In February 2002, the FCC initiated a new proceeding that will, among other things, determine whether the traditional local telephone companies must make available for resale, at a wholesale discount, the telecommunications portion of the retail high-speed data services sold by their affiliated internet service providers. Such a resale requirement could allow us to more easily enter into new markets for which we do not presently have facilities, but could also make it easier for other companies to compete with us. A decision in this proceeding is expected in the spring or summer of 2003.

     Over the past three years, the FCC has granted authority to provide long distance inter-exchange service to Verizon, SBC, BellSouth and Qwest in many of the states where we do business, and numerous additional applications are pending or are expected in the near future. While we do not presently provide long distance inter-exchange service, this ruling and any future similar rulings could negatively impact our business. First, the traditional local telephone companies are now able to offer bundled packages of local, long distance and data services that may be attractive to some of our existing and potential customers. Second, the prospect of long distance authority has served as a powerful incentive for the traditional local telephone companies to comply with their obligations under the 1996 Telecommunications Act, including the provision of unbundled network elements and collocation services to competitors such as us. The traditional local telephone companies may not extend to us the same level of cooperation once they receive approval to provide long distance inter-exchange service.

     Pursuant to the 1996 Telecommunications Act, the FCC requires all telecommunications carriers providing interstate telecommunications services to contribute to a universal service fund used to provide subsidies to carriers that provide service to individuals that live in rural, insular, and high-cost areas, and to provide telecommunications-related services and facilities for schools, libraries and certain rural health care providers. The telecommunications portion of our service is currently subject to this requirement. For the fourth quarter of 2002, the FCC has established a contribution rate of 7.2805% of our interstate telecommunications revenues. We pass the cost of our universal service fund contributions along to our customers. The FCC's implementation of universal service requirements remains subject to judicial and additional FCC review. In several new proceedings, the FCC will consider the degree to which companies providing services such as ours should be obligated to contribute to this fund. We are unable to predict the outcome of these proceedings on our business at this time.

     DSL.net's subsidiaries are authorized to provide interstate telecommunications services pursuant to its access tariff filed with the FCC in April 1999. Although not required for our existing DSL data service offering, on August 6, 1999 we obtained authority from the FCC to provide international telecommunications services originating from the United States.

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

LOCAL GOVERNMENT REGULATION

     In certain instances, we may be required to obtain various permits and authorizations from municipalities, such as for use of rights-of-way, in which we operate our own local distribution facilities. Whether various actions of local governments over the activities of telecommunications carriers such as ours, including requiring payment of franchise fees or other surcharges, pose barriers to entry for competitive local exchange carriers which violate the 1996 Telecommunications Act or may be preempted by the FCC is the subject of litigation. While we are not a party to this litigation, we may be affected by the outcome. If municipal governments impose conditions on granting permits or other authorizations or if they fail to act in granting such permits or other authorizations, the cost of providing our services may increase or it may negatively impact our ability to expand our network on a timely basis and adversely affect our business.

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

EMPLOYEES

     As of March 18, 2003, we had approximately 230 employees. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. Competition for qualified personnel can be intense, and we may be unable to identify, attract and retain such personnel in the future. In addition, the reductions in workforce that we undertook in 2000, 2001 and 2003 may make it difficult to attract, hire and retain qualified personnel. None of our employees are represented by a labor union or are the subject of a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are good.

ITEM 2.   PROPERTIES

     Our headquarters consists of approximately 40,600 square feet in an office building in New Haven, Connecticut. We also lease other offices in Santa Cruz, California, Minneapolis, Minnesota and Herndon, Virginia. We have vacated and sublet the office in Santa Cruz, California. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations". We have also given notice to our landlord that we intend to vacate approximately 9,000 square feet at our New Haven headquarters facility when the lease expires in April 2003. In addition, we lease space for network equipment installations in a number of other locations. With respect to our arrangements to use space in traditional telephone companies' central offices, please see "Business Interconnection Agreements with Traditional Local Telephone Companies."

ITEM 3.   LEGAL PROCEEDINGS

     A lawsuit for wrongful termination of employment was filed against us in the Superior Court in New Haven, Connecticut on July 29, 1999 by a former officer who was employed by us for less than two months. Plaintiff's claims are based chiefly on his allegation that we terminated his employment because he allegedly voiced concerns to senior management about the feasibility of our second and third tier city business strategy. The plaintiff is principally seeking compensatory damages for wages and unvested stock options. We deny the plaintiff's allegations and believe that his claims are without merit. We plan to defend the case vigorously.

     We are also a party to legal proceedings related to regulatory approvals. We are subject to state commission, FCC and court decisions as they relate to the interpretation and implementation of the 1996 Telecommunications Act and the interpretation of competitive carrier interconnection agreements in general and our interconnection agreements in particular. In some cases, we may be deemed to be bound by the results of ongoing proceedings of these bodies. We therefore may participate in proceedings before these regulatory agencies or judicial bodies that affect, and allow us to advance, our business plans.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended December 31, 2002, we did not submit any matters to the vote of our security holders.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 18, 2003, there were approximately 577 holders of record of our common stock. Our common stock is listed for quotation on the Nasdaq SmallCap Market under the symbol "DSLN". Our common stock was listed for quotation on the Nasdaq National Market under the same symbol until July 22, 2002.

     The range of high and low sales prices per share of DSL.net's common stock as reported on the Nasdaq National Market and the Nasdaq SmallCap Market for the two most recent fiscal years are shown below. The last trading price of DSL.net common stock on March 18, 2003 was $ 0.38 per share.

          QUARTER ENDED                           HIGH                LOW
          -------------                          ------              ------
          March 31, 2001                         $4.000              $0.530
          June 30, 2001                           1.690               0.625
          September 30, 2001                      1.020               0.140
          December 31, 2001                       1.490               0.150
          March 31, 2002                          1.380               0.700
          June 30, 2002                           1.050               0.290
          September 30, 2002                      0.450               0.240
          December 31, 2002                      $0.890              $0.280

     On July 22, 2002, the Nasdaq Stock Market, Inc. ("Nasdaq") transferred the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. We applied for such transfer as a result of our non-compliance with Nasdaq's Marketplace Rule 4450(a)(5), which required us to maintain a bid price of $1.00 per share for at least 10 consecutive trading days during the last ninety day period prior to July 17, 2002 in order to remain qualified for listing on the Nasdaq National Market. On October 16, 2002, Nasdaq notified us that, while we had not regained compliance by October 15, 2002 with the $1.00 bid price per share requirement generally required for continued listing on the Nasdaq SmallCap Market, we did continue to meet the initial listing requirements for the Nasdaq SmallCap Market under Rule 4310(c)(2)(A). As a result, we had an additional 180 calendar days, or until April 14, 2003, to comply with the minimum bid price of $1.00 per share for 10 consecutive trading days, or such greater number of trading days as Nasdaq may determine, in order to remain listed on the Nasdaq SmallCap Market. On March 11, 2003, the Nasdaq amended its rules to provide that a company that satisfies the initial listing requirements for the Nasdaq SmallCap Market under Rule 4310(c)(2)(A) would have an additional 90 days (over the 180 days already contemplated by the Nasdaq SmallCap Market rules) to comply with the minimum bid price of $1.00 per share. As a result, if we do not satisfy the minimum bid price of $1.00 per share on April 14, 2003, but satisfy the Nasdaq SmallCap Market initial listing requirements, we will have until July 13, 2003 to satisfy the minimum bid price of $1.00 per share. As of March 27, 2003, we satisfied the initial listing requirements for the Nasdaq SmallCap Market, but there can be no assurance that we will satisfy these requirements on April 14, 2003. If we can neither comply with the minimum bid price requirements nor satisfy the initial Nasdaq SmallCap listing requirements on April 14, 2003, Nasdaq will provide us notice that our common stock will be de-listed from the Nasdaq SmallCap Market. In addition, if we satisfy the initial Nasdaq SmallCap listing requirements on April 14, 2003 but are unable to satisfy the minimum bid price requirements by July 13, 2003, Nasdaq will provide us notice that our common stock will be de-listed from the Nasdaq SmallCap Market. In each case, we would have the opportunity to appeal such determination to a Listings Qualifications Panel. There can be no assurance that we will be able to comply with the minimum bid price requirement by April 14, 2003 or July 13, 2003, if at all, or that we will continue to satisfy the other listing requirements of the Nasdaq SmallCap Market.

     Nasdaq has indicated that it intends to submit proposed rules changes to the SEC which would, among other things, further extend the number of days during which a company that satisfies the initial listing requirements of the Nasdaq SmallCap Market may continue to be listed on such market without complying with the $1.00 minimum bid price requirement. There can be no assurance that Nasdaq will submit this proposed rule change to the SEC or that the SEC will approve this proposed rule change, if at all, in time to delay the possible delisting of our common stock from the Nasdaq SmallCap Market. In addition, there can be no assurance that we will continue to satisfy the initial listing requirements of the Nasdaq SmallCap Market.

RECENT SALES OF UNREGISTERED SECURITIES

     On March 1, 2002, we sold an additional aggregate of 10,000 shares of Series X preferred stock for an aggregate purchase price of $10,000,000. At the option of the holder thereof, each share of Series X preferred stock may be converted into approximately 5,555.56 shares of common stock, subject to adjustment for certain subsequent dilutive issuances and stock splits.

     On May 30, 2002, we sold 8,531 shares of Series Y Preferred Stock for $5,000,000 in cash and delivery of promissory notes in the aggregate principal amount of $3,531,000 for cancellation. At the option of the holder thereof, each share of Series Y preferred stock may be converted into 2,000 shares of common stock, subject to adjustment for certain subsequent dilutive issuances and stock splits.

     We entered into a Reimbursement Agreement, dated as of December 27, 2002, with several private investment funds affiliated with VantagePoint Venture Partners ("VantagePoint"), Columbia Capital Equity Partners ("Columbia"), The Lafayette Investment Fund, L.P. and Charles River Partnership, L.P. (collectively the "Guarantors") and VantagePoint Venture Partners III (Q), L.P., as administrative agent. The Guarantors are all holders or affiliates of the holders of our Series X and Series Y Preferred stock. Pursuant to the terms of the Reimbursement Agreement, VantagePoint and Columbia issued guarantees in an aggregate amount up to $6,100,000 to support certain of our obligations under a Credit Agreement we entered into in 2002 with a commercial bank. Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, we issued warrants to purchase 10,379,420 shares of our common stock to VantagePoint and 1,634,473 shares of our common stock to Columbia, in consideration for their guarantees aggregating $6,100,000. We issued additional warrants to purchase 767,301 shares of our common stock to VantagePoint and 168,806 shares of our common stock to Columbia during the first quarter of 2003. All such warrants are exercisable for ten years at an exercise price of $0.50 per share.

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

DIVIDEND POLICY

     We have never declared or paid any cash dividends on our common stock and currently intend to retain any future earnings for the future operation and expansion of our business. In addition, prior to and in preference to any declaration or payment of any cash dividends on our common stock, the holders of Series X and Series Y preferred stock are entitled to receive cumulative dividends of $120.00 per share per annum when and as declared by the DSL.net board of directors. All such dividends on the Series X and Series Y preferred stock accrue monthly and are payable in cash, except in the case of the conversion of the Series X or Series Y preferred stock, as the case may be, into common stock, in which case dividends may be paid, at the sole option of DSL.net, in shares of DSL.net common stock. Notwithstanding the foregoing, accrued but unpaid dividends are payable upon the earliest to occur of:

     o the liquidation, dissolution, winding up or change in control of DSL.net,

     o the conversion of the Series X or Series Y preferred stock, as the case may be, into common stock, and

     o the redemption of the Series X or Series Y preferred stock, as the case may be.

Accordingly, we do not anticipate that any cash dividends will be declared or paid on our common stock in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information as of March 18, 2003 with respect to the shares of the Company's common stock that may be issued under the Company's existing equity compensation plans:

----------------------------   -------------------   -------------------   -----------------------
                                    Column A              Column B                Column C
----------------------------   -------------------   -------------------   -----------------------
                                                                            Number of securities
                                                                           Remaining Available for
                                                                            Future Issuance Under
                               Number of Securities                          Equity Compensation
                                   to be Issued        Weighted Average       Plans (Excluding
                                 upon Exercise of     Exercise Price of     Securities Reflected
       Plan Category           Outstanding Options   Outstanding Options        in Column A)
----------------------------   -------------------   -------------------   -----------------------
Equity Compensation Plans
Approved by Shareholders           23,877,004               $0.98                 7,439,394
----------------------------   -------------------   -------------------   -----------------------
Equity Compensation Plans
Not Approved by Shareholders           --                     --                      --
----------------------------   -------------------   -------------------   -----------------------
Total                              23,877,004               $0.98                 7,439,394
----------------------------   ===================   ===================   =======================


ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     We were incorporated on March 3, 1998 and commenced operations on March 28, 1998. The following historical data for the period from inception (March 3, 1998) through December 31, 1998 and the years ended December 31, 1999, 2000, 2001 and 2002, except for "Other Data," has been derived from our financial statements audited by PricewaterhouseCoopers LLP, independent accountants. Our balance sheets at December 31, 2001 and 2002 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2000, 2001 and 2002 and notes thereto appear elsewhere in this annual report on Form 10-K.

     You should refer to "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the more complete financial information included elsewhere in this annual report on Form 10-K.

                                                PERIOD FROM
                                                 INCEPTION
                                                 (MARCH 3,
                                               1998) THROUGH                       YEAR ENDED DECEMBER 31,
                                                DECEMBER 31,     ----------------------------------------------------------
                                                    1998            1999            2000            2001            2002
                                                 --------------------------------------------------------------------------
                                                                            (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue                                          $       32      $    1,313      $   17,789      $   41,969      $   45,530
Operating expenses:
Network
 (excluding stock compensation)                          95           2,003          31,651          44,589          33,947
Operations
 (excluding stock compensation)                          26           5,612          31,060          45,614           7,472
General and administrative
 (excluding stock compensation)                         231           4,782          17,974          25,229          11,403
Sales and marketing
 (excluding stock compensation)                          36           6,848          25,263          13,188           6,969
Stock compensation                                    2,423           4,108           3,192           1,202           1,228
Depreciation and amortization                             6           1,831          21,133          28,043          20,332
                                                 --------------------------------------------------------------------------
     Total operating expenses                         2,817          25,184         130,273         157,865          81,351

Operating loss                                       (2,785)        (23,871)       (112,484)       (115,896)        (35,821)

Interest (expense) income, net                           (5)          1,889           6,730             455            (458)
Other (expense) income, net                              --              (6)             (9)            (13)            185
                                                 --------------------------------------------------------------------------

Net loss                                         $   (2,790)     $  (21,988)     $ (105,763)     $ (115,454)     $  (36,094)

Exchange of preferred stock                              --         (11,998)             --              --              --
Dividends on preferred stock                             --              --              --            (122)         (3,573)
Accretion of preferred stock                             --              --              --            (348)        (10,078)
                                                 --------------------------------------------------------------------------
Net loss applicable to common stockholders       $   (2,790)     $  (33,986)     $ (105,763)     $ (115,924)     $  (49,745)
                                                 ==========================================================================

NET LOSS PER COMMON SHARE DATA:
Net Loss per common share, basic and diluted     $    (0.55)     $    (2.05)     $    (1.75)     $    (1.81)     $    (0.77)
Shares used in computing net loss per share           5,118          16,550          60,593          63,939          64,858

CASH FLOW DATA:
Used in operating activities                     $     (154)     $   (6,343)     $  (74,986)     $  (62,990)     $  (17,706)
Used in investing activities                           (290)        (49,264)        (60,225)         (2,921)         (2,368)
Provided by financing activities                        483         121,142         141,960          12,871          12,106

                                                             19

                                                PERIOD FROM
                                                 INCEPTION
                                                 (MARCH 3,
                                               1998) THROUGH                       YEAR ENDED DECEMBER 31,
                                                DECEMBER 31,     ----------------------------------------------------------
                                                    1998            1999            2000            2001            2002
                                                 --------------------------------------------------------------------------
                                                                           (in thousands, except per share data)
OTHER DATA:
Reconciliation of net loss to adjusted EBITDA:
   Net loss                                      $   (2,790)     $  (21,988)     $ (105,763)     $ (115,454)     $  (36,094)
   Add: Interest and other expense (income), net          5          (1,883)         (6,721)           (442)            273
        Depreciation and amortization                     6           1,831          21,133          28,043          20,332
        Stock compensation                            2,423           4,108           3,192           1,202           1,228
                                                 --------------------------------------------------------------------------
   Adjusted EBITDA (A)                                 (356)        (17,932)        (88,159)        (86,651)     $  (14,261)
                                                 --------------------------------------------------------------------------
Capital expenditures                                    290          33,811          55,943           5,345           1,647



                                                                                 DECEMBER 31,
                                                 --------------------------------------------------------------------------
                                                    1998            1999            2000            2001            2002
                                                 --------------------------------------------------------------------------
                                                                               (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents, restricted
 cash and marketable securities                  $       39      $   79,452      $   76,435      $   19,631      $   11,319
Total assets                                            370         117,632         194,806          81,024          53,496
Long-term obligations (including
 current portion)                                       433           3,056          14,114           7,463           4,565
Mandatorily Redeemable Convertible
 Preferred Stock                                         --              --              --             470          14,122
Stockholders' equity (deficit)                   $     (316)     $  100,733      $  149,417      $   50,725      $   20,751

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

OVERVIEW

     We provide high-speed data communications, Internet access, and related services to small and medium sized businesses, primarily using digital subscriber line, or DSL, technology. We primarily target select second and third tier cities, as well as some first tier cities, for the deployment of our own local DSL and T1 equipment. We began offering commercial service in May 1998 and, as of March 15, 2003, we operated equipment in approximately 394 cities. In certain other markets where we have not deployed our own equipment, we utilize the local facilities of other carriers to provide service.

     We have incurred operating losses and net losses for each month since our formation. For the years ended December 31, 2000, 2001, and 2002, we experienced net cash outflows from operating and investing activities. As of December 31, 2001 and 2002, we had accumulated deficits of approximately $248,397,000 and $284,491,000, respectively.

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

     In November and December of 2001, we were successful in securing additional equity financing from existing and new investor groups in accordance with two purchase agreements which provided for the sale of up to an aggregate of $35 million in Series X and Y mandatorily redeemable convertible preferred stock. In accordance with those purchase agreements, in November 2001, we sold an aggregate of 6,000 shares of Series X preferred stock and in December 2001, we sold an additional 4,000 shares of Series X preferred stock and 6,469 shares of Series Y preferred stock for gross proceeds of $16,469,000, before direct issuance costs. In addition, during December 2001, we issued Promissory Notes to the Series Y Investors in the aggregate principal amount of $3,531,000 in exchange for proceeds of $3,531,000. The Promissory Notes provided for an annual interest rate of 12%. In March 2002, in accordance with the terms of the Series X Purchase Agreement, we sold an additional 10,000 shares of Series X preferred stock for an aggregate purchase price of $10,000,000. In May 2002, in accordance with the terms of the Series Y Purchase Agreement, we sold 8,531 additional shares of Series Y Preferred Stock for net proceeds of $5,000,000 in cash and delivery of the Promissory Notes for cancellation. In accordance with the terms of the Series Y Purchase Agreement, all accrued interest on the Promissory Notes, of approximately $145,000, was forgiven.

     In December of 2002, the U.S. Bankruptcy Court for the District of Delaware approved our bid to purchase network assets and associated subscriber lines of Network Access Solutions Corporation ("NAS") for $14,000,000, consisting of $9,000,000 in cash and $5,000,000 in a note payable to NAS. We closed the transaction on January 10, 2003, whereby we acquired the majority of NAS's operations and network assets, associated equipment in approximately 300 central offices and approximately 11,500 associated subscriber lines. The cash portion of the purchase price was paid from our existing cash. In connection with the closing of the NAS transaction, on January 10, 2003, we hired approximately 78 former NAS employees. No pre-closing liabilities were assumed with the NAS transaction. We expect that the acquired NAS assets and operations will have a significant impact on our future operating results.

     In connection with the integration of the NAS business, on January 17, 2003, we had a reduction in force of approximately 35 employees at our headquarters facility in New Haven, CT. We paid approximately $62,000 in severance to the terminated employees. Subsequent to the reduction in force, our headcount approximated 230 employees.

     On February 3, 2003, we borrowed $6,100,000 under our Revolving Credit and Term Loan Agreement (discussed below). The loan bears interest, payable monthly in arrears at the bank's "base rate" and any unpaid principal balance will automatically convert to a term loan on December 12, 2004, after which principal payments (together with accrued interest on the unpaid principal balance) will be made in 12 equal installments payable at the end of each calendar quarter commencing on December 31, 2004. Amounts borrowed under the bank credit line are guaranteed by the principal holders of our Series X and Series Y Preferred Stock, with whom we have signed a Reimbursement Agreement (discussed below).

     In addition to our internal sales and marketing efforts, we have grown our customer base by acquiring end users of other Internet service providers and companies offering broadband access. We continuously identify and evaluate acquisition candidates, and in many cases engage in discussions and negotiations regarding potential acquisitions. Acquisition candidates include both subscriber lines and whole businesses. Our discussions and negotiations may not result in an acquisition. Further, if we make any acquisitions, we may not be able to operate any acquired assets or businesses profitably or otherwise successfully implement our expansion strategy. We intend to continue to seek additional opportunities for further acquisitions, which we believe represents a distinct opportunity to accelerate our growth.

     Our independent accountants have noted in their report that our sustained operating losses raise substantial doubt about our ability to continue as a going concern. We believe that our existing cash and cash equivalents, cash expected to be generated from operations, and funds available under our bank credit agreement, will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements into the third quarter of 2003. We intend to use our cash resources to finance our capital expenditures and for working capital and other general corporate purposes. We may also use a portion of our cash resources to acquire complementary businesses, subscriber lines or other assets. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including market acceptance of our services, revenue growth, planned capital expenditures, cash generated from operations, improvements in operating productivity, the extent and timing of entry into new markets and availability and prices paid for acquisitions.

     Additional financing will be required during 2003. We do not believe that our operations will generate sufficient cash to finance our requirements. As a result, we will need to raise additional financing through some combination of borrowings, leasing, vendor financing and the sale of equity or debt securities. These capital requirements may vary based upon the timing and the success of implementation of our business plan or if:

     o demand for our services or our cash flow from operations is less than or more than expected;

     o  our plans or projections change or prove to be inaccurate;

     o  we make acquisitions;

     o  we alter the schedule or targets of our business plan implementation; or

     o  we curtail, reorganize, discontinue or shut down our operations.

     There can be no assurance that we will be able to raise sufficient additional debt, equity or other capital on acceptable terms, if at all. If we are unable to obtain adequate funds, we may not be able to continue to operate our network, respond to competitive pressures or fund our operations. As a result, we may be required to significantly reduce, reorganize, discontinue or shut down our operations. Our financial statements do not include any adjustments that might result from this uncertainty.

     Our financial performance will vary, and when we achieve profitability or become cash flow positive will depend on a number of factors, including:

     o development of the high-speed data communications industry and our ability to compete effectively;

     o  amount, timing and pricing of customer revenue;

     o availability, timing and pricing of acquisition opportunities, and our ability to capitalize on such opportunities;

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RISKS

     Financial Reporting Release No. 60, which was released in December 2001, by the Securities and Exchange Commission (the "SEC"), requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements and the estimates and judgments that are used by management in applying those accounting policies and methods.

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

     The following is a brief discussion of the more significant accounting policies and methods and the judgments and estimates used by us in their application.

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

     Revenue is recognized pursuant to the terms of each contract on a monthly service fee basis, which vary based on the speed of the customer's Internet connection and the services ordered by the customer. The monthly fee includes phone line charges, Internet access charges, the cost of the equipment installed at the customer's site and the other services we provide, as applicable. Revenue that is billed in advance of the services provided is deferred until the services are rendered. Revenue related to installation charges is also deferred and amortized to revenue over 18 months. Related direct costs incurred (up to the amount of deferred revenue) are also deferred and amortized to expense over 18 months. Any excess direct costs over installation charges are charged to expense as incurred. In certain instances, we negotiate credits and allowances for service related matters. We establish a reserve for such credits based on historical experience.

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

     Effective January 1, 2002, we adopted SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS". This statement requires that the amortization of goodwill be discontinued and instead an impairment approach be applied. The impairment tests were performed during the first and last quarters of 2002 and will be performed annually hereafter (or more often if adverse events occur) and are based upon a fair value approach rather than an evaluation of the undiscounted cash flows. If impairment exists, under SFAS No. 142, the resulting charge is determined by the recalculation of goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. We did not record any goodwill impairment adjustments resulting from our impairment reviews during 2002.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We primarily sell our services directly to end users mainly consisting of small to medium sized businesses. We believe that we do not have significant exposure or concentrations of credit risk with respect to any given customer, as no customer accounted for more than 5% of annual revenues for the years ended December 31, 2000, 2001 or 2002, respectively. However, if the country or any region we service, experiences an economic downturn, the financial condition of our customers could be adversely affected, which could result in their inability to make payments to us. This could require additional provisions for allowances. In addition, a negative impact on revenue related to those customers may occur.

     With the acquisition of the NAS assets on January 10, 2003, we acquired a number of subscribers, some of whom we service indirectly through various Internet service providers ("ISP's"). We sell our services to such ISP's who then resell such services to the end user subscriber. We expect to have some increased exposure and concentration of credit risk pertaining to such ISP's during 2003; however, we currently expect that no single customer or ISP will account for more than 5% of 2003 annual revenues.

INCOME TAXES

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

RESULTS OF OPERATIONS

     The following table depicts our results of operations data and the components of net loss as a percentage of revenue:

                                                  YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                              2000         2001         2002
                                            --------     --------     --------
Revenue                                       100.0%       100.0%       100.0%
                                            ----------------------------------
Operating expenses:
   Network
   (excluding stock compensation)             177.9%       106.2%        74.6%

   Operations
   (excluding stock compensation)             174.6%       108.7%        16.4%

   General and administrative
   (excluding stock compensation)             101.0%        60.1%        25.0%

   Sales and marketing
   (excluding stock compensation)             142.0%        31.4%        15.3%

   Stock compensation                          17.9%         2.9%         2.7%

   Depreciation and amortization              118.8%        66.8%        44.7%
                                            ----------------------------------

Total operating expenses                      732.3%       376.1%       178.7%


Operating loss                              (632.3)%     (276.1)%      (78.7)%

Interest income (expense), net                                          (1.0)%
                                               37.8%         1.0%

Other (expense) income, net                   (0.0)%         0.0%         0.4%
                                            ----------------------------------
Net loss                                    (594.5)%     (275.1)%      (79.3)%
                                            ==================================

Net loss applicable to common stockholders:

   Net loss                                 (594.5)%     (275.1)%      (79.3)%

   Dividends on preferred stock                  --%       (0.3)%       (7.8)%

   Accretion of preferred stock                  --%       (0.8)%      (22.1)%
                                            ----------------------------------
Net loss applicable to common stockholders  (594.5)%     (276.2)%     (109.3)%
                                            ==================================

     REVENUE. Revenue is recognized pursuant to the terms of each contract on a monthly service fee basis, which varies based on the speed of the connection and the services ordered. The monthly fee includes all phone line charges, Internet access charges, the cost of the modem installed at the customer's site and the other services we provide, as applicable. Revenue that is billed in advance of the services provided is deferred until the services are rendered. Revenue related to installation charges is deferred and amortized to revenue over 18 months.

     Revenue increased from approximately $17,789,000 for the year ended December 31, 2000 to approximately $41,969,000 and approximately $45,530,000 for the years ended December 31, 2001 and 2002, respectively. Revenue increased primarily due to the expansion of our network, the increased number of customers subscribing for our services and contributions from acquisitions, primarily Vector Internet Services, Inc. ("VISI"), Tycho Networks, Inc. ("Tycho") and certain assets and subscriber lines of Exario Networks, Inc. ("Exario") during 2000, certain subscriber lines of Covad Communications, Inc. ("Covad") under their Safety Net program, and certain subscriber lines of Zyan Communications, Inc. ("Zyan") during 2001 and certain subscriber lines of Broadslate Networks, Inc. ("Broadslate") and Abacus America, Inc. ("Abacus") during 2002. The revenue attributable to contributions from acquired businesses was approximately $6,263,000, $5,326,000 and $2,069,000 for the years ended December 31, 2000,
2001 and 2002, respectively. We expect revenue to increase in 2003 as a result of our acquisition of the NAS assets and associated subscriber lines, and as we continue our sales and marketing efforts in our new expanded service areas, introduce additional services and, possibly, acquire additional businesses and/or subscriber lines.

     NETWORK EXPENSES. Our network expenses include costs related to network engineering and network operations personnel, costs for telecommunications lines between customers, central offices, network service providers and our network, costs for rent and power at our central offices, costs to connect to the Internet, costs of customer line installations and the costs of customer premise equipment when sold to our customers. We expect our network expenses, including costs for subscriber lines, to increase as a result of our acquisition of the NAS assets and associated subscriber lines and as we add customers. We lease high-speed lines and other network capacity to connect our central office equipment and our network. In addition, costs incurred to connect to the Internet are expected to increase as the volume of data communications traffic generated by our customers increases.

     Network expenses increased from approximately $31,651,000 for the year ended December 31, 2000 to approximately $44,589,000 for the year ended December 31, 2001, and then decreased to approximately $33,948,000 for the year ended December 31, 2002. The increase in network expenses between 2000 and 2001 was primarily due to increased telecommunication expenses of approximately $14,689,000, due to the expansion of our network during 2000 and the increased number of customers subscribing for our services during 2000 and 2001, which were partially offset by reductions of approximately $776,000 in salaries and benefits due to reductions in force, reductions of approximately $593,000 in professional and consulting services, and reductions of approximately $382,000 in travel and entertainment, recruiting costs, equipment and other expenses, resulting from our cost reduction initiatives. Reductions during 2002 were primarily attributable to decreased telecommunications expenses resulting from our restructuring and cost containment efforts during 2001 (see restructuring and impairment charges).

     OPERATIONS EXPENSES. Our operations expenses include costs related to customer care, customer provisioning, customer billing, customer technical assistance, purchasing, headquarters facilities operations, operating systems maintenance and support and other related overhead expenses. We expect our operations expenses to increase in 2003 as a result of our acquisition of the NAS assets and associated subscriber lines.

     Operations expenses increased from approximately $31,060,000 for the year ended December 31, 2000 to approximately $45,614,000 for the year ended December 31, 2001, and then decreased to approximately $7,472,000 for the year ended December 31, 2002. The increase in operations expenses between 2000 and 2001 was primarily due to increases in restructuring charges (explained below) of approximately $29,287,000 which were partially offset by reductions of approximately $4,219,000 in salaries and benefits due to reductions in force, reductions of approximately $6,583,000 in professional and consulting services, reductions of approximately $984,000 in taxes and reductions of approximately $2,947,000 in travel and entertainment, recruiting costs and other expenses due to our cost containment efforts. Reductions during 2002 were primarily attributable to decreased expenses resulting from our cost containment efforts during 2001. These included reductions in restructuring charges of approximately $31,528,000, reductions of approximately $3,739,000 in salaries and benefits, reductions of approximately $1,440,000 in professional and consulting services, reductions of approximately $953,000 in equipment costs and reductions of approximately $482,000 in travel and entertainment and other expenses due to our cost containment efforts.

     GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of costs relating to human resources, finance, executive, administrative services, recruiting, insurance, legal and auditing services, leased office facilities rent and bad debt expenses. We expect our general and administrative expenses to increase in 2003 as a result of our acquisition of the NAS assets and associated subscriber lines.

     General and administrative expenses increased from approximately $17,974,000 for the year ended December 31, 2000 to approximately $25,230,000 for the year ended December 31, 2001, and then decreased to approximately $11,403,000 for the year ended December 31, 2002. The increase from 2000 to 2001 was primarily attributable to increases of approximately $5,880,000 in restructuring and impairment charges (discussed below) and approximately $2,289,000 in bad debt expenses, which was partially offset by reductions of approximately $913,000 in facilities costs, professional and consulting services, recruiting costs and other expenses resulting from our cost reduction initiatives. The increase in bad debt expenses was primarily due to (i) a significant increase in customers and associated revenue, (ii) increased write-offs associated with customer line acquisitions and (iii) increased loss of customers due to our closure of approximately 350 central offices and various brief outages and service interruptions in the latter part of 2001, including service interruptions associated with the aftermath of the September 11th events. Reductions during 2002 in general and administrative expenses were primarily due to decreases resulting from our restructuring and cost containment efforts during 2001 and included reductions in restructuring and impairment charges of approximately $6,998,000, professional fees of approximately $1,897,000, salaries and benefits of approximately $2,000,000, sales, use, property and other taxes of approximately $1,955,000 (as further discussed below), bad debt expense of approximately $542,000 and other expenses of approximately $755,000. These reductions were partially offset by increased insurance costs of approximately $320,000.

     In March 2002, we filed an application with the Connecticut Department of Revenue Services for research and development expenditure credits for the 1999 and 2000 calendar years. The credits were approved as a reduction against our corporation business tax. With regard to credits approved for the 2000 calendar year, we were entitled to elect a cash refund at 65 percent of the approved credit. We elected to receive the 2000 calendar year credit as a cash refund of approximately $1,301,000. The 1999 calendar year credit of approximately $671,000 is available as a carryforward offset to future State of Connecticut business taxes. In July of 2002, we received the first installment of the cash refund pertaining to the 2000 calendar year of approximately $1,000,000, with the $301,000 balance payable in two equal installments in July 2003 and 2004. Upon receipt of the research and development credits, we were obligated to pay approximately $402,000 to a professional service provider as a result of a contingent fee arrangement for professional services in connection with obtaining such credits. For the year ended December 31, 2002, we recorded the $1,000,000 refund as a reduction in our state corporate franchise tax expenses which are included in general and administrative expenses, and the $402,000 contingent fee as professional services expenses, also included in general and administrative expenses.

     SALES AND MARKETING. Our sales and marketing expenses consist primarily of expenses for personnel, the development of our brand name, promotional materials, direct mail advertising and sales commissions and incentives. We expect our sales and marketing expenses to increase in 2003 as a result of our acquisition of the NAS assets and associated subscriber lines.

     Sales and marketing expenses decreased from approximately $25,263,000 for the year ended December 31, 2000, to approximately $13,188,000 and approximately $6,969,000 for the years ended December 31, 2001 and 2002, respectively. Reductions during 2001 were primarily due to approximately $3,926,000 in lower salaries and benefits due to reductions in force, approximately $3,183,000 in lower marketing and advertising costs, approximately $2,928,000 in lower professional and consulting services costs, approximately $881,000 in lower travel and entertainment costs, approximately $668,000 in lower recruiting costs and approximately $489,000 in lower office and other expenses. The decrease in sales and marketing expenses during 2002 was primarily due to decreased costs that resulted from our restructuring and cost containment efforts during 2001, including reductions in advertising and direct mail marketing expenses of approximately $2,414,000, salaries and benefits of approximately $1,880,000, professional and consulting services of approximately $1,752,000 and other expenses of approximately $173,000.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization is primarily attributable to the following: (i) depreciation of network and operations equipment and Company-owned modems and routers installed at customer sites, (ii) depreciation of information systems and computer hardware and software, (iii) amortization and depreciation of the costs of obtaining, designing and building our collocation space and corporate facilities and (iv) amortization of intangible capitalized costs pertaining to acquired businesses and customer line acquisitions. We expect our depreciation and amortization expenses to increase in 2003 as a result of our acquisition of the NAS network assets and associated subscriber lines.

     Depreciation and amortization expenses were approximately $21,133,000, $28,043,000 and $20,332,000 for the years ended December 31, 2000, 2001 and
2002, respectively. Increases in such expenses during 2001 primarily resulted from the significant expansion of our network and infrastructure and acquired businesses during 2000, partially offset by reduced depreciation and amortization in 2001 from assets written off due to our restructuring and impairment provisions (discussed below). The decrease in depreciation and amortization expenses during 2002 primarily resulted from restructuring write-offs of central office equipment and impairment write-offs of intangible assets taken during 2001.

     During December 2000 and calendar year 2001, we wrote-off approximately $31.0 million of network equipment and other capitalized costs as part of our restructuring efforts, and incurred approximately $4.0 million in impairment charges pertaining to goodwill of acquired companies (see restructuring and impairment charges).

     Also, in accordance with SFAS No. 142 (see Recently Issued Accounting Pronouncements, discussed below), we discontinued amortization of goodwill beginning January 1, 2002, and completed an impairment review during the first and last quarters of 2002. We did not record any impairment adjustments resulting from these impairment reviews and will continue to make annual reviews, unless a change in circumstances requires a review in the interim. Consequently, amortization expense related to our goodwill was approximately $2,484,000 higher for the year ended December 31, 2001 than for the year ended December 31, 2002.

     Depreciation expense pertaining to assets for our network and operations was approximately $15,119,000, $18,132,000 and $13,719,000 for the years ended December 31, 2000, 2001 and 2002, respectively. Depreciation and amortization expenses pertaining to assets related to general and administrative expenses was approximately $6,014,000, $9,911,000 and $6,613,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

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

     Non-cash stock compensation expenses were approximately $3,192,000, $1,202,000 and $1,228,000 for the years ended December 31, 2000, 2001 and 2002, respectively. The unamortized balance as of December 31, 2001 and 2002, of approximately $1,668,000 and $438,000, respectively, is being amortized over the remaining vesting period of each grant, and is expected to be fully amortized by June 30, 2003.

     As of December 31, 2001 and 2002, options to purchase 13,877,394 and 23,877,004 shares of common stock, respectively, were outstanding, which were exercisable at weighted average exercise prices of $1.69 and $0.98 per share, respectively.

     INTEREST INCOME (EXPENSE), NET. For the year ended December 31, 2000, net interest income of approximately $6,730,000 included $8,538,000 of interest income partially offset by $1,808,000 of interest expense. Net interest income of approximately $455,000 for the year ended December 31, 2001 included $1,718,000 of interest income, partially offset by $1,263,000 of interest expense. For the year ended December 31, 2002, net interest expense of approximately $458,000 included approximately $790,000 in interest expense, partially offset by $332,000 in interest income. The decrease in interest income in 2001 and 2002 was caused by lower interest rates on significantly lower cash and investment balances. Lower interest expense in 2001 and 2002 was caused by reductions in debt and capital lease obligations. We expect interest expense to increase in 2003 due to our incurrence of increased debt associated with the acquisition of the NAS assets and associated subscriber lines, and borrowings under our bank credit line.

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

     During the third quarter 2001, due to limited available financing for our operations and other factors, we again re-evaluated our business plans and determined that additional actions were necessary to further reduce our operating losses, cash burn rate and total funding requirements. These actions included closure of the Tycho and Trusted Net facilities in Santa Cruz, CA and Atlanta, GA, respectively, and our decision not to install equipment in 100 new central offices. These actions resulted in additional restructuring and impairment charges of approximately $4,748,000. Included in this amount were:
(i) increases of approximately $4,451,000 relating to the write-off of equipment; (ii) approximately $376,000 for additional estimated costs relating to the delays and losses in subleasing vacated office space located in Santa Cruz, California and Milford, Connecticut; (iii) approximately $246,000 in additional costs for equipment removal fees associated with our previous decision to close certain central offices; and (iv) approximately $800,000 for impairments of goodwill. These increases in the restructuring reserve were partially offset by a reduction of approximately $1,125,000 in previously reserved amounts relating to estimated termination fees associated with our previous decision to close certain central offices, as we were successful in negotiating significantly reduced fees at many of the closed central office locations. The goodwill impairment analysis was accomplished by comparing the carrying value of the assets with the expected future net cash flows generated over the remaining useful life of the assets. As a result of this analysis, expected future net cash flows were determined to be insignificant and, as the carrying value was more than these expected future net cash flows, the balance of goodwill was written off. Of this amount, approximately $170,000 related to a reduction in the goodwill for the acquisition of Tycho and approximately $630,000 related to a reduction in the goodwill for our acquisition of certain assets of Trusted Net.

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

     The following table summarizes the additions and charges to the restructuring reserve from December 2000 through December 2002, and the remaining reserve balances at December 31, 2002:

                                                                (dollars in thousands)

                                                   CENTRAL       CENTRAL        FIXED                    IMPAIRMENT
                                                   OFFICE        OFFICE         ASSET      IMPAIRMENT        OF
                                    FACILITY        TERM.         EQUIP.        WRITE          OF         LONG-TERM
                     SEVERANCE       LEASES         FEES         REMOVAL         OFF        GOODWILL     INVESTMENT       TOTAL
                      --------      --------      --------      --------      --------      --------      --------      --------
Additions to the
  Reserve, Dec. 2000  $    448      $  1,078      $    600      $     --      $  1,416      $     --      $     --      $  3,542

Charges to the
  reserve                 (362)           --            --            --        (1,416)           --            --        (1,778)
                      --------      --------      --------      --------      --------      --------      --------      --------
Reserve balance at
  Dec. 31, 2000             86         1,078           600            --            --            --            --         1,764

Additions to the
  reserve                  436         2,408           215         1,451        29,628         3,955           500        38,593

Charges to the
  reserve                 (522)       (2,290)         (500)       (1,451)      (29,628)       (3,955)         (500)      (38,846)
                      --------      --------      --------      --------      --------      --------      --------      --------
Reserve balance at
  Dec. 31, 2001             --         1,196           315            --            --            --            --      $  1,511

Charges to the
  reserve                   --          (576)           --            --            --            --            --          (576)
                      --------      --------      --------      --------      --------      --------      --------      --------
Reserve balance at
  Dec. 31, 2002       $     --      $    620      $    315      $     --      $     --      $     --      $     --      $    935
                      ========      ========      ========      ========      ========      ========      ========      ========

     The restructuring reserve additions during the year ended December 31, 2000 of approximately $3,542,000 included approximately $2,263,000 in network and operations expenses, approximately $1,118,000 in general and administrative expenses and approximately $161,000 in sales and marketing expenses on the consolidated statements of operations. The remaining reserve balance of approximately $1,764,000 was included in our accrued liabilities at December 31, 2000.

     The restructuring reserve additions for the year ended December 31, 2001 of approximately $38,593,000 included approximately $31,528,000 in network and operations expenses, approximately $6,998,000 in general and administrative expenses, and approximately $67,000 in sales and marketing expenses on the consolidated statements of operations. The remaining reserve balance of approximately $1,511,000 was included in our accrued liabilities at December 31, 2001.

     There were no additions to restructuring reserves for the year ended December 31, 2002. The remaining restructuring reserve balance at December 31, 2002, of approximately $935,000, was included in our accrued liabilities and represents approximately $620,000 for anticipated costs pertaining to our vacated facilities and approximately $315,000 for anticipated costs pertaining to our closed central offices which we have been disputing.

     NET LOSS. Net loss of approximately $105,763,000 for the year ended December 31, 2000 increased to approximately $115,454,000 for the year ended December 31, 2001 and then decreased to approximately $36,094,000 for the year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our capital expenditures and operations primarily with the proceeds from the sale of stock and from borrowings, including equipment lease financings. As of December 31, 2002, we had cash and cash equivalents of approximately $11,319,000 and working capital of approximately $991,000.

     Net cash provided by financing activities in the years ended December 31, 2000, 2001 and 2002, was approximately $141,960,000, $12,871,000 and
$12,106,000, respectively. This cash primarily resulted from the sale of our capital stock. We have used, and intend to continue using, the proceeds from these financings primarily to implement our business plan and for working capital and general corporate purposes. We have also used, and may in the future use, a portion of these proceeds to acquire complementary businesses or assets.

     In March 2000, we received net proceeds of approximately $141,273,000 from the sale of 5,750,000 shares of our common stock in a public offering.

     In November and December 2001 and March 2002 we received proceeds of $6,000,000, $4,000,000 and $10,000,000, respectively, from the sale of 6,000 shares, 4,000 shares and 10,000 shares, respectively, of Series X Preferred Stock, before direct issuance costs of $189,128.

     In December 2001, we received proceeds of $6,469,000 from the sale of 6,469 shares of Series Y Preferred Stock before direct issuance costs of $300,000. In addition, In December 2001, we received proceeds of $3,531,000 from the issuance of promissory notes to the Series Y Investors. In May, 2002, we received net proceeds of $5,000,000 from the sale of 8,531 additional shares of Series Y Preferred Stock and, pursuant to the provisions of the Series Y Purchase Agreement, the $3,531,000 in promissory notes issued to the Series Y Investors were cancelled.

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

     In March 1999, we entered into a lease facility to finance the purchase of up to an aggregate of $2,000,000 of equipment on 36-month leases. Amounts financed under this lease facility bear an interest rate of 8% or 9%, depending on the type of equipment, and are secured by the financed equipment. In July 2000, we entered into a 48-month lease agreement with an equipment vendor to finance the purchase of network equipment. We have leased approximately $8,900,000 under this agreement. Amounts financed under this agreement bear an interest rate of 12% and are secured by the financed equipment. In addition, during 1999 and 2000, we purchased and assumed through acquisition certain equipment and computer software under other capital leases, which are being repaid over periods ranging from 24 months to 60 months at rates ranging from 7.5% to 15%. In the aggregate, there was approximately $7,463,000 and $4,565,000 outstanding under capital leases at December 31, 2001 and 2002, respectively.

     As a result of the development of our operating infrastructure and acquisitions, we have entered into certain long-term agreements providing for fixed payments. Under our facility operating leases, minimum office facility operating lease payments are approximately $1,621,000 in 2003, $1,741,000 in 2004, $498,000 in 2005, $165,000 in 2006, $169,000 in 2007 and $28,000 in 2008.
We also have long-term purchase commitments with WorldCom and AT&T for data transport services with minimum payments due even if our usage does not reach the minimum amounts. The WorldCom commitment began in May 2000 and was re-negotiated in October 2002, and requires minimum purchases of $4,800,000 per contract year for the first two contract years and $1,800,000 per contract year thereafter. The WorldCom contract ends in November 2004. The AT&T commitment was renegotiated in January 2002, and requires minimum purchases of $1,100,000 for the contract year ended in November 2002 and $987,000 for the contract period ending in October 2003. We also have a commitment to purchase $17,600 per month of certain additional network facilities from AT&T throughout the commitment period. The following table depicts the WorldCom and AT&T commitments by contract year:

                                                                          AT&T
                                         WorldCom Data   AT&T Data     Additional
                                           Transport     Transport      Network
         Commitment Term                    Services     Services      Facilities        Total
     ------------------------------------------------------------------------------------------
     November 9, 2002 - October 3, 2003           --        987,000       193,600   $ 1,180,600

     June 2002 - May 2003                 $ 1,800,000   $       --    $       --      1,800,000

     June 2003 - May 2004                   1,800,000           --            --      1,800,000

     June 2004 - November 2004                900,000           --            --        900,000
                                          -----------------------------------------------------
      Total                               $ 4,500,000   $   987,000  $    193,600   $ 5,680,600
                                          =====================================================

     We transmit data across our network via transmission facilities that are leased from certain carriers, including AT&T and WorldCom (as described above). The failure of any of our data transport carriers to provide acceptable service on acceptable terms could have a material adverse effect on our operations. WorldCom, has filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. While WorldCom has continued with its current operations since filing its voluntary petition to reorganize in June of 2001, and has announced that it expects to continue with its current operations without adverse impact on its customers, it may not be able to do so. We believe that we could transition the data transport services currently supplied by WorldCom to alternative suppliers in thirty to sixty days, should WorldCom announce discontinuance of such services. However, were WorldCom to discontinue such services without providing sufficient advance notice (at least sixty days), we might not be able to transition such services in a timely manner, which could disrupt service provided by us to certain of our customers. This could result in the loss of revenue, loss of customers, claims brought against us by our customers, or could otherwise have a material adverse effect on us. Even were WorldCom to provide adequate notice of any such discontinuation of service, there can be no assurance that we would be able to transition such service without a material adverse impact on us or our customers, if at all, or that such discontinuation of service would not otherwise have a material adverse effect on us.

     As part of our restructuring in December 2000, we vacated certain office space in Milford, Connecticut and Chantilly, Virginia and did not occupy certain space in Santa Cruz, California. During 2001, we vacated our office space located in Atlanta, Georgia and Santa Cruz, California. As of December 31, 2001, we were successful in terminating our lease for office space in Chantilly, Virginia and in assigning our lease in Atlanta, Georgia. We have entered into a 14-month sublease agreement on our office space in Santa Cruz, California with a one year renewal option. In February 2002, we were successful in terminating our obligations under the lease for office space in Milford, CT.

     On April 3, 2000, we acquired certain assets and liabilities of Trusted Net. This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The approximate net purchase price of $2,500,000, before transaction costs, consisted of cash payments at closing of approximately $2,097,000; amounts due to Trusted Net after the closing of approximately $350,000; and net liabilities assumed of approximately $53,000. In addition, we incurred transaction costs associated with the acquisition of approximately $150,000. The remaining amount due to Trusted Net at December 31, 2001, after certain offsets, as provided in the purchase agreement, was approximately $272,000. In November 2002, a settlement was reached with Trusted Net and we made a final payment of approximately $250,000, leaving no remaining amount due to Trusted Net at December 31, 2002.

     On May 26, 2000, we acquired VISI, an Internet solutions provider based in Minneapolis, Minnesota. This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The approximate net purchase price of $19,969,000, before transaction costs, consisted of cash payments at closing of approximately $8,800,000; amounts due to selling stockholders after the closing of approximately $2,200,000; common stock valued at $2,315,000; and the assumption of VISI employee stock options, which were valued at $6,654,000. In addition, we incurred transaction costs associated with the acquisition of approximately $452,000. All amounts due the selling stockholders of VISI were paid in 2001.

     On December 1, 2000, we acquired certain assets of Exario. This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair values at the date of acquisition. The approximate net purchase price of $4,463,000, before transaction costs, consisted of cash payments at closing of approximately $2,902,000 and amounts due to Exario after the closing of approximately $1,561,000 (the "Exario Holdback Amount"). In addition, we incurred transaction costs associated with the acquisition of approximately $100,000.

     On April 26, 2001, we gave notice to Exario of our intent to pursue an indemnity claim against the Exario Holdback Amount in accordance with the provisions of the Asset Purchase Agreement, dated December 1, 2000. The claim, originally estimated at $1,458,000 and subsequently modified to a final settlement amount of $1,415,000, related primarily to a request by us for reimbursement of the purchase price paid for those certain subscriber lines acquired from Exario that were on the NorthPoint Communications' network, which ceased operations during the first half of 2001.

     During the quarter ended June 30, 2001, we entered into agreements with Covad and Zyan, a California-based Internet service provider which had filed for bankruptcy protection, affording us the right to acquire up to 4,800 Zyan subscriber lines whose wholesale circuit connections were being supported by Covad. In accordance with the Covad agreement, the anticipated purchase price of $1,467,000 for these Zyan lines was escrowed at closing and restricted as of June 30, 2001. Ultimately, we were able to contract for service with and acquire approximately 2,800 former Zyan customers, for a purchase price of approximately $1,075,000. As of December 31, 2001, there were no amounts remaining in escrow. These Zyan customer line acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to subscriber lines acquired based on their estimated fair values at the date of acquisition.

     During the quarter ended March 31, 2002, we entered into an Asset Purchase Agreement, dated as of January 1, 2002 (the "Broadslate Asset Purchase Agreement"), with Broadslate Networks, Inc. ("Broadslate") for the purchase of business broadband customer accounts and certain other assets, including certain accounts receivable related to the customer accounts, for $800,000, subject to certain adjustments. The Broadslate Asset Purchase Agreement provided for an initial cash payment of $650,000, with $150,000 retained by us (the "Broadslate Holdback Amount"), to be paid to Broadslate after a transition period, subject to certain adjustments, as provided for in the Broadslate Asset Purchase Agreement. On March 26, 2002, we gave notice to Broadslate of our intent to pursue an indemnity claim against the Broadslate Holdback Amount for the full amount in accordance with the provisions of the Broadslate Asset Purchase Agreement. The claim and final settlement amount of $150,000 was applied to the Broadslate Holdback Amount as follows: (i) approximately $50,000 pertained to our request for reimbursement of a ratable portion of the purchase price paid for certain subscriber lines which were not available for migration to our network, and (ii) approximately $100,000 was for amounts due to us from revenue collected by Broadslate, net of related costs, during the customer transition period as provided for in the Broadslate Asset Purchase Agreement. The Broadslate customer line acquisitions were accounted for under the purchase method of accounting and, accordingly, the adjusted purchase price of approximately $750,000 was allocated to the assets acquired based on their estimated fair values at the date of acquisition as follows: approximately $28,000 to net accounts receivable acquired and approximately $722,000 to approximately 520 subscriber lines acquired, which amount is being amortized on a straight-line basis over two years from the date of purchase.

     During the quarter ended September 30, 2002, we entered into an Asset Purchase Agreement dated as of July 30, 2002 (the "Abacus Asset Purchase Agreement") with Abacus for the purchase of broadband subscriber lines. The Abacus Asset Purchase Agreement provided for a cash payment for each successfully migrated broadband customer line, up to a maximum payment of approximately $844,000 and required a purchase price deposit of approximately $211,000. Ultimately, we were able to migrate and acquire 1,066 lines for a purchase price of approximately $543,000. The Abacus customer line acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the subscriber lines acquired based on their estimated fair values at the date of acquisition. This amount is being amortized on a straight-line basis over two years from the date of purchase.

     In December of 2002, the U.S. Bankruptcy Court for the District of Delaware approved our bid to purchase the on-network assets and associated subscriber lines of NAS for $14,000,000, consisting of $9,000,000 in cash and $5,000,000 in a note payable to NAS. We closed the transaction on January 10, 2003, whereby we acquired NAS's operations and network assets, associated equipment in approximately 300 central offices and approximately 11,500 associated subscriber lines. In connection with the closing of the NAS transaction, on January 10, 2003, we hired approximately 78 former NAS employees. No pre-closing liabilities were assumed in connection with the NAS transaction. The cash portion of the purchase price was paid from our existing cash. The NAS note has a term of approximately 5 years and bears interest at 12% and is secured by the NAS network assets acquired. Interest is payable monthly in arrears on the unpaid principal balance. The note requires interest-only payments for the first 21 months, after which principal payments will commence monthly and be paid in 39 equal monthly installments together with interest on the unpaid principal balance.

     In connection with the integration of the NAS business, on January 17, 2003, we had a reduction in force of approximately 35 employees at our headquarters facility in New Haven, CT. We paid approximately $62,000 in severance to the terminated employees. Subsequent to this reduction in force, our headcount approximated 230 employees.

     We entered into a Revolving Credit and Term Loan Agreement, dated as of December 13, 2002 (as amended and in effect from time to time, the "Credit Agreement") with a commercial bank providing for a revolving line of credit of up to $15,000,000 (the "Commitment"). Borrowings under the credit facility may be made in minimum $500,000 increments from time to time up to the Commitment, and repayments may be made in minimum $100,000 increments, in each case until the Revolving Credit maturity date of December 12, 2004, at which time all amounts outstanding will convert to a Term Loan payable in 12 quarterly installments commencing on December 31, 2004. We may pre-pay amounts due under the Term Loan in increments of $1,000,000 without penalty. Interest is payable on all amounts outstanding under the Credit Agreement in arrears at the end of each calendar quarter at a variable interest rate equal to the higher of the bank's prime rate equivalent or 0.5% percent above the Federal Funds Effective rate (the bank's "Base Rate"). The undrawn Commitment (subject to certain adjustments) under the Credit Agreement is subject to a commitment fee, payable in arrears at the end of each calendar quarter, equal to an annualized rate of 0.25%. The Credit Agreement also requires us and our subsidiaries, except for Vector Internet Services, Inc., to maintain all of our bank deposit and investment accounts with the bank. Our ability to borrow amounts available under the Credit Agreement is subject to the bank's receipt of a like amount of guarantees from certain of our investors and/or other guarantors acceptable to the bank.

     We entered into a Reimbursement Agreement, dated as of December 27, 2002, with several private investment funds affiliated with VantagePoint, Columbia, The Lafayette Investment Fund, L.P. and Charles River Partnership, L.P. (collectively the "Guarantors") and VantagePoint Venture Partners III (Q), L.P., as administrative agent (the"Agent"). The Guarantors are all holders or affiliates of holders of our Series X and Series Y preferred stock. Pursuant to the terms of the Reimbursement Agreement, VantagePoint and Columbia issued guarantees in an aggregate amount of $6,100,000 to support our obligations under the Credit Agreement. On March 5, 2003, we entered into Amendment No. 1 to the Reimbursement Agreement with VantagePoint and Columbia, pursuant to which VantagePoint increased its guarantees by $3,000,000, to an aggregate of $9,100,000 for all Guarantors.

     The Reimbursement Agreement obligates us to reimburse the Guarantors for any payments they may be required to make in accordance with their guarantees, within two business days of notification of such payments. Any such obligations not paid by us, when due, shall bear interest at the rate of 10% per annum. Our obligations under the Reimbursement Agreement are also guaranteed by certain of our wholly-owned subsidiaries and collateralized by a Security Agreement signed by us and certain of our wholly-owned subsidiaries which pledges a significant portion of our consolidated assets as collateral. The Reimbursement Agreement also obligates us, when our unrestricted cash balance equals or exceeds $11,000,000 to either, at the Agent's request, (i) repay oustanding loans under the Credit Agreement in minimum increments of $1,000,000 (provided that if there is less than $1,000,000 of outstanding loans due under the Credit Agreement, then we shall pay such lessor amount) to the extent that we retain unrestricted cash balances in an amount greater than or equal to $10,000,000 after giving effect to such payment or (ii) cause each Guarantor's guarantee requirement under the Credit Agreement to be eliminated ratably in an aggregate amount equal to the outstanding loans that would otherwise be required to be repaid pursuant to (i) above.

     Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, we issued warrants to purchase 10,379,420 shares of our common stock to VantagePoint and 1,634,473 shares of our common stock to Columbia, in consideration for their guarantees aggregating $6,100,000. We issued additional warrants to purchase 767,301 shares of our common stock to VantagePoint and 168,806 shares of our common stock to Columbia during the first quarter of 2003. All such warrants are exercisable for ten years at an exercise price of $0.50 per share. In addition, if we close an equity financing on or before December 5, 2003, we have authorized the issuance to VantagePoint, subject to certain conditions, of additional warrants to purchase the type of equity securities issued by us in such equity financing in consideration for the additional $3,000,000 guaranty provided by VantagePoint on March 5, 2003, under the Reimbursement Agreement. The number of such additional warrants would be determined by dividing $1,000,000 by the per share price of such equity securities. Prior to the execution of the Reimbursement Agreement, VantagePoint beneficially owned 21,956,063 shares of our common stock and 20,000 shares of our Series X preferred stock, which are convertible into 111,111,111 shares of our common stock, and Columbia owned 15,000 shares of our Series Y preferred stock, which are convertible into 30,000,000 shares of our common stock.

     We have valued the 12,950,000 warrants issued to the Guarantors at $0.514 each for a total of $6,656,300. The valuation was performed using a Black Scholes valuation model with the following assumptions: (i) a risk free interest rate of 4.01% (ten-year Treasury rate), (ii) a zero dividend yield, (iii) a ten year expected life, (iv) an expected volatility of 153%, (v) an option exercise price of $0.50 and (vi) a current market price of $0.52 (the closing price of our common stock on February 3, 2003). Since the warrants were issued in consideration for loan guarantees, which enabled us to secure financing at below market interest rates, we recorded the value of the warrants as a deferred financing cost on February 3, 2003, which will be amortized to interest expense over the remaining term of the loan (approximately 57 months) using the "Interest Method" of amortization.

     On February 3, 2003, we borrowed $6,100,000 under our bank Credit Agreement. The loan bears interest, payable monthly in arrears at the bank's "base rate" and any unpaid principal balance will automatically convert to a term loan on December 12, 2004, after which principal payments (together with accrued interest on the unpaid principal balance) will be required in 12 equal installments payable at the end of each calendar quarter commencing on December 31, 2004.

     In 2000, 2001 and 2002, net cash used in our operating activities was approximately $74,986,000, $62,990,000 and $17,706,000, respectively. This cash was used for a variety of operating expenses, including salaries, consulting and legal expenses, network operations, sales and marketing and overhead expenses.

     Net cash used in investing activities in 2000, 2001 and 2002, was approximately $60,225,000, $2,921,000 and $2,368,000, respectively. For the year ended December 31, 2000, approximately

$55,943,000 was used primarily for the purchases of equipment and payment of collocation costs and approximately $14,049,000 was used for acquisitions and investments, excluding approximately $3,508,000 which was payable by us to selling stockholders at future dates. These expenditures were partially offset by proceeds from the sale of marketable securities of approximately $13,274,000. For the year ended, December 31, 2001, approximately $5,345,000 was used primarily for the purchase of equipment and approximately $1,797,000 was used for the acquisition of subscriber lines. These expenditures were partially offset by approximately $456,000 in proceeds from sale of equipment and a $3,765,000 decrease in restricted cash, primarily resulting from our settlement of holdback payments attributable to acquisitions. For the year ended, December 31, 2002, approximately $1,647,000 was used primarily for the purchase of equipment and approximately $1,150,000 was used for acquisition of subscriber lines. These expenditures were partially offset by approximately $85,000 in proceeds from sale of equipment and a $344,000 decrease in restricted cash, primarily resulting from our settlement of holdback payments attributable to acquisitions.

     The development and expansion of our business has required significant capital expenditures. Capital expenditures, including collocation fees, were approximately $55,943,000, $5,345,000 and $1,647,000 for the years ended December 31, 2000, 2001 and 2002, respectively. The actual amounts and timing of our future capital expenditures will vary depending on the speed at which we expand our network and implement service for our customers. As a result of our decision to suspend further deployment of our network, our planned capital expenditures for 2003 are currently expected to be primarily for the purchase and installation at our customers' sites of the equipment necessary for us to provide our services, as well as for the continued development of our network and operational support systems. We currently anticipate spending approximately $1,000,000 to $1,500,000 for capital expenditures, excluding acquisitions, during the year ending December 31, 2003. The actual amounts and timing of our capital expenditures could differ materially both in amount and timing from our current plans.

     Our independent accountants have noted in their report that our sustained operating losses raise substantial doubt about our ability to continue as a going concern. We believe that our existing cash and cash equivalents, cash expected to be generated from operations and funds available under our bank Credit Agreement, will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements into the third quarter of 2003. We intend to use our cash resources to finance our capital expenditures and for working capital and other general corporate purposes. We may also use a portion of these cash resources to acquire complementary businesses, subscriber lines or other assets. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including market acceptance of our services, revenue growth, planned capital expenditures, cash generated from operations, improvements in operating productivity, the extent and timing of entry into new markets and availability and prices paid for acquisitions.

     Additional financing will be required during 2003. We do not believe that our operations will generate sufficient cash to finance our 2003 requirements. As a result, we will need to raise additional financing through some combination of borrowings, leasing, vendor financing and the sale of equity or debt securities. These capital requirements may vary based upon the timing and the success of implementation of the our business plan or if:

     o demand for our services or our cash flow from operations is less than or more than expected;

     o    our plans or projections change or prove to be inaccurate;

     o    we make acquisitions;

     o    we alter the schedule or targets of our business plan implementation;
          or

     o    we curtail, reorganize, discontinue or shut down our operations.

     There can be no assurance that we will be able to raise sufficient additional debt, equity or other capital on acceptable terms, if at all. If we are unable to obtain adequate funds, we may not be able to continue to operate our network, respond to competitive pressures or fund our operations. As a result, we may be required to significantly reduce, reorganize, discontinue or shut down our operations. Our financial statements do not include any adjustments that might result from this uncertainty.

     Our financial performance will vary, and when we achieve profitability or become cash flow positive will depend on a number of factors, including:

     o development of the high-speed data communications industry and our ability to compete effectively;

     o    amount, timing and pricing of customer revenue;

     o availability, timing and pricing of acquisition opportunities, and our ability to capitalize on such opportunities;

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

     On July 22, 2002, the Nasdaq Stock Market, Inc. ("Nasdaq") transferred the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. We applied for such transfer as a result of our non-compliance with Nasdaq's Marketplace Rule 4450(a)(5), which required us to maintain a bid price of $1.00 per share for at least 10 consecutive trading days during the last ninety day period prior to July 17, 2002 in order to remain qualified for listing on the Nasdaq National Market. On October 16, 2002, Nasdaq notified us that, while we had not regained compliance by October 15, 2002 with the $1.00 bid price per share requirement generally required for continued listing on the Nasdaq SmallCap Market, we did continue to meet the initial listing requirements for the Nasdaq SmallCap Market under Rule 4310(c)(2)(A). As a result, we had an additional 180 calendar days, or until April 14, 2003, to comply with the minimum bid price of $1.00 per share for 10 consecutive trading days, or such greater number of trading days as Nasdaq may determine, in order to remain listed on the Nasdaq SmallCap Market. On March 11, 2003, the Nasdaq amended its rules to provide that a company that satisfies the initial listing requirements for the Nasdaq SmallCap Market under Rule 4310(c)(2)(A) would have an additional 90 days (over the 180 days already contemplated by the Nasdaq SmallCap Market rules) to comply with the minimum bid price of $1.00 per share. As a result, if we do not satisfy the minimum bid price of $1.00 per share on April 14, 2003, but satisfy the Nasdaq SmallCap Market initial listing requirements, we will have until July 13, 2003 to satisfy the minimum bid price of $1.00 per share. As of March 27, 2003, we satisfied the initial listing requirements for the Nasdaq SmallCap Market, but there can be no assurance that we will satisfy these requirements on April 14, 2003. If we can neither comply with the minimum bid price requirements nor satisfy the initial Nasdaq SmallCap listing requirements on April 14, 2003, Nasdaq will provide us notice that our common stock will be de-listed from the Nasdaq SmallCap Market. In addition, if we satisfy the initial Nasdaq SmallCap listing requirements on April 14, 2003 but are unable to satisfy the minimum bid price requirements by July 13, 2003, Nasdaq will provide us notice that our common stock will be de-listed from the Nasdaq SmallCap Market. In each case, we would have the opportunity to appeal such determination to a Listings Qualifications Panel. There can be no assurance that we will be able to comply with the minimum bid price requirement by April 14, 2003 or July 13, 2003, if at all, or that we will continue to satisfy the other listing requirements of the Nasdaq SmallCap Market.

     Nasdaq has indicated that it intends to submit proposed rules changes to the SEC which would, among other things, further extend the number of days during which a company that satisfies the initial listing requirements of the Nasdaq SmallCap Market may continue to be listed on such market without complying with the $1.00 minimum bid price requirement. There can be no assurance that Nasdaq will submit this proposed rule change to the SEC or that the SEC will approve this proposed rule change, if at all, in time to delay the possible delisting of our common stock from the Nasdaq SmallCap Market. In addition, there can be no assurance that we will continue to satisfy the initial listing requirements of the Nasdaq SmallCap Market.

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

     The following table sets forth the unaudited pro forma impact of SAB No. 101 adoption on previously reported quarterly revenue and the unaudited revenue as adjusted for each quarter of the year 2000:

                            Revenue as
                            Originally         Effect of         Revenue
     Quarter Ended           Reported         SAB No. 101      as Adjusted
     -------------           --------         -----------      -----------
     March 31, 2000        $  1,737,306      $  (333,176)      $  1,404,130
     June 30, 2000         $  3,785,626      $  (279,760)      $  3,505,866
     September 30, 2000    $  5,860,857      $   (97,128)      $  5,763,729
     December 31, 2000     $  7,140,599      $   (24,914)      $  7,115,685

     In June 2001, Statement of Financial Accounting Standards No. 141, "BUSINESS COMBINATIONS" ("SFAS") No. 141 and SFAS No. 142 "GOODWILL AND OTHER INTANGIBLE ASSETS" were issued. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired must meet to be recognized and reported separately from goodwill. The Company does not anticipate that adoption of SFAS No. 141 will have any material effect on our financial position or results of operations.

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

     In August 2001, SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" was issued. SFAS 144 supersedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF" and supercedes and amends certain other accounting pronouncements. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues associated with SFAS No. 121. Among other things, SFAS No. 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have an impact on our financial position and results of operations in 2002.

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

     In December 2002, SFAS No. 148 "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF SFAS No.123" was issued. SFAS No.148 amends SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS NO. 148 amends the disclosure requirements of SFAS NO. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted these amended disclosure requirements in Note 12 to the Notes to Consolidated Financial Statements under the heading "Employee Stock Option Plan" and will implement the required interim disclosures beginning in the first quarter of 2003.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS," ("FIN 45"). FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The disclosure requirements of FIN 45 are effective for all financial statements issued after December 15, 2002. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

     In January 2003, the FASB issued Interpretation No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51," ("FIN 46"). FIN 46 requires all Variable Interest Entities ("VIEs") to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, FIN 46 expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interest, but not the majority. The disclosure requirements of FIN 46 are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material adverse impact on our financial position, results of operations or cash flows at this time.

                                  RISK FACTORS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND CERTAIN OTHER INFORMATION

     Some of the statements under "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business" and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements. We make such forward-looking statements under the provisions of the "Safe Harbor" section of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial or business performance and are identified by terminology such as "may", "might", "will", "should", "expect", "scheduled", "plan", "intend", "anticipate", "believe", "estimate", "project" "potential", or "continue" or the negative of such terms or other comparable terminology. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors". Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation, and disclaim any obligation, to update or revise the information contained in this Annual Report on Form 10-K, whether as a result of new information, future events or circumstances or otherwise.

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

WE HAVE INCURRED LOSSES AND HAVE EXPERIENCED NEGATIVE OPERATING CASH FLOW TO DATE AND EXPECT OUR LOSSES AND NEGATIVE OPERATING CASH FLOW TO CONTINUE

     We have incurred significant losses and experienced negative operating cash flow for each month since our formation. We expect to continue to incur significant losses and negative operating cash flow in 2003. If our revenue does not grow as expected or capital and operating expenditures exceed our plans, our business, prospects, financial condition and results of operations will be materially adversely affected. Based on our current plans and projections, we believe our existing cash and cash equivalents, together with the cash expected to be generated from operations and funds available under our bank Credit Agreement, will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements into the third quarter of 2003. There can be no assurance that we will be able to raise sufficient additional debt, equity or other capital on acceptable terms, if at all. In addition, we cannot be certain if or when we will be profitable or if or when we will generate positive operating cash flow. Our independent accountants have noted in their report that our sustained operating losses raise substantial doubt about our ability to continue as a going concern.

WE MUST OBTAIN ADDITIONAL FINANCING IN 2003 IF WE ARE TO CONTINUE OPERATING OUR BUSINESS

     Additional financing will be required during 2003. We expect our operating losses, net operating cash outflows and capital expenditures to continue during 2003. Our independent accountants have noted in their report that our sustained operating losses raise substantial doubt about our ability to continue as a going concern. We believe that our existing cash and cash equivalents and cash generated from operations will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements into the third quarter of 2003. We do not believe that our operations alone will generate sufficient cash to finance our requirements. As a result, we need to raise financing through some combination of borrowings, leasing, vendor financing and the sale of equity or debt securities. Our capital requirements may vary based upon the timing and the success of implementation of our business plan and as a result of regulatory, technological and competitive developments or if:

     o demand for our services or our cash flow from operations is less than or more than expected;

     o    our plans or projections change or prove to be inaccurate;

     o    we make acquisitions;

     o we accelerate or delay integration of acquired assets or otherwise alter the schedule or targets of our business plan implementation; or

     o    we curtail, reorganize, discontinue or shut down our operations.

     We cannot assure you that we will be able to raise sufficient debt or equity capital on terms that we consider acceptable, if at all. If we are unable to obtain adequate funds, we may not be able to operate our network, respond to competitive pressures or fund our operations. Ultimately, we may be required to significantly reduce or discontinue our operations.

OUR INDEPENDENT ACCOUNTANTS HAVE RAISED QUESTIONS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN IN THEIR REPORT ON OUR AUDITED FINANCIAL STATEMENTS, WHICH MAY HAVE AN ADVERSE IMPACT ON OUR ABILITY TO RAISE ADDITIONAL CAPITAL AND ON OUR STOCK PRICE

     Our independent accountants have included in their report on our audited financial statements an explanatory paragraph relating to our ability to continue as a going concern. This explanatory paragraph includes the following language: "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has have experienced sustained operating losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty." The inclusion of this explanatory paragraph in the report of our independent accountants may have an adverse impact on our ability to raise additional capital and on our stock price. We cannot assure you that we will be able to continue as a going concern.

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

WE MAY BE SUBJECT TO RISKS ASSOCIATED WITH ACQUISITIONS

     We may not be able to compete successfully for acquisition opportunities, operate the acquired assets or businesses profitably or otherwise implement successfully our acquisition strategy. We have made a number of asset and business acquisitions. We intend to continue to seek additional opportunities for further acquisitions, which we believe represents a distinct market opportunity to accelerate growth.

We continuously identify and evaluate acquisition candidates and in many cases engage in discussions and negotiations regarding potential acquisitions. Our discussions and negotiations may not result in any acquisitions. There is significant competition for acquisition opportunities in our business. As the consolidation in our industry continues, this competition may intensify and increase the costs of capitalizing on such opportunities. We compete for acquisition opportunities with companies that have significantly greater financial and management resources. Also, all or part of the purchase price of any future acquisition may be paid in cash, thus depleting our cash resources. In addition, an acquisition, including our recent acquisition of assets and operations of Network Access Solutions Corporation, may not produce the revenue, earnings, cash flows or business synergies that we anticipate, and an acquired asset or business might not perform as we anticipated. Any such event may delay the time at which we expect to achieve profitability or positive cash flows. Further, if we pursue any future acquisition, our management could spend a significant amount of time and effort in identifying and completing the acquisition and may be distracted from the operation of our business. We will also have to devote a significant amount of management resources to integrating any acquired businesses, including the recently acquired Network Access Solutions operations, with our existing operations, and that may not be successful.

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

OUR FAILURE TO MAINTAIN THE NECESSARY INFRASTRUCTURE TO SUPPORT OUR BUSINESS AND TO MANAGE OUR GROWTH COULD STRAIN OUR RESOURCES AND ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL PERFORMANCE

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

IF WE FAIL TO RETAIN OUR EMPLOYEES OR RECRUIT QUALIFIED PERSONNEL IN A TIMELY MANNER, WE WILL NOT BE ABLE TO EXECUTE OUR BUSINESS PLAN AND OUR BUSINESS WILL BE HARMED

     To execute our business plan, we need to hire and retain qualified personnel, particularly sales and marketing, engineering and other technical personnel. If we are unable to retain our employees or recruit qualified personnel in a timely manner, we will not be able to execute our business plan. The reductions in workforce that we made in 2000, 2001 and 2003, and the competitive nature of our industry, may make it difficult to hire qualified personnel on a timely basis and to retain our employees.

DISAPPOINTING QUARTERLY REVENUE, OPERATING RESULTS OR OPERATING STATISTICS COULD CAUSE THE PRICE OF OUR COMMON STOCK TO FALL

     Our quarterly revenue, operating results and operating statistics are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenue, operating results or operating statistics fall below the expectations of investors or security analysts, the price of our common stock could fall substantially. Our quarterly revenue, operating results and operating statistics may fluctuate as a result of a variety of factors, many of which are outside our control, including:

     o    the timing and success of acquisitions, if any;

     o the timing of the rollout of our services and any additional infrastructure, and the amount and timing of expenditures relating thereto;

     o    regulatory developments;

     o the rate at which we are able to attract customers and our ability to retain these customers at sufficient aggregate revenue levels;

     o    the availability of financing;

     o    technical difficulties or network service interruptions; and

     o the introduction of new services or technologies by our competitors and resulting pressures on the pricing of our service.

THE FAILURE OF OUR CUSTOMERS TO PAY THEIR BILLS ON A TIMELY BASIS COULD ADVERSELY AFFECT OUR CASH FLOW

Our target customers consist mostly of small and medium sized businesses. We bill and collect numerous relatively small customer accounts. We may experience difficulty in collecting amounts due on a timely basis. In addition, with the acquisition of the Network Access Solutions business on January 10, 2003, we acquired a number of subscribers whom we service indirectly through various Internet service providers. We sell our services to such Internet service providers who then resell such services. We therefore expect to have increased exposure and concentration of credit risk pertaining to such Internet service providers during 2003 and beyond. Our failure to collect accounts receivable owed to us by our customers on a timely basis could have a material adverse effect on our business, financial condition and cash flow.

WE DEPEND ON WHOLESALE DSL AND T1 PROVIDERS, SOME OF WHOM ARE COMPETITORS, TO PROVIDE US WITH LOCAL FACILITES IN AREAS WHERE WE HAVE NOT DEPLOYED OUR OWN EQUIPMENT

     In markets where we have not deployed our own local DSL and T1 equipment, we utilize local facilities from wholesale providers, including Covad Communications, in order to provide service to our end-user customers. In these cases, we are dependent upon these wholesale carriers to provide, or arrange the provision of, the equipment and on-site wiring required to provide local DSL or T1 services to our end-user customers, as well as to provide and maintain the local DSL or T1 line. In general, these carriers may terminate the service they provide to us with little or no notice. These carriers may not continue to provide us with acceptable local services for our customers on the scale, at the price levels and within the time frames we require, or at all. If we are unable to obtain acceptable services from these wholesale carriers or they terminate the service they provide us, we may be required to install our own equipment in a central office and provide and install new equipment for our customers, or arrange for another wholesale carrier to do so. Obtaining space and provisioning equipment in a new central office is a lengthy and costly process. We cannot assure you that we, or another carrier with whom we work, would be able to obtain the space required in a central office on a cost effective basis, if at all, or that we could provide services to such customers on a timely basis. Our failure to install and provide services to customers on a timely basis, or the disruption in the services provided to our customers, would likely result in the loss of many, if not all, of the customers in the affected locations, and could result in claims brought by these customers against us. This could have a material adverse effect on our competitive position, business, results of operations, financial position and prospects.

     Certain wholesale providers with whom we work offer services that compete with ours, or have other customers whose services compete with ours. Such competing interests may affect the ability or willingness of these providers to provide us with acceptable services on acceptable terms. In addition, certain of these providers are relatively young companies that are facing substantial operational and financial challenges. The operational success and abilities of these carriers to operate their businesses could materially affect our business. The failure of any of these companies could cause us to lose customers and revenue, expose us to claims and otherwise have a material adverse effect on our competitive position, business, results of operations, financial position and prospects.

OUR SERVICES ARE SUBJECT TO FEDERAL, STATE AND LOCAL REGULATION, AND CHANGES IN LAWS OR REGULATIONS COULD ADVERSELY AFFECT THE WAY WE OPERATE OUR BUSINESS

     The facilities we use and the services we offer are subject to varying degrees of regulation at the federal, state and local levels. Changes in applicable laws or regulations could, among other things, increase our costs, restrict our access to the network elements and central offices of the traditional local telephone companies, or restrict our ability to provide our services. For example, the 1996 Telecommunications Act, which, among other things, requires traditional local telephone companies to unbundle network elements and to allow competitors to locate their equipment in the traditional local telephone companies' central offices, is the subject of ongoing proceedings at the federal and state levels, litigation in federal and state courts, and legislation in federal and state legislatures. For example, the FCC voted in February 2003 to amend its regulations in many key respects that could have a significant adverse impact on our business, and it is also considering substantial reductions or even elimination of the obligation of the traditional local telephone companies to provide network elements to competitors such as us for use for high-speed data services. Pending or expected legislative proposals in Congress and state legislatures could, if adopted, also have the effect of reducing the obligations of the traditional local telephone companies on which we rely. Adoption of this legislation, or of some of the regulatory changes being considered by the FCC, could have severe adverse consequences for our business. We cannot predict the outcome of the various proceedings, litigation and legislation or whether or to what extent these proceedings, litigation and legislation may adversely affect our business and operations.

     Decisions by the FCC and state telecommunications regulators will determine some of the terms of our relationships with traditional telecommunications carriers, including the terms and prices of interconnection agreements, and access fees and surcharges on gross revenue from interstate and intrastate services. State telecommunications regulators determine whether and on what terms we will be authorized to operate as a competitive local exchange carrier in their state. In addition, local municipalities may require us to obtain various permits that could increase the cost of services or delay development of our network. Future federal, state and local regulations and legislation may be less favorable to us than current regulations and legislation and may adversely affect our businesses and operations. See "Item 1 - Business-Governmental Regulations".

OUR SUCCESS DEPENDS ON NEGOTIATING AND ENTERING INTO INTERCONNECTION AGREEMENTS WITH TRADITIONAL LOCAL TELEPHONE COMPANIES

     We must enter into and renew interconnection agreements with traditional local telephone companies in each market in which we deploy our own DSL equipment. These agreements govern, among other things, the price and other terms regarding our location of equipment in the offices of the traditional local telephone companies, known as central offices, and our lease of copper telephone lines that connect those central offices to our customers. We have entered into agreements with BellSouth, Cincinnati Bell, Frontier, SBC Communications, Qwest, Sprint, Verizon or their subsidiaries, which govern our relationships in 49 states and the District of Columbia. Delays in obtaining or renewing interconnection agreements would delay our entrance into new markets and could have a material adverse effect on our business and prospects. In addition, disputes have arisen, and will likely arise in the future, regarding the interpretation of these interconnection agreements. These disputes have, in the past, delayed the deployment of our network. Our interconnection agreements generally have limited terms of one to two years and we cannot assure you that new agreements will be negotiated on a timely basis, if at all, or that existing agreements will be extended on terms favorable to us. Interconnection agreements must be approved by state regulators and are also subject to oversight by the FCC and the courts. These governmental authorities may modify the terms or prices of our interconnection agreements in ways that could adversely affect our ability to deliver service and our business and results of operations.

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

OUR SUCCESS DEPENDS ON TRADITIONAL LOCAL TELEPHONE COMPANIES PROVIDING ACCEPTABLE TRANSMISSION FACILITIES AND COPPER TELEPHONE LINES

     We interconnect with and use the networks of traditional local telephone companies to provide services to our customers in the markets where we have deployed our own DSL equipment. In markets where we utilize the local DSL facilities of other carriers to provide our service, those carriers must interconnect with and use the networks of traditional local telephone companies to provide this service. We cannot assure you that these networks will be able to meet the telecommunications needs of our customers or maintain our service standards. We also depend on the traditional local telephone companies to provide and maintain their transmission facilities and the copper telephone lines between our network and our customers' premises. The FCC's decision in February 2003 to exempt the traditional local telephone companies from their obligation to provide access to certain loop transmission facilities that use fiber or new technologies to competitors such as us may incent the traditional local telephone companies to modify, characterize or replace their facilities in ways that would qualify them for this exemption and thereby preclude us from accessing these facilities. Our dependence on traditional local telephone companies could cause delays in establishing our network and providing our services. Any such delays could have a material adverse effect on our business. We, or the other carriers with which we work, lease copper telephone lines running from the central office of the traditional local telephone companies to each customer's location. In many cases, the copper telephone lines must be specially conditioned by the telephone company to carry digital signals. We may not be able to obtain a sufficient number of acceptable telephone lines on acceptable terms, if at all. Traditional telephone companies often rely on unionized labor and labor-related issues have in the past, and may in the future, adversely affect the services provided by the traditional telephone companies.

WE COMPETE WITH THE TRADITIONAL LOCAL TELEPHONE COMPANIES ON WHICH WE DEPEND

     Most of the traditional local telephone companies, including those created by AT&T's divestiture of its local telephone service business, offer DSL-based services. In addition, these companies also currently offer high-speed data communications services that use other technologies, including T1 services. Consequently, these companies have certain incentives to delay:

     o    our entry into, and renewals of, interconnection agreements with them;

     o our access to their central offices to install our equipment and provide our services;

     o providing acceptable transmission facilities and copper telephone lines; and

     o    our introduction and expansion of our services.

Any such delays would negatively impact our ability to implement our business plan and harm our competitive position, business and prospects.

     In addition, the other carriers whose local facilities we utilize in markets where we have not deployed our own equipment also compete with the traditional local telephone companies and rely on these companies for the same facilities and services that we do. Any delay in the provision of acceptable transmission facilities and copper telephone lines provided by the traditional local telephone companies to these carriers which are used in the provision of our service could negatively impact our ability to implement our business plan and harm our competitive position, business and prospects.

     Competition from the traditional local telephone companies offering DSL, T1 or other competitive high-speed data communications services in a specific market may adversely impact our ability to obtain customers in that area and harm our competitive position, business and prospects. These companies have established brand names and reputations for high quality in their service areas, possess sufficient capital to deploy broadband equipment rapidly, have their own copper telephone lines and can bundle digital data services with their existing voice services to achieve a competitive advantage in serving customers. In addition, we depend upon these traditional local telephone companies to provide us access to their central offices and to individual elements of their networks. As a result, they can significantly influence the actual and perceived reliability, quality and timeliness of our services in their service areas. The perceived relative stability of the traditional local telephone companies, particularly in light of the failure of certain competitive telephone companies and the financial and operational issues surrounding other such companies, provides the traditional local telephone companies a significant competitive advantage.

WE DEPEND ON LONG DISTANCE CARRIERS TO CONNECT OUR NETWORK

     Data is transmitted across our network via transmission facilities that we lease from long distance carriers, including WorldCom and AT&T. Failure of these carriers to provide service or to provide quality service may interrupt the use of our services by our customers. The service provided by these carriers has been interrupted in the past, which has affected the services we provide to our customers. We cannot be sure that this service will not be interrupted in the future.

     In addition, WorldCom has filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. While WorldCom has continued with its current operations since filing its voluntary petition to reorganize in June 2001, and has announced that it expects to continue with its current operations without adverse impact on its customers, it may not be able to do so. We believe that we could transition the data transport services currently supplied by WorldCom to alternative suppliers in thirty to sixty days, should WorldCom announce discontinuance of such services. However, were WorldCom to discontinue such services without providing sufficient advance notice (at least sixty days), we might not be able to transition such services in a timely manner, which could disrupt service provided by us to certain of our customers. This could result in the loss of revenue, loss of customers, claims brought against us by our customers, or could otherwise have a material adverse effect on us. Even were WorldCom to provide adequate notice of any such discontinuation of service, there can be no assurance that we would be able to transition such service without a material adverse impact on us or our customers, if at all, or that such discontinuation of service would not otherwise have a material adverse effect on us.

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

     The high-speed data communication services market is intensely competitive. If we are unable to compete effectively, our business, prospects, financial condition and results of operations would be adversely affected. We expect the level of competition to intensify in the future, due, in part, to increasing consolidation in our industry. Our competitors use various high speed communications technologies for local access connections such as integrated services digital network, or ISDN, frame relay, T1, DSL services and wireless, satellite-based and cable networks. We expect significant competition from:

     o    Other providers of DSL and T1 services, including Covad
          Communications, Speakeasy, Inc. and New Edge Networks;

     o Internet service providers, such as UUNET, EarthLink and MegaPath, which offer high-speed access capabilities, as well as other related products and services;

     o Traditional local telephone companies, including the traditional local telephone companies created by AT&T's divestiture of its local telephone service business, which deploy DSL and T1 services and which provide other high-speed data communications services;

     o National long distance carriers, such as AT&T, Sprint, Williams and WorldCom, some of which are offering competitive DSL and T1 services and other high-speed data communications services;

     o Cable modem service providers, such as AT&T, Comcast and RCN, which are offering high-speed Internet access over cable networks; and

     o Providers utilizing alternative technologies, such as wireless and satellite-based data service providers.

     Many of our current and potential competitors have longer operating histories, greater brand name recognition, larger customer bases and substantially greater financial, technical, marketing, management, service support and other resources than we do. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. See "Item 1. Business-Competition".

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

     We established a $15,000,000 revolving line of credit in December 2002. Availability of funds under this line is subject to the receipt by the bank of certain third-party guarantees. As of March 24, 2003, we had borrowed an aggregate of $6,100,000 under this line. The terms of this line and certain agreements we entered into with guarantors of amounts borrowed under this line contain provisions that could limit our ability to incur additional indebtedness and place other restrictions on our business. We may seek additional debt financing in the future. We may not be able to repay any current or future debt. If we incur additional debt, we will be required to devote increased amounts of our cash flow to service indebtedness. This could require us to modify, delay or abandon the capital expenditures and other investments necessary to implement our business plan.

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

     o conditions or trends in the telecommunications industry, including regulatory or legislative developments;

     o growth of Internet and on-line commerce usage and the Internet and on-line commerce industries;

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

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ SMALLCAP MARKET, WHICH MAY HAVE A MATERIAL ADVERSE IMPACT ON THE PRICING AND TRADING OF OUR COMMON STOCK

     On July 22, 2002, the Nasdaq transferred the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. On October 16, 2002, Nasdaq notified us that, while we had not regained compliance by October 15, 2002 with the $1.00 bid price per share requirement generally required for continued listing on the Nasdaq SmallCap Market, we did continue to meet the initial listing requirements for the Nasdaq SmallCap Market under Rule 4310(c)(2)(A). As a result, we had an additional 180 calendar days, or until April 14, 2003, to comply with the minimum bid price of $1.00 per share for 10 consecutive trading days, or such greater number of trading days as Nasdaq may determine, in order to remain listed on the Nasdaq SmallCap Market. On March 11, 2003, the Nasdaq amended its rules to provide that a company that satisfies the initial listing requirements for the Nasdaq SmallCap Market under Rule 4310(c)(2)(A) would have an additional 90 days (over the 180 days already contemplated by the Nasdaq SmallCap Market rules) to comply with the minimum bid price of $1.00 per share. As a result, if we do not satisfy the minimum bid price of $1.00 per share on April 14, 2003, but satisfy the Nasdaq SmallCap Market initial listing requirements, we will have until July 13, 2003 to satisfy the minimum bid price of $1.00 per share. As of March 27, 2003, we satisfied the initial listing requirements for the Nasdaq SmallCap Market, but there can be no assurance that we will satisfy these requirements on April 14, 2003. If we can neither comply with the minimum bid price requirements nor satisfy the initial Nasdaq SmallCap listing requirements on April 14, 2003, Nasdaq will provide us notice that our common stock will be de-listed from the Nasdaq SmallCap Market. In addition, we if satisfy the initial Nasdaq SmallCap listing requirements on April 14, 2003 but are unable to satisfy the minimum bid price requirements by July 13, 2003, Nasdaq will provide us notice that our common stock will be de-listed from the Nasdaq SmallCap Market. In each case, we would have the opportunity to appeal such determination to a Listings Qualifications Panel. There can be no assurances that we will be able to comply with the minimum bid price requirement by April 14, 2003 or July 13, 2003, if at all, or that we will continue to satisfy the other listing requirements of the Nasdaq SmallCap Market. Nasdaq has indicated that it intends to submit proposed rules changes to the SEC which would, among other things, further extend the number of days during which a company that satisfies the initial listing requirements of the Nasdaq SmallCap Market may continue to be listed on such market without complying with the $1.00 minimum bid price requirement. There can be no assurance that Nasdaq will submit this proposed rule change to the SEC or that the SEC will approve this proposed rule change, if at all, in time to delay the possible delisting of our common stock from the Nasdaq SmallCap Market. In addition, there can be no assurance that we will continue to satisfy the initial listing requirements of the Nasdaq SmallCap Market. If our common stock is delisted by the Nasdaq, it will become more difficult to trade or to obtain accurate and timely quotations to trade our common stock. Furthermore, any delisting of our common stock could depress our stock price or result in a decline in the trading market of our common stock.

A STOCKHOLDER GROUP CONTROLS MOST MATTERS REQUIRING STOCKHOLDER APPROVAL, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK.

     A group of private investment funds affiliated with VantagePoint Venture Partners owns of record approximately 34% of our outstanding common stock, 100% of our outstanding Series X preferred stock and 65% of the combined voting power of all issued and outstanding DSL.net capital stock as of March 18, 2003. As long as at least 50% of the Series X preferred stock owned by VantagePoint remains outstanding, the holders of the Series X preferred stock are entitled to elect a majority of our board of directors, subject to the provisions of a stockholders agreement relating to the election of directors. As a result, subject to the special voting rights of our Series Y preferred stock and the provisions of the stockholders agreement, VantagePoint can control most matters requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale and might affect the market price of our common stock.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of DSL.net, Inc.:


     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of DSL.net, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP
Stamford, CT
February 14, 2003, except for Note 16, as to which the date
is March 26, 2003

                                                     DSL.NET, INC.
                                              CONSOLIDATED BALANCE SHEETS
                                                                                                December 31,
                                                                                      --------------------------------
                                                                                           2001               2002
                                                                                      -------------      -------------
                                           ASSETS
Current assets:
Cash and cash equivalents                                                             $  19,284,985      $  11,317,701
Restricted cash  (Note 2)                                                                   345,773              1,492
Accounts receivable (net of allowances of $3,844,148 and $606,232
at December 31, 2001 and 2002, respectively)                                              5,856,288          4,357,928
Deferred costs                                                                            1,131,031            615,473
Prepaid expenses and other current assets                                                 2,235,201          1,432,459
                                                                                      -------------      -------------
Total current assets                                                                     28,853,278         17,725,053

Fixed assets, net  (Note 3)                                                              36,860,674         23,065,764
Goodwill and other intangible assets  (Note 5)                                           14,741,019         10,656,314
Other assets                                                                                568,931          2,048,812
                                                                                      -------------      -------------
Total assets                                                                          $  81,023,902      $  53,495,943
                                                                                      =============      =============

 LIABILITIES, MANDATORILY REDEEMABLE, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                      $   4,326,642      $   4,620,692
Accrued salaries                                                                            907,444          1,225,106
Accrued liabilities  (Note 14)                                                            9,635,427          4,620,988
Deferred revenue                                                                          3,965,804          3,591,352
Current portion of capital leases payable  (Note 7)                                       2,902,267          2,676,353
Bridge loan payable (Note 6)                                                              3,531,000               --
                                                                                      -------------      -------------
Total current liabilities                                                                25,268,584         16,734,491

Capital leases payable  (Note 7)                                                          4,560,492          1,888,538
                                                                                      -------------      -------------
Total liabilities                                                                        29,829,076         18,623,029
                                                                                      -------------      -------------
Commitments and contingencies  (Note 7)

Preferred stock:  20,000,000 preferred shares authorized (Note 9)
20,000 shares designated as Series X, mandatorily redeemable, convertible preferred stock, $.001 par value; 10,000 and 20,000 shares issued and outstanding as of December 31, 2001 and 2002, respectively (liquidation preference $10,115,233
and $22,315,233 as of December 31, 2001 and 2002, respectively)                             435,930          8,740,517

15,000 shares designated as Series Y, mandatorily redeemable, convertible preferred stock, $.001 par value; 6,469 and 15,000 shares issued and outstanding as of December 31, 2001 and 2002, respectively (liquidation preference $6,475,380
and $16,379,830 as of December 31, 2001 and 2002, respectively)                              34,356          5,381,150

Stockholders' equity  (Note 9)
Common stock, $.0005 par value; 200,000,000 and 400,000,000 shares authorized;
64,851,462 and 64,929,899 shares issued and outstanding                                      32,426             32,465
Additional paid-in capital                                                              300,756,586        305,647,333
Deferred compensation                                                                    (1,667,694)          (437,568)
Accumulated deficit                                                                    (248,396,778)      (284,490,983)
                                                                                      -------------      -------------
Total stockholders' equity                                                               50,724,540         20,751,247
                                                                                      -------------      -------------
Total liabilities, preferred stock and stockholders' equity                           $  81,023,902      $  53,495,943
                                                                                      =============      =============

                     The accompanying notes are an integral part of these consolidated financial statements.

                                                                 58

                                                     DSL.NET, INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Year ended         Year ended         Year ended
                                                                 December 31, 2000  December 31, 2001  December 31, 2002
                                                                   -------------      -------------      -------------
Revenue                                                            $  17,789,410      $  41,969,411      $  45,529,895
                                                                   -------------      -------------      -------------
Operating expenses:
Network (excluding $29,406, $29,408 and
$29,407 of stock compensation, respectively)                          31,650,733         44,588,601         33,947,636
Operations (excluding $383,311, ($153,521) and
$51,912 of stock compensation, respectively)                          31,060,266         45,614,092          7,472,164
General and administrative (excluding $1,805,703, $449,320
and $283,389 of stock compensation, respectively)                     17,974,474         25,229,558         11,402,868
Sales and marketing (excluding $973,802, $876,511 and
$863,043 of stock compensation, respectively)                         25,262,817         13,188,078          6,968,726
Stock compensation                                                     3,192,222          1,201,718          1,227,751
Depreciation and amortization                                         21,132,583         28,042,645         20,332,036
                                                                   -------------      -------------      -------------

Total operating expenses                                           $ 130,273,095      $ 157,864,692      $  81,351,181
                                                                   -------------      -------------      -------------

Operating loss                                                     $(112,483,685)     $(115,895,281)     $ (35,821,286)

Interest income (expense), net                                         6,729,657            455,033           (458,160)
Other (expense) income, net                                               (9,120)           (13,434)           185,241
                                                                   -------------      -------------      -------------

Net loss                                                           $(105,763,148)     $(115,453,682)     $ (36,094,205)
                                                                   =============      =============      =============

Net loss applicable to common stockholders:
Net loss                                                            (105,763,148)      (115,453,682)       (36,094,205)
Dividends on preferred stock                                                --             (121,613)        (3,573,450)
Accretion of preferred stock, net of issuance costs                         --             (348,673)       (10,077,931)
                                                                   -------------      -------------      -------------
Net loss applicable to common stockholders                         $(105,763,148)     $(115,923,968)     $ (49,745,586)
                                                                   =============      =============      =============
Net loss per share, basic and diluted                              $       (1.75)     $       (1.81)     $       (0.77)
                                                                   =============      =============      =============
Shares used in computing net loss per share, basic and diluted        60,593,437         63,938,960         64,857,869
                                                                   =============      =============      =============

               The accompanying notes are an integral part of these consolidated financial statements.

                                                           59

                                                            DSL.NET, INC.
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                   Common Stock          Additional
                                              ----------------------     Paid - In       Deferred      Accumulated
                                                Shares       Amount       Capital      Compensation      Deficit          Total
                                              -----------   --------   -------------   ------------   -------------   -------------
Balance as of December 31, 1999                58,382,196   $ 29,191   $ 141,245,583   $(13,361,940)  $ (27,179,948)  $ 100,732,886
Deferred compensation - stock options                --         --        (6,238,995)     6,238,995            --              --
Amortization of deferred compensation                --         --              --        3,192,222            --         3,192,222
Issuance of common stock - warrants               102,737         51             (51)          --              --              --
Issuance of common stock - employee stock
   purchase plan                                   29,741         14         182,704           --              --           182,718
Issuance of common stock - stock options        1,451,742        727         851,259           --              --           851,986
Issuance of common stock, net of issuance
   costs                                        5,750,000      2,875     141,248,935           --              --       141,251,810
Issuance of common stock - Vector Internet
   Services, Inc. acquisition                     286,392        143       8,968,822           --              --         8,968,965
Net loss                                             --         --              --             --      (105,763,148)   (105,763,148)
                                              -----------   --------   -------------   ------------   -------------   -------------
Balance as of December 31, 2000                66,002,808   $ 33,001   $ 286,258,257   $ (3,930,723)  $(132,943,096)  $ 149,417,439
Deferred compensation - stock options                --         --          (674,670)       674,670            --              --
Amortization of deferred compensation                --         --              --        1,201,718            --         1,201,718
Repurchase of common stock                     (1,538,503)      (769)       (385,872)       386,641            --              --
Issuance of common stock - employee stock
   purchase plan                                   25,383         13          29,993           --              --            30,006
Issuance of common stock - stock options          361,774        181          19,292           --              --            19,473
Beneficial conversion option of preferred
   stock, net of issuance costs                      --         --        15,979,872           --              --        15,979,872
Accrued dividends on preferred stock                 --         --          (121,613)          --              --          (121,613)
Accretion of beneficial conversion option of
   preferred stock, net of issuance costs            --         --          (348,673)          --              --          (348,673)
Net loss                                             --         --              --             --      (115,453,682)   (115,453,682)
                                              -----------   --------   -------------   ------------   -------------   -------------
Balance as of December 31, 2001                64,851,462   $ 32,426   $ 300,756,586   $ (1,667,694)  $(248,396,778)  $  50,724,540
Deferred compensation - stock options                --         --            (2,375)         2,375            --              --
Amortization of deferred compensation                --         --              --        1,227,751            --         1,227,751
Repurchase of common stock                           --         --              --             --              --              --
Issuance of common stock - employee stock
   purchase plan                                   14,000          7           3,993           --              --             4,000
Issuance of common stock - stock options           64,437         32           9,510           --              --             9,542
Beneficial conversion option of preferred
   stock, net of issuance costs                      --         --        18,531,000           --              --        18,531,000
Accrued dividends on preferred stock                 --         --        (3,573,450)          --              --        (3,573,450)
Accretion of beneficial conversion option of
   preferred stock, net of issuance costs            --         --       (10,077,931)          --              --       (10,077,931)
Net loss                                             --         --              --             --       (36,094,205)    (36,094,205)
                                              -----------   --------   -------------   ------------   -------------   -------------
Balance as of December 31, 2002                64,929,899   $ 32,465   $ 305,647,333   $   (437,568)  $(284,490,983)  $  20,751,247
                                              ===========   ========   =============   ============   =============   =============

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                                 60

                                                     DSL.NET, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Year ended         Year ended         Year ended
                                                                December 31, 2000  December 31, 2001  December 31, 2002
                                                                  -------------      -------------      -------------
Cash flows from operating activities:
Net loss                                                          $(105,763,148)     $(115,453,682)     $ (36,094,205)

Reconciliation of net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization                                        21,132,583         28,042,645         20,332,036
Bad debt expense                                                        700,000          2,996,096          2,535,735
Sales credits and allowances                                            590,496          1,498,498          1,181,368
Amortization of deferred debt issuance costs                             58,299             86,259              9,324
Stock compensation expense                                            3,192,222          1,201,718          1,227,751
Restructuring charges for write-down of fixed assets                  1,416,816         29,627,771               --
Impairment charges for write-down of goodwill and investments              --            4,455,397               --
Loss on sales of fixed assets                                              --              131,810             12,702
Write off of equipment                                                     --              229,258            361,737
Net changes in assets and liabilities:
(Increase) in accounts receivable                                    (4,219,149)        (6,656,335)        (2,194,084)
(Increase) / decrease in prepaid and other current assets            (1,052,000)           221,992          1,318,300
(Increase) / decrease in other assets                                (1,055,846)         1,260,101         (1,479,881)
Increase / (decrease) in accounts payable                             2,054,260         (8,859,006)           294,050
Increase / (decrease) in accrued salaries                               729,156           (670,553)           317,662
Increase / (decrease) in accrued expenses                             5,676,441         (2,713,422)        (5,110,769)
Increase / (decrease) in deferred revenue                             1,554,131          1,611,894           (417,519)
                                                                  -------------      -------------      -------------
Net cash used in operating activities                               (74,985,739)       (62,989,559)       (17,705,793)
                                                                  -------------      -------------      -------------
Cash flows from investing activities:
Purchases of property and equipment                                 (55,942,721)        (5,344,788)        (1,647,008)
Proceeds from sales of property and equipment                              --              456,134             84,882
Sales of marketable securities                                       13,274,183               --                 --
Acquisitions of businesses and customer lines                       (13,548,674)        (1,797,328)        (1,149,997)
Other investments                                                      (500,001)              --                 --
(Increase) / decrease in restricted cash                             (3,508,111)         3,765,298            344,281
                                                                  -------------      -------------      -------------
Net cash used in investing activities                               (60,225,324)        (2,920,684)        (2,367,842)
                                                                  -------------      -------------      -------------
Cash flows from financing activities:
Proceeds from equipment credit facility                               2,921,870               --                 --
Proceeds from common stock issuance                                 142,286,514             49,475             13,543
Proceeds from preferred stock issuance and bridge note                     --           19,510,872         15,000,000
Principal payments under notes and capital lease obligations         (3,248,711)        (6,689,030)        (2,907,192)
                                                                  -------------      -------------      -------------
Net cash provided by financing activities                           141,959,673         12,871,317         12,106,351
                                                                  -------------      -------------      -------------
Net increase / (decrease) in cash and cash equivalents                6,748,610        (53,038,926)        (7,967,284)
Cash and cash equivalents at beginning of period                     65,575,301         72,323,911         19,284,985
                                                                  -------------      -------------      -------------
Cash and cash equivalents at end of period                        $  72,323,911      $  19,284,985      $  11,317,701
                                                                  =============      =============      =============
Supplemental disclosure:
Cash paid: interest                                               $   1,477,168      $   1,372,308      $     819,192
                                                                  =============      =============      =============
Fixed assets financed under capital leases                        $  10,292,727      $        --        $        --
                                                                  =============      =============      =============
Fixed asset purchases included in accounts payable                $   8,136,269      $     455,263      $     485,470
                                                                  =============      =============      =============

                The accompanying notes are an integral part of these consolidated financial statements.

                                                          61

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   FORMATION AND OPERATIONS OF THE COMPANY

     DSL.net, Inc. (the "Company") was incorporated in Delaware on March 3, 1998 and operations commenced March 28, 1998. The Company provides dedicated high-speed data communications, Internet access and related services, primarily using digital subscriber line (DSL) technology.

     The Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the year ended December 31, 2002, the Company incurred operating losses of $35,821,286 and negative operating cash flows of $17,705,793 that were financed primarily by proceeds from equity issuances. The Company had accumulated deficits of $248,396,778 and $284,490,983 at December 31, 2001 and 2002, respectively. The Company expects its operating losses, net operating cash outflows and capital expenditures to continue through 2003.

     As reflected in the accompanying financial statements, in December 2000, the Company initiated a new business plan strategy to reduce its losses and to conserve its cash. The Company implemented its plan by undertaking various restructuring actions (Note 15). The Company has successfully completed rounds of private equity and bridge financing totaling approximately $35 million as follows: approximately $20 million in the fourth quarter of 2001, $10 million in March 2002 and $8.5 million in May 2002 (which, after cancellation of the bridge loans, yielded net proceeds of approximately $5 million) (Note 9). The Company's independent accountants have noted in their report that the Company's sustained operating losses raise substantial doubt about its ability to continue as a going concern. The Company believes that its existing cash and cash equivalents, cash expected to be generated from operations, and funds available under its bank credit agreement, will be sufficient to fund its operating losses, capital expenditures, lease payments and working capital requirements into the third quarter of 2003. The Company intends to use its cash resources to finance its capital expenditures and for working capital and other general corporate purposes. The Company may also use a portion of these cash resources to acquire complementary businesses, subscriber lines or other assets. The amounts actually expended for such purposes will vary significantly depending on a number of factors, including market acceptance of the Company's services, revenue growth, planned capital expenditures, cash generated from operations, improvements in operating productivity, the extent and timing of entry into new markets and availability and prices paid for acquisitions.

     Additional financing will be required during 2003. The Company does not believe that its operations will generate sufficient cash to finance its 2003 requirements. As a result, the Company will need to raise additional financing through some combination of borrowings (including borrowings under the bank credit facility described in Notes 6 and 16), leasing, vendor financing and the sale of equity or debt securities. These capital requirements may vary based upon the timing and the success of implementation of the Company's business plan or if:

     o demand for the Company's services or its cash flow from operations is less than or more than expected;

     o    plans or projections change or prove to be inaccurate;

     o    the Company makes acquisitions;

     o the Company alters the schedule or targets of its business plan implementation; or

     o the Company curtails, reorganizes, discontinues or shuts down its operations.

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Significant accounting policies followed in the preparation of these financial statements are as follows:

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the transactions and balances of DSL.net, Inc. and its wholly owned subsidiaries, including DSLnet Communications, LLC, DSLnet Communications VA, Inc., Tycho Networks, Inc. and Vector Internet Services, Inc. All material intercompany transactions and balances have been eliminated.

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

     The Company evaluates its estimates on an on-going basis. The most significant estimates relate to revenue recognition, goodwill and other long-lived assets, the allowance for doubtful accounts, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

RESTRICTED CASH

     Restricted cash at December 31, 2001 of $345,773 represented cash restricted primarily for future amounts due in connection with acquisitions, subject to any post-closing adjustments. Restricted cash at December 31, 2002 of $1,492 represented the balance of unvested amounts of the Company's share of

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

matching contributions for terminated employees in the Company's 401K plan. This cash is restricted for future funding of matching contributions to the Company's 401K plan.

CONCENTRATION OF CREDIT RISK AND CONCENTRATION OF DATA TRANSMISSION SERVICE PROVIDERS

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The Company's cash and investment policies limit investments to short-term, investment grade instruments. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base. No individual customer accounted for more than 5% of the Company's revenue for the years ended December 31, 2002, 2001 or 2000, respectively.

     The Federal Deposit Insurance Corporation's ("FDIC") maximum insurance against bank failures for deposits is $100,000 per institution. The Company's funds, maintained at its banking institutions from time to time, exceed the insured amounts. The Company's short-term investment grade instruments generally are not insured by the FDIC.

     In certain markets where the Company has not deployed its own DSL or T1 equipment, the Company utilizes local DSL or T1 facilities from wholesale providers, including Covad Communications, Inc. ("Covad"), in order to provide service to its end-user customers. These wholesale providers may terminate their service with little or no notice. The failure of Covad or any of the Company's other wholesale providers to provide acceptable service on acceptable terms could have a material adverse effect on the Company's operations. There can be no assurance that Covad or other wholesale providers will be successful in managing their operations and business plans.

The Company transmits data across its network via transmission facilities that are leased from certain carriers, including AT&T and MCI WorldCom Communications, Inc. ("WorldCom"). The failure of any of the Company's data transport carriers to provide acceptable service on acceptable terms could have a material adverse effect on the Company's operations. WorldCom, has filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. While WorldCom has continued with its current operations and has announced that it expects to continue with its current operations without adverse impact on its customers, it may not be able to do so. The Company believes that it could transition the data transport services currently supplied by WorldCom to alternative suppliers in thirty to sixty days, should WorldCom announce discontinuance of such services. However, if WorldCom was to discontinue such services without providing sufficient advance notice (at least sixty days), the Company might not be able to transition such services in a timely manner, which could disrupt service provided by the Company to certain of its customers. This could result in the loss of revenue, loss of customers, claims brought against the Company by its customers, or could otherwise have a material adverse effect on the Company. Even if WorldCom was to provide adequate notice of any such discontinuation of service, there can be no assurance that the Company would be able to transition such service without a material adverse impact on the Company or its customers, if at all.

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

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets were amortized on a straight-line basis over the estimated future periods to be benefited, ranging from two to five years. Goodwill represents the excess purchase price over the fair value of identifiable net assets of businesses acquired. Effective January 1, 2002, the Company adopted SFAS No. 142 "GOODWILL AND OTHER INTANGIBLE ASSETS". The Company ceased to amortize $8,482,394 of goodwill in accordance with the provisions of SFAS No. 142. The Company recorded approximately $1,447,121 and $2,483,732 of amortization relating to this goodwill during 2000 and 2001, respectively, and would have recorded an additional $2,483,732 in 2002.

The Company completed its transitional goodwill impairment test during the first quarter of 2002, which did not result in an impairment loss. The Company reviews the recoverability of goodwill annually by comparing the estimated fair values of reporting units with their respective net book values. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying value of goodwill over its implied fair value. The Company completed its annual impairment test as of December 31, 2002 and was not required to recognize a goodwill impairment charge.

OTHER ASSETS

     Other assets include refundable deposits held as security on certain lease obligations and deposits and associated direct costs paid in connection with future acquisitions, subject to any post-closing adjustments. As of December 31, 2001, and 2002, refundable deposits were $568,931 and $1,167,234, respectively, and deposits and associated direct costs paid in connection with future acquisitions, subject to any post-closing adjustments, were $0 and $881,578, respectively.

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

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company primarily sells its services directly to end users mainly consisting of small to medium sized businesses, and consequently, believes that it does not have significant exposure or concentrations of credit risk with respect to any given customer. However, if the country or any region the Company serves, experiences an economic downturn, the financial condition of the Company's customers could be adversely affected, which could result in their inability to make payments. This could require additional provisions for allowances. In addition, a negative impact on revenue related to those customers may occur.

LONG-LIVED ASSETS

      For the fiscal years prior to 2002, the Company applied SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF," which required that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets.

     In August 2001, SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" was issued. SFAS 144 supersedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF" and supercedes and amends certain other accounting pronouncements. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues associated with SFAS No. 121. Among other things, SFAS No. 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. SFAS No. 144 is effective for fiscal years beginning after

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

December 15, 2001. The adoption of SFAS No. 144 on January 1, 2002, has not had a material impact on the Company's financial position and results of operations.

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

     Stock compensation expense includes amortization of deferred compensation and charges related to stock grants. Stock compensation expense for the years ended December 31, 2000, 2001 and 2002 was $3,192,222, $1,201,718 and
$1,227,751, respectively.

    If compensation expenses had been recognized based on the fair value of the options at their grant date, in accordance with SFAS No. 123, the results of operations for the years ended December 31, 2000, 2001 and 2002 would have been as follows:

                                                                   Year ended December 31,
                                                     ---------------------------------------------------
                                                          2000               2001              2002
                                                     -------------      -------------      -------------
Net loss, as reported ..........................     $(105,763,148)     $(115,453,682)     $ (36,094,205)

Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects ...................        (4,468,671)        (3,477,048)        (4,475,524)
                                                     -------------      -------------      -------------
Pro forma under FAS 123 ........................     $(110,231,819)     $(118,930,730)     $ (40,569,729)

Net loss applicable to common stockholders:
   As reported .................................     $(105,763,148)     $(115,923,968)     $ (49,745,586)
   Pro forma under FAS 123 .....................     $(110,231,819)     $(119,401,016)     $ (54,221,110)
Basic and diluted net loss per common share:
   As reported .................................     $       (1.75)     $       (1.81)     $       (0.77)
   Pro forma under FAS 123 .....................     $       (1.82)     $       (1.87)     $       (0.84)

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

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     The following options, warrants and convertible preferred stock were excluded from the calculation of earnings per share since their inclusion would be anti-dilutive for all periods presented:

                                                           Shares of Common Stock
                                                -------------------------------------------
                                                               December 31,
                                                -------------------------------------------
                                                    2000            2001            2002
                                                -----------     -----------     -----------
Options to purchase common stock ..........       7,318,612      13,877,394      23,877,004
Warrants to purchase common
stock .....................................          83,314          83,314      13,033,314

Preferred Series X stock convertible to
common stock ..............................            --        55,555,556     111,111,111
Preferred Series Y stock convertible to
     common stock .........................            --        12,938,000      30,000,000
                                                -----------     -----------     -----------
Total .....................................       7,401,926      82,454,264     178,021,429
                                                ===========     ===========     ===========

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

     The following table sets forth the unaudited pro forma impact of SAB No. 101 adoption on previously reported unaudited revenue as adjusted for each quarter of the year 2000:

                               Revenue as         Effect of           Revenue
     Quarter Ended         Originally Reported   SAB No. 101        as Adjusted
     -------------         -------------------   -----------        -----------
     March 31, 2000            $1,737,306        $ (333,176)        $1,404,130
     June 30, 2000             $3,785,626        $ (279,760)        $3,505,866
     September 30, 2000        $5,860,857        $  (97,128)        $5,763,729
     December 31, 2000         $7,140,599        $  (24,914)        $7,115,685

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "BUSINESS COMBINATIONS" and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." SFAS No. 141 requires companies to account for acquisitions entered into after June 30, 2001 using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be recorded separately from goodwill. This criterion is to be applied to business combinations completed after June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material impact on the Company's financial position or results of operations. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. With the implementation of SFAS No. 142, Company has ceased to amortize $8,482,394 of goodwill. The Company recorded approximately $1,447,121 and $2,483,732 of amortization relating to this goodwill during 2000 and 2001, respectively, and would have recorded an additional $2,483,732 in 2002. In lieu of amortization, the Company made an initial impairment review of its goodwill in January of 2002 and another impairment review in December of 2002. The Company did not record any goodwill impairment adjustments resulting from its impairment reviews. The Company will continue to perform annual impairment reviews, unless a change in circumstances requires a review in the interim.

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

     In December 2002, SFAS No. 148 "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF SFAS No. 123" was issued. SFAS No. 148 amends SFAS No. 123,

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

"ACCOUNTING FOR STOCK-BASED COMPENSATION", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted these amended disclosure requirements in Note 12 to the Notes to Consolidated Financial Statement under the heading "Employee Stock Option Plan" and will implement the required interim disclosures beginning in the first quarter of 2003.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS," ("FIN 45"). FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The disclosure requirements of FIN 45 are effective for all financial statements issued after December 15, 2002. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.

     In January 2003, the FASB issued Interpretation No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51," ("FIN 46"). FIN 46 requires all Variable Interest Entities ("VIEs") to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, FIN 46 expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interest, but not the majority. The disclosure requirements of FIN 46 are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows at this time.

3.   FIXED ASSETS

                                                                 Estimated            December 31,
                                                                  Useful       ---------------------------
                                                                   Lives           2001            2002
                                                                 ---------     -----------     -----------
     Network and computer equipment ........................       5 years     $35,358,514     $35,982,531
     Furniture, fixtures, office equipment and software ....     3-5 years      18,372,726      18,507,135
     Vehicles ..............................................       3 years         175,693         148,257
     Collocation costs .....................................       5 years      12,356,680      12,430,112
                                                                               -----------     -----------
                                                                                66,263,613      67,068,035
     Less-accumulated depreciation and amortization ........                    29,402,939      44,002,271
                                                                               -----------     -----------
                                                                               $36,860,674     $23,065,764
                                                                               ===========     ===========

     As of December 31, 2001 and 2002, the recorded cost of equipment under capital lease was $11,242,703 and $10,275,635, respectively. As of December 31, 2001 and 2002, the cost of equipment under capital lease included in network and computer equipment was $9,860,142 and $8,900,798, respectively. The cost of equipment under capital lease included in furniture, fixtures, office equipment and software as of December 31, 2001 and 2002, was $1,382,561 and $1,374,837,
respectively.

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Accumulated depreciation for this equipment under capital lease was $4,637,658 and $6,416,194 at December 31, 2001 and 2002, respectively.

     As of December 31, 2001 and 2002, the Company had capitalized computer software costs of $9,904,185 and $10,055,241, respectively, and had recorded accumulated amortization expense related to these costs of $6,073,054 and $9,173,056, respectively. Depreciation and amortization expense related to fixed assets was $16,975,382, $20,117,967 and $14,982,598 for the years ended December 31, 2000, 2001 and 2002, respectively.

4.   ACQUISITIONS

     On April 3, 2000, the Company acquired certain assets and liabilities of Trusted Net Media Holdings, LLC ("Trusted Net"). The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The approximate purchase price, including transaction costs, was $2,650,000. The purchase price was recorded as goodwill and was amortized on a straight-line basis over its estimated useful life of five years. During 2001, the remaining unamortized goodwill balance was determined to be impaired and written off (see Note 5). The results of the acquired operations of Trusted Net have been included in the consolidated results of the Company from the date of acquisition.

     On May 26, 2000, the Company acquired Vector Internet Services, Inc. ("VISI"), an Internet solutions provider based in Minneapolis, Minnesota. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The approximate purchase price including transaction costs was $20,421,000. The purchase consideration of the assets acquired and liabilities assumed was allocated based on the fair values as follows: net assets acquired, $130,000; customer base, $7,878,000; and goodwill, $12,413,000. The customer base was valued based on the expected future net cash flows from customers discounted back to the present value taking into account the expected life cycle of the customer relationships. This amount is being amortized on a straight-line basis over its estimated useful life of three years. The excess of the purchase price over the net identifiable assets was recorded as goodwill and had been amortized on a straight-line basis over its estimated useful life of five years. In 2002, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", which became effective January 1, 2002, the Company ceased to amortize approximately $8,482,000 of this goodwill. The Company recorded approximately $1,447,121 and $2,483,732 of amortization during 2000 and 2001 and would have recorded an additional $2,483,732 in 2002. In lieu of amortization, the Company made an initial impairment review and an annual impairment review of this goodwill in January and December 2002, respectively. The Company did not record any goodwill impairment adjustments based on its initial and annual impairment reviews. The results of the VISI operations have been included in the consolidated results of the Company from the date of acquisition.

     In December 2000, the Company announced that it would be participating in the Covad Safety Net program. The program provides customers of certain Internet Service Providers ("ISP's"), whose underlying DSL connection is provided by Covad, an opportunity to maintain their DSL service while switching ISP's. The program was available to customers of financially distressed ISP's who felt their current ISP could no longer adequately provide service to them. Under the program, Covad made referrals to the Company for a fee and subsequently assisted with migrating the customer's service to the Company. During 2001, the Company acquired approximately 1,100 subscriber lines referred by Covad

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

under the Covad Safety Net program, for aggregate fees of approximately $696,000. These customer line acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the subscriber lines acquired based on their estimated fair values at the date of acquisition. This amount is being amortized on a straight-line basis over two years.

     On December 1, 2000, the Company acquired certain assets of Exario Networks, Inc. ("Exario"). The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values at the date of acquisition. The approximate purchase price was $4,563,000, including transaction costs and amounts due to Exario after the closing of approximately $1,561,000 (the "Exario Holdback Amount"). The purchase consideration for the assets acquired from Exario, was allocated based on the fair values of such assets, approximately as follows: net assets acquired, $57,000; and Exario customer base, $4,506,000. The customer base was valued based on the expected future net cash flows from customers discounted back to the present value taking into account the expected life of the customer relationships.

     On April 26, 2001, the Company gave notice to Exario of its intent to pursue an indemnity claim against the Exario Holdback Amount in accordance with the provisions of the Asset Purchase Agreement, dated as of December 1, 2000, between Exario and the Company. The claim, originally estimated at $1,458,000 and subsequently modified to a final settlement amount of $1,415,000, related primarily to a request by the Company for reimbursement of the purchase price paid for those certain subscriber lines acquired from Exario that were on the NorthPoint Communications' network, which ceased operations during the first half of 2001.

     During the first quarter of 2001, the Company reduced the estimated useful life of the Exario subscriber lines, originally estimated at four years, to two years and accordingly amortized the cost of those subscriber lines on a straight-line basis over two years. These subscriber lines were fully amortized at December 31, 2002.

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

     During the quarter ended June 30, 2001, the Company entered into agreements with Covad and Zyan Communications, Inc. ("Zyan"), a California-based ISP which had filed for bankruptcy protection; affording the Company the right to acquire up to 4,800 Zyan subscriber lines whose wholesale circuit connections were being supported by Covad. In accordance with the Covad agreement, the anticipated purchase price of $1,467,000 for these Zyan lines was escrowed at closing and restricted as of June 30, 2001. Ultimately, the Company was able to contract for service with and acquire approximately 2,800 former Zyan customers, for a purchase price of approximately $1,075,000 and as of December 31, 2001 the remaining escrow balance of approximately $392,000 had been returned to the Company. These Zyan customer line acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to subscriber lines acquired based on their estimated fair values at the date of acquisition. This amount is being amortized on a straight-line basis over two years.

     The Company entered into an Asset Purchase Agreement, dated as of January 1, 2002 (the "Broadslate Asset Purchase Agreement"), with Broadslate Networks, Inc. ("Broadslate") for the purchase

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

of business broadband customer accounts and certain other assets, including certain accounts receivable related to the customer accounts, for $800,000, subject to certain adjustments. The Broadslate Asset Purchase Agreement provided for an initial cash payment of $650,000, with $150,000 retained by the Company (the "Broadslate Holdback Amount"), to be paid to Broadslate after a transition period, subject to certain adjustments, as provided for in the Broadslate Asset Purchase Agreement. On March 26, 2002, the Company gave notice to Broadslate of its intent to pursue an indemnity claim against the Broadslate Holdback Amount for the full amount in accordance with the provisions of the Broadslate Asset Purchase Agreement. The claim and final settlement amount of $150,000 was applied to the Broadslate Holdback Amount as follows: (i) approximately $50,000 pertained to the Company's request for reimbursement of a ratable portion of the purchase price paid for certain subscriber lines which were not available for migration to the Company's network, and (ii) approximately $100,000 was for amounts due to the Company from revenue collected by Broadslate, net of related costs, during the customer transition period as provided for in the Broadslate Asset Purchase Agreement. The Broadslate customer line acquisitions were accounted for under the purchase method of accounting and, accordingly, the adjusted purchase price of approximately $750,000 was allocated to the assets acquired based on their estimated fair values at the date of acquisition as follows: approximately $28,000 to net accounts receivable acquired and approximately $722,000 to approximately 520 subscriber lines acquired, which amount is being amortized on a straight-line basis over two years from the date of purchase.

     During the quarter ended September 30, 2002, the Company entered into an Asset Purchase Agreement dated as of July 30, 2002 (the "Abacus Asset Purchase Agreement") with Abacus America, Inc. ("Abacus") for the purchase of broadband subscriber lines. The Abacus Asset Purchase Agreement provided for a cash payment for each successfully migrated broadband customer line, up to a maximum payment of approximately $844,000 and required a purchase price deposit of approximately $211,000. Ultimately, the Company was able to migrate and acquire approximately 1,100 subscriber lines for a purchase price of approximately $543,000. The Abacus subscriber line acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the subscriber lines acquired based on their estimated fair values at the date of acquisition. This amount is being amortized on a straight-line basis over two years from the date of purchase.

     The following table sets forth the unaudited pro forma consolidated financial information of the Company, giving effect to the acquisition of VISI, the acquisition of certain assets of Exario, the acquisition of end users under the Covad Safety Net program and the acquisition of Zyan customers, Broadslate customers, and Abacus customers, as if the transactions occurred at the beginning of the periods presented. Inclusion of Trusted Net's Results would not materially change the reported unaudited pro forma results:

                                                                      Year Ended December 31,
                                                         ---------------------------------------------------
                                                             2000                2001               2002
                                                         -------------      -------------      -------------
Pro forma revenue                                        $  36,650,606      $  48,805,467      $  46,574,919
Pro forma operating loss                                  (110,669,467)      (112,513,705)       (35,144,721)
Pro forma net loss                                        (105,465,597)      (112,993,199)       (35,575,601)
Pro forma net loss applicable to common stockholders     $(105,512,597)     $(113,463,199)     $ (49,227,601)
Pro forma net loss per share, basic and diluted          $       (1.74)     $       (1.77)     $       (0.76)
Shares used in computing pro forma net loss
     per share, basic and diluted                           60,712,751         63,938,960         64,857,869

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     The pro forma results are not necessarily indicative of the actual results of operations that would have been obtained had the acquisitions taken place at the beginning of the respective periods or the results that may occur in the future.

     The revenue attributable to subscriber lines acquired was approximately $6,263,187, $5,326,462 and $2,068,889 for the years ended December 31, 2000,
2001 and 2002, respectively.

     On October 16, 2002, the Company entered into an Asset Purchase Agreement (the "NAS Asset Purchase Agreement") with Network Access Solutions Corporation ("NAS"), certain of its affiliates and Adelman Lavine Gold and Levin, a Professional Corporation, as deposit escrow agent, pursuant to which the Company agreed to acquire network assets and associated subscriber lines of NAS for $7,000,000 in cash (subject to adjustment as specified in the NAS Asset Purchase Agreement) and the assumption of certain liabilities in an aggregate principal amount of no more than $10,000,000. As NAS filed a voluntary petition for Chapter 11 reorganization in June 2002, the NAS Asset Purchase Agreement was subject to the approval of the U.S. Bankruptcy Court for the District of Delaware. On December 11, 2002, the parties amended and restated the NAS Asset Purchase Agreement to provide, among other things, for a purchase price of $14,000,000 consisting of $9,000,000 in cash (subject to adjustment as specified in the NAS Asset Purchase Agreement) and $5,000,000 in a note payable to NAS. The transaction was approved by the Bankruptcy Court in December 2002 and the Company closed the transaction on January 10, 2003 (Note 16).

5.       GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, a goodwill impairment analysis was performed on the Company's recorded goodwill for Tycho and Trusted Net by comparing the carrying value of the goodwill with the expected future net cash flows generated over the remaining useful life of the assets. Since the carrying value was more than the expected future net cash flows due to the under performance of the acquired assets, the goodwill was reduced by approximately $3,155,000 to the net present value of the expected future net cash flows. Of this amount, $2,124,000 related to a reduction in the goodwill for the Company's acquisition of Tycho and $1,031,000 related to a reduction in the goodwill for the Company's acquisition of certain assets of Trusted Net (Note 15).

     In September 2001, a goodwill impairment analysis was again performed on the Company's recorded goodwill for Tycho and Trusted Net by comparing the carrying value of the goodwill with the expected future net cash flows generated over the remaining useful life of the assets. As a result of this analysis, expected future net cash flows were determined to be insignificant and, as the carrying value was more than the expected future net cash flows, the balance of goodwill of approximately $800,000 was written off. Of this amount, approximately $170,000 and $630,000 pertained to reductions in the goodwill of Tycho and Trusted Net, respectively (Note 15).

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     The following table shows the gross and unamortized balances of goodwill and other intangible assets:

                                 December 31, 2001                              December 31, 2002
                   -------------------------------------------     -------------------------------------------
                                   Accumulated                                     Accumulated
                      Gross       Amortization          Net           Gross       Amortization         Net
                      -----       ------------          ---           -----       ------------         ---
Goodwill           $12,413,247     $ 3,930,853     $ 8,482,394     $12,413,247     $ 3,930,853     $ 8,482,394
Customer lists      12,649,510       6,390,885       6,258,625      13,914,243      11,740,323       2,173,920
                   -------------------------------------------     -------------------------------------------
 Total             $25,062,757     $10,321,738     $14,741,019     $26,327,490     $15,671,176     $10,656,314
                   ===========================================     ===========================================

     Amortization expense of goodwill and other intangible assets for the years ended December 31, 2000 and 2001 was $4,158,188 and $7,924,678, respectively. Amortization expense of other intangible assets for the year ended December 31, 2002 was $5,349,438. Accumulated amortization at December 31, 2001 and 2002, was $10,321,738 and $15,671,176, respectively. The future amortization of the unamortized balance of customer lists as of December 31, 2002, is $2,015,560 in 2003 and $158,360 in 2004.

     In accordance with SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", which became effective on January 1, 2002, the Company has ceased to amortize $8,482,394 of goodwill. The Company recorded approximately $1,447,121 and $2,483,732 of amortization relating to this goodwill during 2000 and 2001, respectively, and would have recorded an additional $2,483,732 in 2002. In lieu of amortization, the Company made an initial impairment review of its goodwill in January of 2002 and another impairment review in December of 2002. The Company did not record any goodwill impairment adjustments resulting from its impairment reviews. The Company will continue to perform annual impairment reviews, unless a change in circumstances requires a review in the interim.

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

     The financial covenants relating to the maintenance of certain financial ratios were eliminated in their entirety, the maturity date of the loan was accelerated to August 1, 2001 and certain certificates of deposit equal to the outstanding loan amount were pledged as additional collateral. On August 1, 2001, the Company settled its outstanding loan obligation in full and approximately $37,000 in unamortized deferred costs were written off. Financing costs associated with the Credit Facility of approximately

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

$83,900 were deferred over the four-year life of the facility and term loan. Amortization expense related to the deferred costs for the years ended December 31, 2000 and 2001 was $20,967 and $48,927, respectively.

     In December 2001, in conjunction with the Company's sale of shares of mandatorily redeemable convertible Series Y Preferred Stock (the "Series Y Preferred Stock"), the Company issued short-term promissory notes (the "Promissory Notes") for proceeds of $3,531,000 to the Series Y Preferred Stockholders. The Promissory Notes provided for an annual interest rate of 12%. In May 2002, in accordance with the terms of the Series Y Purchase Agreement, the Company sold an additional 8,531 shares of Series Y Preferred Stock for $5,000,000 in cash and delivery of the Promissory Notes for cancellation. All accrued interest on the Promissory Notes, of approximately $145,000, was forgiven (Note 9).

     The Company entered into a Revolving Credit and Term Loan Agreement, dated as of December 13, 2002 (as amended and in effect from time to time, the "Credit Agreement") with a commercial bank providing for a revolving line of credit of up to $15,000,000 (the "Commitment"). Borrowings under the credit facility may be made in minimum $500,000 increments from time to time up to the Commitment and repayments may be made in minimum $100,000 increments, in each case until the Revolving Credit maturity date of December 12, 2004, at which time all amounts outstanding will convert into a Term Loan payable in 12 quarterly installments commencing on December 31, 2004. The Company may pre-pay amounts due under the Term Loan in increments of $1,000,000 without penalty. Interest is payable on all amounts outstanding under the Credit Agreement in arrears at the end of each calendar quarter at a variable interest rate equal to the higher of the bank's prime rate equivalent or 0.5% percent above the Federal Funds Effective rate (the bank's "Base Rate"). The undrawn Commitment (subject to certain adjustments) under the Revolving Credit facility is subject to a commitment fee, payable in arrears at the end of each calendar quarter, equal to an annualized rate of 0.25%. The Credit Agreement also requires the Company and its subsidiaries, except for Vector Internet Services, Inc., to maintain all of its bank deposit and investment accounts with the lender. The Company's ability to borrow amounts available under the Credit Agreement is subject to the bank's receipt of a like amount of guarantees from certain of the Company's investors and/or other guarantors acceptable to the bank (Note 16).

     The Company entered into a Reimbursement Agreement, dated as of December 27, 2002, with several private investment funds affiliated with VantagePoint Venture Partners ("VantagePoint"), Columbia Capital Equity Partners ("Columbia"), The Lafayette Investment Fund, L.P. and Charles River Partnership, L.P. (collectively the "Guarantors") and VantagePoint Venture Partners III (Q), L.P., as administrative agent (the"Agent"). The Guarantors are all holders of or affilliates of holders of the Company's Series X and Series Y Preferred stock. Pursuant to the terms of the Reimbursement Agreement, VantagePoint and Columbia issued guarantees in an aggregate amount up to $6,100,000 to support certain obligations of the Company under the previously described bank Credit Agreement. The Reimbursement Agreement obligates the Company to reimburse the Guarantors for any payments they may be required to make in accordance with their guarantees within two business days of notification of such payments. Any such obligations not paid by the Company, when due, shall bear interest at the rate of 10% per annum. The Company's obligations under the Reimbursement Agreement are also guaranteed by certain of the Company's wholly-owned subsidiaries and collateralized by a Security Agreement signed by the Company and certain of its wholly-owned subsidiaries which pledges a significant portion of the Company's consolidated assets as collateral. The Reimbursement Agreement also obligates the Company, when its unrestricted cash balance equals or exceeds $11,000,000 to either, at the Agent's request, (i) repay outstanding loans under the bank Credit Agreement in minimum increments of $1,000,000 (provided that if there is less than $1,000,000 of outstanding loans due under the Credit

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Agreement, then the Company shall pay such lessor amount) to the extent that it retains unrestricted cash balances in an amount greater than or equal to $10,000,000 after giving effect to such payment or (ii) cause each Guarantor's guarantee requirement under the Credit Agreement to be eliminated ratably in an aggregate amount equal to the outstanding loans that would otherwise be required to be repaid pursuant to (i) above.

     Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, the Company issued warrants to purchase 10,379,420 shares of its common stock to VantagePoint and warrants to purchase 1,634,473 shares of its common stock to Columbia, in consideration for their guarantees aggregating $6,100,000. The Company issued additional warrants to purchase 767,301 shares of its common stock to VantagePoint and 168,806 shares of its common stock to Columbia during the first quarter of 2003, bringing the total number of warrants issued to 12,950,000. All such warrants have a ten year life and an exercise price of $0.50 per share. Also pursuant to the terms of the Reimbursement Agreement, in the event that the Company does not borrow any loans under the Credit Agreement on or before March 31, 2003, then the Credit Agreement and all Guarantees issued under the Reimbursement Agreement shall terminate and any warrants issued to Guarantors in connection with the transactions contemplated shall be deemed terminated. The Company borrowed $6,100,000 under the Credit Agreement on February 3, 2003 (Note 16). Prior to the execution of the Reimbursement Agreement, VantagePoint owned or beneficially owned 21,956,063 shares of the Company's common stock and 20,000 shares of the Company's mandatorily redeemable, convertible Series X Preferred Stock, which are convertible into 111,111,111 shares of the Company's common stock, and Columbia owned 15,000 shares of the Company's Series Y Preferred Stock, which are convertible into 30,000,000 shares of the Company's common stock.

     On March 5, 2003, the Company and certain of the Guarantors entered into Amendment No. 1 to the Reimbursement Agreement, pursuant to which VantagePoint increased its guarantee by $3,000,000, such that the Reimbursement Agreement provides for $9,100,000 in aggregate guarantees from VantagePoint and Columbia (Note 16).

7.   COMMITMENTS AND CONTINGENCIES

LEASES

     Rent expense under operating leases was approximately $2,726,000, $1,918,000 and $1,460,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

     The Company leases space in several buildings, which are used for office and network operations facilities. The Company is obligated under various building leases and capital equipment leases, primarily for its network and computer equipment, which expire at different times through February 2008.

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     The future minimum annual lease payments under the terms of such non-cancelable leases as of December 31, 2002 are as follows:

                                                  OPERATING         CAPITAL
                                                    LEASES           LEASES
                                         2003    $ 1,621,215      $ 3,108,038
                                         2004      1,741,093        1,935,060
                                         2005        498,144           51,289
                                         2006        165,269
                                         2007        168,816
                                   Thereafter         28,235
                                                 ----------------------------
                                                 $ 4,222,772      $ 5,094,387
                                                 ===========
     Less: Amount representing interest                               529,496
                                                                  ===========
     Present value of future minimum lease payments               $ 4,564,891
                                                                  ===========

     In March 1999, the Company entered into a master lease agreement to provide up to $2,000,000 for capital equipment purchases over an initial twelve-month period, subject to renewal options. Individual capital leases are amortized over 30 or 36 month terms and bear interest at 8% to 9% per annum. The outstanding balance under this agreement at December 31, 2001 and 2002 was approximately $565,000 and $113,000, respectively.

     In July 2000, the Company entered into a 48-month lease agreement with an equipment vendor to finance the purchase of network equipment. The Company has leased approximately $8,900,000 under this agreement. Amounts financed under this lease agreement bear an interest rate of 12% per annum and are secured by the financed equipment. The outstanding balance under this agreement at December 31, 2001 and 2002, was approximately $6,198,000 and $4,099,000, respectively.

     In February 2002, the Company negotiated a termination of its obligations under its lease for vacated office space located in Milford, Connecticut. The Company had recorded anticipated losses related to these vacated premises as part of its restructuring charges during the year ended December 31, 2001. Consequently, no additional costs related to this lease were incurred during the year ended December 31, 2002.

PURCHASE COMMITMENTS

     The Company has long-term purchase commitments with WorldCom and AT&T for data transport services with minimum payments due even if the Company's usage does not reach the minimum amounts. The WorldCom commitment began in May 2000 and required minimum purchases of $4,800,000 per contract year. In October 2002, the contract was amended to (i) provide for certain price reductions, (ii) reduce the Company's minimum purchase commitment from $4,800,000 per contract year to $1,800,000 per contract year for contract years beginning on and after June 1, 2002, and (iii) allow the Company to include certain additional services toward meeting the minimum purchase commitment (which were previously excluded) on a retroactive and prospective basis. The WorldCom contract ends in November 2004.

     In January 2002, the Company negotiated an amendment to its long-term purchase commitment with AT&T for data transport services. The amendment reduced the Company's minimum purchase commitment to $1,100,000 for the contract year ending in November 2002 and $987,000 for the contract

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

period ending in October 2003. The Company also has a commitment to purchase $17,600 per month of certain additional network facilities from AT&T throughout the commitment period. The following table depicts the Company's long-term purchase commitments:

                                      WorldCom         AT&T           AT&T
                                        Data           Data        Additional
                                      Transport      Transport       Network
       Commitment Term                 Services       Services      Facilities        Total
     ----------------------------     ----------     ----------     ----------     ----------
     Nov., 9, 2002 - Oct. 3, 2003     $     --       $  987,000     $  193,600     $1,180,600

     June 2002 - May 2003              1,800,000     $     --       $     --        1,800,000

     June 2003 - May 2004              1,800,000           --             --        1,800,000

     June 2004 - November 2004           900,000           --             --          900,000
                                      ----------     ----------     ----------     ----------
          Total                       $4,650,000     $  987,000     $  193,600     $5,680,600
                                      ==========     ==========     ==========     ==========

LITIGATION

     The Company is involved in litigation with a former officer who claims wrongful termination of employment. The plaintiff is principally seeking compensatory damages for wages and unvested stock options. The Company believes that the plaintiff's claims are without merit, and plans to defend the case vigorously.

     The Company is also a party to legal proceedings related to regulatory approvals and is subject to state commission, FCC and court decisions related to the interpretation and implementation of the 1996 Telecommunications Act and the interpretation of competitive carrier interconnection agreements in general and the Company's interconnection agreements in particular. In some cases, the Company may be deemed to be bound by the results of ongoing proceedings of these bodies. The Company, therefore, may participate in proceedings before these regulatory agencies or judicial bodies that affect, and allow it to advance, its business plans.

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

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

     The Company transmits data across its network via transmission facilities that are leased from certain carriers, including AT&T and WorldCom. The failure of any of the Company's data transport carriers to provide acceptable service on acceptable terms could have a material adverse effect on the Company's operations. WorldCom, filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in July of 2002. While WorldCom has continued its current operations and has announced that it expects to continue with its current operations without adverse impact on its customers, it may not be able to do so. The Company believes that it could transition the data transport services currently supplied by WorldCom to alternative suppliers in thirty to sixty days, should WorldCom announce discontinuance of such services. However, if WorldCom was to discontinue such services without providing sufficient advance notice (at least sixty days), the Company might not be able to transition such services in a timely manner, which could disrupt service provided by the Company to certain of its customers. This could result in the loss of revenue, loss of customers, claims brought against the Company by its customers, or could otherwise have a material adverse effect on the Company. Even if WorldCom was to provide adequate notice of any such discontinuation of service, there can be no assurance that the Company would be able to transition such service without a material adverse impact on the Company or its customers, if at all.

8.   RELATED PARTY TRANSACTIONS

     In November 2000, the Company entered into an agreement to license and implement components of an operations support system from a software vendor. Approximately $62,000 was paid under this agreement in 2000. Two stockholders of the Company owned stock of the software vendor.

     On November 14, 2001, the Company entered into a Series X Preferred Stock Purchase Agreement (the "Series X Purchase Agreement") with several private investment funds affiliated with VantagePoint Venture Partners (collectively "VantagePoint") relating to the sale and purchase of up to an aggregate of 20,000 shares of mandatorily redeemable convertible Series X Preferred Stock (the "Series X Preferred Stock") of the Company at a purchase price of $1,000 per share. Pursuant to the Series X Purchase Agreement, on November 14, 2001, December 10, 2001 and March 1, 2002 the Company sold an aggregate of 6,000 shares, 4,000 shares and 10,000 shares, respectively, of Series X Preferred Stock to VantagePoint for total proceeds of $20,000,000, before direct issuance costs of $189,128 (Note 9). Prior to the sale of the 20,000 shares of Series X Preferred Stock, VantagePoint beneficially owned approximately 21,956,063 shares, or approximately 34%, of the Company's total outstanding common stock. The 20,000 shares of Series X Preferred Stock owned by VantagePoint are convertible into approximately 111,111,111 shares of the Company's common stock. As a result, VantagePoint beneficially owns the equivalent of 133,067,174 shares of common stock. Two affiliates of VantagePoint are members of the Company's Board of Directors.

     On December 24, 2001, the Company, entered into a Series Y Preferred Stock Purchase Agreement (the "Series Y Purchase Agreement") with Columbia Capital Equity Partners III, L.P., Columbia Capital Equity Partners II, L.P., The Lafayette Investment Fund, L.P., Charles River Partnership X, A Limited Partnership and N.I.G. - Broadslate, Ltd. (collectively with their assigns, the "Series Y Investors") relating to the sale and purchase of up to an aggregate of 15,000 shares of mandatorily redeemable convertible Series Y Preferred Stock of the Company (the "Series Y Preferred Stock") at a purchase price

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

of $1,000 per share. Subject to the terms and conditions of the Series Y Purchase Agreement, on December 28, 2001, the Company sold an aggregate of 6,469 shares of Series Y Preferred Stock to the Series Y Investors for an aggregate purchase price of $6,469,000, before direct issuance costs of $300,000. In addition, during December 2001, the Company issued the Promissory Notes (Note 6) to the Series Y Investors in the aggregate principal amount of $3,531,000 in exchange for proceeds of $3,531,000. On May 29, 2002, the Company sold to the Series Y Investors 8,531 shares of Series Y Preferred Stock for total proceeds of $8,531,000, which resulted in net proceeds of approximately $5,000,000, after the cancellation of the Promissory Notes issued to the Series Y Investors in December 2001. The 15,000 shares of Series Y Preferred Stock owned by the Series Y Investors are convertible into 30,000,000 shares of the Company's common stock. An affiliate of the Columbia Capital entities is a member of the Company's Board of Directors.

     In January 2002, the Company entered into an Asset Purchase Agreement with Broadslate for the purchase of business broadband customer accounts and certain other assets, including accounts receivables related to the acquired customer accounts, for an adjusted purchase price of approximately $750,000 (Note 4). Certain of the Company's stockholders, including investment funds affiliated with Columbia Capital, in the aggregate owned in excess of 10% of the capital stock of Broadslate. An affiliate of Columbia Capital and a member of our Board of Directors was a director of Broadslate until February 2002.

     The Company entered into a Reimbursement Agreement, dated as of December 27, 2002, with several private investment funds affiliated with VantagePoint, Columbia, The Lafayette Investment Fund, L.P. and Charles River Partnership, L.P. (collectively the "Guarantors") and VantagePoint Venture Partners III (Q), L.P., as administrative agent (the"Agent"). The Guarantors are all holders of or affilliates of holders of the Company's Series X and Series Y Preferred stock. Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, the Company issued warrants to purchase 10,379,420 shares of its common stock to VantagePoint and warrants to purchase 1,634,473 shares of its common stock to Columbia, in consideration for their guarantees aggregating $6,100,000. The Company issued additional warrants to purchase 767,301 shares of its common stock to VantagePoint and 168,806 shares of its common stock to Columbia during the first quarter of 2003, bringing the total number of warrants issued to 12,950,000. All such warrants are exercisable for ten years at an exercise price of $0.50 per share (Note 6). Prior to the execution of the Reimbursement Agreement, VantagePoint beneficially owned 21,956,063 shares of the Company's common stock and 20,000 shares of the Company's mandatorily redeemable, convertible Series X Preferred Stock, which are convertible into 111,111,111 shares of the Company's common stock, and Columbia owned 15,000 shares of the Company's Series Y Preferred Stock, which are convertible into 30,000,000 shares of the Company's common stock. Two affiliates of VantagePoint and one affiliate of Columbia are members of the Company's Board of Directors.

9.  MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On November 14, 2001, the Company entered into the Series X Purchase Agreement with VantagePoint relating to the sale and purchase of up to an aggregate of 20,000 shares of mandatorily redeemable convertible Series X Preferred Stock of the Company at a purchase price of $1,000 per share. Pursuant to the Series X Purchase Agreement, on November 14, 2001, December 10, 2001 and March 1, 2002 the Company sold an aggregate of 6,000 shares, 4,000 shares and 10,000 shares, respectively, of

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Series X Preferred Stock to VantagePoint for total proceeds of $20,000,000, before direct issuance costs of $189,128.

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

     In the event of the liquidation, dissolution or winding up of the Company, the Series X Preferred Stockholders shall be entitled to $1,000 per share plus all unpaid accrued dividends (whether or not declared), on parity with holders of the Series Y Preferred Stock (discussed below). Remaining assets, if any, shall be distributed to the holders of Series X Preferred Stock, Series Y Preferred Stock, common stock and any other class or series of the Company's capital stock that is not limited to a fixed sum or percentage of assets, on a pro rata basis assuming full conversion into the Company's common stock of all preferred stock. Unless a majority of the holders of the then outstanding Series X Preferred Stock elect otherwise, (i) an acquisition, merger or consolidation which results in a majority ownership change or (ii) the sale of all or substantially all of the assets of the Company (i.e., a "change in control") shall be deemed to be a liquidation of the Company.

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

     The Series X Preferred Stock shall automatically convert into common stock upon the close of business on the date on which the closing sale price of the Company's common stock on the Nasdaq Stock Market has exceeded $2.50 per share (as adjusted for any stock splits, stock dividends, recapitalizations or the like) for a period of 45 consecutive trading days beginning after May 13, 2002.

     The Series X Preferred Stock has voting rights similar to common stock based on the number of shares into which such Series X Preferred Stock is initially convertible. So long as at least 50% of the Series X Preferred Stock issued pursuant to the Series X Purchase Agreement remains outstanding, the Series X Preferred stockholders shall have the

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

right to elect a majority of the members of the Company's Board of Directors. In addition, so long as at least 25% of the Series X Preferred Stock issued pursuant to the Series X Purchase Agreement remains outstanding, the Series X Preferred stockholders shall have the right to vote as a separate class with respect to the approval of (i) the authorization or issuance, or obligation to issue, any equity-related security having rights, preferences or privileges senior to or, during the six-month period commencing December 28, 2001, on parity with, to the Series X Preferred Stock, (ii) any alteration or change to the rights, preferences or privileges of the Series X Preferred Stock or (iii) any reclassification of the Series X Preferred Stock. The Series X Preferred Stock is redeemable, on parity with the Series Y Preferred Stock (discussed below), at the option of the holders of a majority of the then outstanding shares of Series X Preferred Stock at any time on or after January 1, 2005 at a price equal to $1,000 per share plus all unpaid accrued dividends (whether or not declared).

     On December 24, 2001, the Company entered into the Series Y Purchase Agreement with the Series Y Investors relating to the sale and purchase of up to an aggregate of 15,000 shares of mandatorily redeemable convertible Series Y Preferred Stock of the Company at a purchase price of $1,000 per share. Subject to the terms and conditions of the Series Y Purchase Agreement, on December 28, 2001, the Company sold an aggregate of 6,469 shares of Series Y Preferred Stock to the Series Y Investors for an aggregate purchase price of $6,469,000, before direct issuance costs of $300,000. In addition, on December 28, 2001, the Company issued promissory notes to the Series Y Investors in the aggregate principal amount of $3,531,000 in exchange for proceeds of $3,531,000 (Note 6). The promissory notes provided for an annual interest rate of 12%. On May 29, 2002, in accordance with the terms of the Series Y Purchase Agreement, the Company sold 8,531 additional shares of Series Y Preferred Stock for net proceeds of $5,000,000 in cash and delivered the Promissory Notes for cancellation. All accrued interest of approximately $145,000 on the Promissory Notes was forgiven (Note 6).

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

     In the event of the liquidation, dissolution or winding up of the Company, the holders of Series Y Preferred Stock are entitled to receive $1,000 per share plus all unpaid accrued dividends (whether or not declared) in parity with the holders of the Company's Series X Preferred Stock. Remaining assets, if any, shall be distributed to the holders of Series X Preferred Stock, Series Y Preferred Stock, common stock and any other class or series of the Company's capital stock that is not limited to a fixed sum or percentage of assets on a pro rata basis, assuming full conversion into the Company's common stock of all Preferred Stock. Unless a majority of the holders of the then outstanding Series Y Preferred Stock elect otherwise, (i) an acquisition, merger or consolidation of the Company which results in a majority ownership change or (ii) the sale of all or substantially all of the assets of the Company (i.e., a "change in control") shall be deemed to be a liquidation of the Company.

     In May 2002, the Company's certificate of incorporation was amended to, among other things, increase the number of authorized shares of common stock to 400,000,000. Subsequent to this increase in the authorized shares, at the option of the Series Y Preferred stockholders, each share of Series Y Preferred Stock may be converted into 2,000 shares of common stock, subject to adjustment for certain subsequent dilutive issuances and stock splits. Since the conversion option price was less than the market price of the Company's common stock on the date the Series Y Purchase Agreement was signed, the

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Company has recorded a reduction (discount) to the Preferred Stock and an offset to Additional Paid-in Capital and applied the same accounting treatment as described above for the Series X Preferred Stock.

     The Series Y Preferred Stock automatically converts into common stock upon the close of business on the date on which the closing sale price of the common stock on the Nasdaq Stock Market has exceeded $2.50 per share (as adjusted for any stock splits, stock dividends, recapitalizations or the like) for a period of 45 consecutive days commencing on or after June 26, 2002.

     Each share of Series Y Preferred Stock has the right to 978.5 votes and, except as otherwise provided in the Company's certificate of incorporation or required by law, votes together with all other classes and series of capital stock of the Company as a single class on all actions to be taken by all holders of the Company's stock. So long as at least 25% of the Series Y Preferred Stock issued pursuant to the Series Y Purchase Agreement remains outstanding, the Series Y Preferred stockholders have the right to vote as a separate class with respect to the approval of (i) the authorization or issuance, or obligation to issue, any equity-related security having rights, preferences or privileges senior to or, during the six-month period commencing December 28, 2001, on parity with, the Series Y Preferred Stock, (ii) any alteration or change to the rights, preferences or privileges of the Series Y Preferred Stock or (iii) any reclassification of the Series Y Preferred Stock.

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

     In connection with the Series Y Purchase Agreement, the holders of the Series Y Preferred Stock and the Series X Preferred Stock entered into voting agreements which obligate them to vote in favor of the required transactions contemplated by the Series Y Purchase Agreement and related matters. In addition, a stockholders agreement among the Company, the holders of the Series X Preferred Stock and the holders of the Series Y Preferred Stock provides for rights relating to election of directors, the registration of the Company's common stock issuable upon conversion of the Series X and Series Y Preferred Stock and certain protective provisions.

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     The Series X and Series Y Preferred Stock activity is summarized as follows:

                                                                                        Mandatorily
                                                                          Redeemable Convertible Preferred Stock
                                                            -----------------------------------------------------------------
                                                                      Series X                           Series Y
                                                            ------------------------------      -----------------------------
                                                               Shares            Amount            Shares           Amount
                                                            ------------      ------------      ------------     ------------
Balance December 31, 2000                                           --        $       --                --       $       --

Issuance of shares                                                10,000        10,000,000             6,469        6,469,000

Issuance costs                                                                    (189,128)                          (300,000)

Discount on Series X and Y Preferred Stock resulting
  from a beneficial conversion feature, net of issuance
  costs                                                                        (9,810,872)                         (6,169,000)

Accrued dividends on Series X and Y Preferred Stock                               115,233                               6,380

Accretion of beneficial conversion feature of Series X
  and Y Preferred Stock                                                            320,697                             27,976
                                                            ------------      ------------      ------------     ------------
Balance December 31, 2001                                         10,000      $     35,930             6,469     $     34,356
                                                            ============      ============      ============     ============
Issuance of shares                                                10,000      $ 10,000,000             8,531     $  8,531,000

Discount on Series X and Y Preferred Stock resulting
  from a beneficial conversion feature, net of issuance
  costs                                                                        (10,000,000)                        (8,531,000)

Accrued dividends on Series X and Y Preferred Stock                              2,200,000                          1,373,450

Accretion of beneficial conversion feature of Series X
  and Y Preferred Stock                                                          6,104,587                          3,973,344
                                                            ------------      ------------      ------------     ------------
Balance December 31, 2002                                         20,000      $  8,740,517            15,000     $  5,381,150
                                                            ============      ============      ============     ============

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

COMMON STOCK TRANSACTIONS

     In March 2000, the Company completed a public offering of 5,750,000 shares of common stock, including the exercise of the underwriters' over-allotment option, at an offering price of $26.00 per share. Net proceeds to the Company from this offering were approximately $141,273,000, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

     In the first quarter of 2000, the Company recorded non-cash compensation expense of $870,000 relating to the vesting of stock options held by members of the Company's former advisory board. The advisory board was dissolved in the first quarter of 2000 and, as a result, all unvested stock options held by such members were cancelled and the unamortized deferred compensation balance of $4,163,000 related to unvested stock options held by advisory board members was reclassified against additional paid-in capital. The 85,604 vested options held by members of the Company's former advisory board were exercised during the second quarter of 2000.

     The Company's remaining unamortized deferred compensation balance of approximately $438,000 as of December, 31 2002, relating to stock options and restricted stock held by employees and directors, is being amortized over the respective remaining vesting periods.

     In conjunction with the Company's acquisition of VISI (Note 4), the Company issued purchase consideration that included 286,392 shares of common stock having a value of $2,315,000 at the time of the acquisition. The Company also assumed all of the then outstanding options issued under the VISI 1997 and 1999 Stock Option Plans, which became fully vested options to purchase an aggregate of 898,926 shares of common stock. The Company will grant no additional options under the VISI stock option plans. The VISI options were valued at $6,654,000 at the time of the acquisition.

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

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

COMMON STOCK RESERVED

     The Company has reserved shares of common stock as follows:

                                                                  December 31,
                                                          ---------------------------
                                                              2001            2002
                                                          -----------     -----------
1999 Stock Plan .....................................      10,473,563      10,409,130
2001 Stock Plan .....................................       4,000,000      20,000,000
VISI Stock Option Plans .............................         679,615         676,392
1999 Employee Stock Purchase Plan ...................         244,876         230,876
Stock Warrants ......................................          83,314      13,033,314
Series X Redeemable Convertible Preferred Stock .....      55,555,556     111,111,111
Series Y Redeemable Convertible Preferred Stock .....            --        30,000,000
                                                          -----------     -----------
                                                           71,036,924     185,460,823
                                                          ===========     ===========

STOCK WARRANTS

     On May 8, 2000, 111,242 stock purchase warrants, which were issued in conjunction with a lease transaction, were exercised in a cashless exercise pursuant to the terms of the warrants, resulting in a net issuance of 102,737 shares of common stock.

     At December 31, 2001 and 2002, the Company had outstanding warrants to purchase 83,314 and 13,033,314 shares of common stock, respectively. Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, the Company issued warrants to purchase 10,379,420 shares of its common stock to VantagePoint and warrants to purchase 1,634,473 shares of its common stock to Columbia, in consideration for their guarantees aggregating $6,100,000. The Company issued additional warrants to purchase 767,301 shares of its common stock to VantagePoint and 168,806 shares of its common stock to Columbia during the first quarter of 2003, bringing the total number of warrants issued to 12,950,000. All such warrants have a ten year life and an exercise price of $0.50 per share (Notes 6 and 16).

10.  INCOME TAXES

     An income tax provision has not been recorded for the years ended December 31, 2000, 2001 and 2002, because the Company generated net operating losses for those respective years.

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     The Company's gross deferred tax assets and liabilities were comprised of the following:

                                                              DECEMBER 31,
                                          ---------------------------------------------------
                                               2000               2001               2002
                                          -------------      -------------      -------------
Gross deferred tax asset:
Net operating loss carryforwards ....     $  46,351,085      $  87,891,278      $  98,956,120
Other ...............................         3,381,268          6,801,788          6,197,149
                                          -------------      -------------      -------------
   Gross deferred tax assets ........        49,732,353         94,693,066        105,153,269

Gross deferred tax liability:
Depreciation ........................         2,164,719          1,329,434            764,925
Other ...............................           527,713            566,102            512,983
                                          -------------      -------------      -------------
   Gross deferred tax liabilities ...         2,692,432          1,895,536          1,277,908
                                          -------------      -------------      -------------
Net deferred tax assets .............        47,039,921         92,797,530        103,875,361
Valuation allowance .................       (47,039,921)       (92,797,530)      (103,875,361)
                                          -------------      -------------      -------------
   Net deferred taxes ...............     $        --        $        --        $        --
                                          =============      =============      =============

     A full valuation allowance is recorded against the net deferred tax assets because management believes it is more likely than not that these assets will not be realized. If future profitability is achieved, a significant portion of the net deferred tax assets may not be available to offset future income tax liabilities.

     At December 31, 2001 and 2002, the Company had approximately $218,000,000 and $254,000,000 of federal and state net operating loss carryforwards, respectively. Of this amount, approximately $6,000,000 relates to stock-based compensation deductions which, when realized will be accounted for as a credit to additional paid-in-capital rather than a reduction to the income tax provision. The federal and state net operating loss carryforwards begin to expire in 2019 and 2004, respectively. A significant portion of the net operating loss carryforwards may be subject to limitations under the U.S. federal income tax laws due to changes in the capital structure of the Company.

     The provision for (benefit from) income taxes reconciles to the statutory federal tax rate as follows:

                                                               DECEMBER 31,
                                                  --------------------------------------
                                                    2000           2001           2002
                                                  --------       --------       --------
     Statutory federal tax rate                     (34.00)%       (34.00)%       (34.00)%
     State income tax, net of federal benefit        (6.00)         (6.09)         (4.97)
     Permanent differences                            1.50           0.94           0.04
     Deferred tax state rate change                   --             --             8.27
                                                  --------       --------       --------
     Deferred tax asset valuation allowance          38.50          39.15          30.66
                                                  --------       --------       --------
          Effective federal tax rate                   - %            - %            - %
                                                  ========       ========       ========

11.  RESEARCH AND DEVELOPMENT EXPENDITURE CREDITS

     In March 2002, the Company filed an application with the Connecticut Department of Revenue Services for research and development expenditure credits for the 1999 and 2000 calendar years. The credits were approved as a reduction

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

against the Connecticut corporation business tax. With regard to credits approved for the 2000 calendar year, the Company was entitled to elect a cash refund at 65 percent of the approved credit. The Company elected to receive the 2000 calendar year credit as a cash refund of approximately $1,301,000. The 1999 calendar year credit of approximately $671,000 is available as a carry forward to offset future State of Connecticut corporation business taxes. In July 2002, the Company received the first installment of the cash refund pertaining to the 2000 calendar year of approximately $1,000,000, with the $301,000 balance payable in two equal installments in July 2003 and 2004. Upon receipt of the research and development credits, the Company was obligated to pay approximately $402,000 to a professional service provider as a result of a contingent fee arrangement for professional services in connection with obtaining such credits.

     For the year ended December 31, 2002, the Company has recorded the $1,000,000 refund as a reduction in its state corporate franchise tax expenses which are included in general and administrative expenses and the $402,000 related professional services fee has also been included in general and administrative expenses.

12.  INCENTIVE STOCK AWARD PLANS

EMPLOYEE STOCK OPTION PLAN

     In February 1999, the Company's Board of Directors adopted the 1999 Stock Plan under which employees, officers, directors, advisors and consultants can be granted incentive stock options, non-qualified stock options, stock appreciation rights, and stock awards. A total of 12,364,200 shares of common stock have been authorized under the 1999 Stock Plan.

     In November 2001, the Company's Board of Directors adopted the 2001 Stock Option and Incentive Plan (the "2001 Stock Plan"), under which non-officer employees, certain new officers, advisors and consultants can be granted non-qualified stock options, stock appreciation rights, and stock awards. A total of 4,000,000 shares of common stock have been authorized under the 2001 Stock Plan.

     In May 2002, the Company's Board of Directors amended the 2001 Stock Plan to (i) increase the number of shares of commons stock authorized under the 2001 Stock Plan to a total of 20,000,000 shares, (ii) allow all officers and directors to be granted awards under the plan and (iii) provide for the granting of incentive stock options under the plan.

     Options granted to employees under the 1999 Stock Plan and the 2001 Stock Plan generally vest, at the discretion of the Board of Directors, either at (i) 25% after one year, then ratably over the next thirty-six months or (ii) 16% after six months and a day, then ratably over the next thirty months. Once vested, the options under both plans are exercisable for ten years from the date of grant.

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

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     A summary of activity under the Plans as of December 31, 2000, 2001 and 2002 is as follows:

                                                            Weighted Average
                                                          ---------------------
                                           Number of        Fair       Exercise
                                            Shares          Value        Price
                                          ----------      --------     --------

Outstanding at December 31, 1999 ....      5,874,302

Granted .............................      6,142,293      $   5.49     $   8.31
VISI assumed ........................        898,926                   $   2.18
Exercised ...........................     (1,451,751)                  $   0.59
Cancelled ...........................     (4,145,158)                  $   8.66
                                          ----------
Outstanding at December 31, 2000 ....      7,318,612

Granted .............................      9,204,150      $   0.68     $   0.83
Exercised ...........................       (361,774)                  $   0.05
Cancelled ...........................     (2,283,594)                  $   6.17
                                          ----------
Outstanding at December 31, 2001 ....     13,877,394

Granted .............................     10,891,500      $   0.25     $   0.29
Exercised ...........................        (64,433)                  $   0.14
Cancelled ...........................       (827,457)                  $   3.47
                                          ----------
Outstanding at December 31, 2002 ....     23,877,004

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     The following summarizes the outstanding and exercisable options under the Plans as of December 31, 2000, 2001 2002:

                               Options Outstanding                     Options Exercisable
                   ---------------------------------------------   ---------------------------
                                   Weighted Avg.
                                  Remaining Life   Weighted Avg.                 Weighted Avg.
Exercise Price       Number         (in years)    Exercise Price    Number      Exercise Price
--------------     ---------        ----------    --------------   ---------    --------------
12/31/00
--------
$0.04-2.53         2,787,663            8.1          $   0.66      1,425,012       $   0.81
$2.72-5.00         2,712,289            9.7          $   3.19        306,039       $   2.99
$6.31-9.85         1,020,128            9.1          $   7.04        140,002       $   7.63
$10.63-14.88         584,283            8.9          $  12.53         25,000       $  10.63
$16.50-18.75          17,250            8.9          $  17.28          4,783       $  17.26
$20.94-25.94         196,999            2.2          $  22.78        149,999       $  22.75
                  ----------                                       ---------
                   7,318,612            8.7          $   4.07      2,050,835       $   3.36

12/31/01
--------
$0.04-2.59        10,902,144            9.3          $   0.79      1,944,923       $   0.79
$2.59-5.19         2,027,736            8.4          $   3.07        805,236       $   3.11
$5.19-7.78           571,612            7.5          $   6.93        341,058       $   7.08
$7.78-10.37           88,290            7.3          $   8.45         86,892       $   8.44
$10.37-12.97         171,100            5.2          $  11.94        110,157       $  11.94
$12.97-15.56          96,287            7.2          $  14.63         51,658       $  14.63
$15.56-$25.94         20,225            6.7          $  20.96         11,665       $  21.53
                  ----------                                       ---------
                  13,877,394            9.0          $   1.69      3,351,589       $   2.84

12/31/02
--------
$0.02-0.49        11,382,076            9.2          $   0.28        927,605       $   0.22
$0.49-1.05         7,511,060            8.5          $   0.62      3,152,807       $   0.61
$1.05-2.07         1,864,473            7.8          $   1.25        941,417       $   1.40
$2.07-5.19         2,449,597            7.7          $   2.88      1,436,678       $   2.89
$5.19-7.78           387,432            7.2          $   6.74        258,784       $   6.76
$7.78-10.37           83,000            6.6          $   8.40         82,352       $   8.40
$10.37-12.96         104,000            7.3          $  11.94         69,641       $  11.94
$12.96-15.56          82,200            6.0          $  14.65         59,686       $  14.66
$15.56-$25.94         13,166            3.4          $  20.25          9,994       $  20.13
                  ----------                                       ---------
                  23,877,004            8.7          $   0.98      6,938,964       $   1.72

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

    If compensation expenses had been recognized based on the fair value of the options at their grant date, in accordance with SFAS No. 123, the results of operations for the years ended December 31, 2000, 2001 and 2002 would have been as follows:

                                                               Year ended December 31,
                                                 ---------------------------------------------------
                                                      2000               2001               2002
                                                 -------------      -------------      -------------
Net loss, as reported ......................     $(105,763,148)     $(115,453,682)     $ (36,094,205)
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects ...............        (4,468,671)        (3,477,048)        (4,475,524)
                                                 -------------      -------------      -------------
Pro forma under FAS 123 ....................     $(110,231,819)     $(118,930,730)     $ (40,569,729)


Net loss applicable to common stockholders:
   As reported .............................     $(105,763,148)     $(115,923,968)     $ (49,745,586)
   Pro forma under FAS 123 .................     $(110,231,819)     $(119,401,016)     $ (54,221,110)
Basic and diluted net loss per common share:
   As reported .............................     $       (1.75)     $       (1.81)     $       (0.77)
   Pro forma under FAS 123 .................     $       (1.82)     $       (1.87)     $       (0.84)

    The estimated fair value at date of grant for options granted for the year ended December 31, 2000 ranged from $0.75 to $17.19 per share, and for the year ended December 31, 2001, ranged from $0.15 to $1.58 per share, and for the year ended December 31, 2002, ranged from $0.25 to $0.94 per share. The minimum value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                December 31,
                                --------------------------------------------
                                    2000             2001            2002
                                -----------      -----------     -----------
     Risk free interest rate    5.26%-6.72%      4.70%-5.48%     2.49%-4.42%
     Expected dividend yield       None             None            None
     Expected life of option     5 years          3 years        3 -4 years
     Expected volatility            75%             152%            152%

     As additional options are expected to be granted in future years, and the options vest over several years, the above pro forma results are not necessarily indicative of future pro forma results.

     The Company records deferred compensation when common stock options and restricted stock are granted with an exercise price below estimated fair value. Deferred compensation is recognized to compensation expense generally over the vesting period. Unvested options for terminated employees are cancelled and the value of such options are recorded as a reduction of deferred compensation with an offset to additional-paid-in-capital. Stock compensation expense totaled approximately $3,192,000, $1,202,000 and $1,228,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

EMPLOYEE STOCK PURCHASE PLAN

     The Company's 1999 Employee Stock Purchase Plan (the ''Purchase Plan'') authorized the issuance of up to a total of 300,000 shares of common stock to participating employees.

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     All employees of the Company and all employees of any participating subsidiaries whose customary employment is more than 20 hours per week and more than three months in any calendar year are eligible to participate in the Purchase Plan. Under the terms of the Purchase Plan, the price per share paid by each participant on the last day of the offering period (as defined therein) is an amount equal to 85% of the fair market value of the common stock on either the first day or the last day of the offering period, whichever is lower. Each employee participating in the Purchase Plan may purchase a maximum of 500 shares during each six-month offering period. The Purchase Plan terminates on December 31, 2009 or such earlier date as the Board of Directors determines. The Purchase Plan will terminate in any case when all or substantially all of the unissued shares of stock reserved for the purposes of the Purchase Plan have been purchased. Upon termination of the Purchase Plan all amounts in the accounts of participating employees will be promptly refunded.

     The first offering period of the Purchase Plan began on October 6, 1999 and ended on February 29, 2000. The Company issued a total of 25,383 and 14,000 shares of common stock under the plan during the years ended December 31, 2001 and 2002, respectively.

13.  EMPLOYEE SAVINGS PLAN 401(K)

     On April 1, 2000, the Company started a 401(k) savings plan under which it matches employee contributions at 50% up to the first 4% of their contribution. Employees may elect to participate in the plan bi-annually on the enrollment dates provided they have been employees for at least ninety days. Employees participating in the plan may chose from a portfolio of investments, with the Company's match having the same investment distribution as the employees' election. The Company's contribution to the 401(k) plan during the years ended December 31, 2001 and 2002 was $189,691 and $140,065, respectively.

14.  ACCRUED LIABILITIES

     Accrued liabilities included the following:

                                               December 31,
                                        -------------------------
                                           2001           2002
                                        ----------     ----------

     Due to sellers                     $  272,333     $     --

     Taxes payable - other than
       income taxes                      2,388,865      1,401,462

     Accrued telecommunication
       expenses                          1,958,470        790,136

     Accrued restructuring expenses      1,511,074        934,985

     Other accrued liabilities           3,504,685      1,494,405
                                        ----------     ----------
           Total                        $9,635,427     $4,620,988
                                        ==========     ==========

15.  RESTRUCTURING AND IMPAIRMENTS

     In December 2000, the Company initiated a new business plan strategy designed to conserve its capital, reduce its losses and extend its cash resources. This strategy included the following actions:

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

     During the third quarter 2001, due to limited available financing for the Company's operations and other factors, the Company again re-evaluated its business plans and determined that additional actions were necessary to further reduce its operating losses, cash burn rate and total funding requirements. These actions included: 1) further reductions in operating expenses; 2) closure of the Tycho and Trusted Net facilities in Santa Cruz, CA and Marietta, GA, respectively; and 3) decision not to install equipment in 100 new central offices. These actions resulted in additional restructuring and impairment charges approximating $4,748,000. Included in this amount were increases of: 1) approximately $4,451,000 relating to the write off of equipment; 2) approximately $376,000 for additional estimated costs relating to the delays and losses in subleasing vacated office space located in Santa Cruz, California and Milford, Connecticut; 3) approximately $246,000 in additional costs for equipment removal fees associated with the Company's previous decision to close certain central offices; and 4) approximately $800,000 for impairments of goodwill. These increases in the restructuring reserve were partially offset by a reduction of approximately $1,125,000 in previously reserved amounts relating to estimated termination fees associated with the Company's previous decision to close certain central offices, as the Company was successful in negotiating significantly reduced fees at many of the closed central office locations. The goodwill impairment analysis was accomplished by comparing the carrying value of the assets with the expected future net cash flows generated over the remaining useful life of the assets. As a result of this analysis, expected future net cash flows were determined to be insignificant and, as the carrying value

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

was more than these expected future net cash flows, the balance of goodwill was written off. Of this amount, approximately $170,000 related to a reduction in the goodwill for the Company's acquisition of Tycho and approximately $630,000 related to a reduction in the goodwill for the Company's acquisition of certain assets of Trusted Net.

     During the fourth quarter 2001, the Company again re-evaluated its business plans and determined that additional actions were necessary to further reduce its operating losses and cash burn rate. These actions included an additional reduction-in-force of approximately 84 employees. These actions resulted in additional restructuring and impairment charges approximating $511,000. Included in this amount were increases of: 1) approximately $164,000 relating to severance expenses for the 84 employees; and 2) approximately $500,000 for impairment of a long term investment. These increases in the restructuring reserve were partially offset by a reduction of approximately $153,000 in previously reserved amounts relating to the write down of fixed assets associated with the Company's previous decision to close certain central offices. Additionally, during the fourth quarter of 2001, the Company reallocated amounts previously reserved for equipment removal to termination fees, as the Company was successful in negotiating reduced fees for equipment removal at many of the closed central office locations.

     The long term investment impairment analysis was accomplished by comparing the carrying value of the investment with the expected future net cash flows generated, over the remaining useful life of the investment.

     The following table summarizes the additions and charges to the restructuring reserve from December 2000 through December 2002, and the remaining reserve balances at December 31, 2002:

                                                              (dollars in thousands)
                        ---------------------------------------------------------------------------------------------------
                                                  CENTRAL      CENTRAL       FIXED                   IMPAIRMENT
                                                   OFFICE      OFFICE        ASSET      IMPAIRMENT       OF
                                     FACILITY       TERM.      EQUIP.        WRITE          OF       LONG-TERM
                       SEVERANCE      LEASES        FEES       REMOVAL        OFF        GOODWILL    INVESTMENT     TOTAL
                        --------     --------     --------     --------     --------     --------     --------     --------
Additions to the
  Reserve, Dec. 2000    $    448     $  1,078     $    600     $   --       $  1,416     $   --       $   --       $  3,542

Charges to the
  reserve                   (362)      (1,416)      (1,778)
                        --------     --------     --------     --------     --------     --------     --------     --------
Reserve balance at
  Dec. 31, 2000               86        1,078          600         --           --           --           --          1,764

Additions to the
  reserve:                   436        2,408          215        1,451       29,628        3,955          500       38,593

Charges to the
  reserve                   (522)      (2,290)        (500)      (1,451)     (29,628)      (3,955)        (500)     (38,846)

                        --------     --------     --------     --------     --------     --------     --------     --------
Reserve balance at
  Dec. 31, 2001             --          1,196          315         --           --           --           --          1,511

Charges to the
  reserve                                (576)                                                                         (576)
                        --------     --------     --------     --------     --------     --------     --------     --------
Reserve balance at
  Dec. 31, 2002         $   --       $    620     $    315     $   --       $   --       $   --       $   --       $    935
                        ========     ========     ========     ========     ========     ========     ========     ========

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     The restructuring reserve charges during the year ended December 31, 2000, of approximately $3,542,000, included approximately $2,263,000 in network and operations expenses, $161,000 in sales and marketing expenses and approximately $1,118,000 in general and administrative expenses on the consolidated statements of operations. At December 31, 2000, approximately $362,000 of severance costs and approximately $1,416,000 of capitalized collocation application fees had been charged against the restructuring reserves. The remaining reserve balance of approximately $1,764,000 was included in the Company's accrued liabilities at December 31, 2000.

     The restructuring reserve charges for the year ended December 31, 2001 included approximately $31,528,000 in network and operations expenses, approximately $6,998,000 in general and administrative expenses and approximately $67,000 in sales and marketing expenses on the consolidated statements of operations. The remaining reserve balance of approximately $1,511,000 was included in the Company's accrued liabilities at December 31, 2001.

     The Company's remaining restructuring reserve balance at December 31, 2002, of approximately $935,000, was included in the Company's accrued liabilities and represents approximately $620,000 for anticipated costs pertaining to its vacated facilities and approximately $315,000 for anticipated costs pertaining to its closed central offices, which the Company has been disputing.

16.  SUBSEQUENT EVENTS

     In December of 2002, the U.S. Bankruptcy Court for the District of Delaware approved the Company's bid to purchase network assets and associated subscriber lines of NAS for $14,000,000, consisting of $9,000,000 in cash and $5,000,000 in a note payable to NAS. The Company closed the transaction on January 10, 2003, whereby it acquired NAS's operations and network assets, associated equipment in approximately 300 central offices and approximately 11,500 associated subscriber lines. Additionally, on January 10, 2003, the Company hired approximately 78 employees formerly employed by NAS. No pre-closing liabilities were assumed with the NAS transaction. The cash portion of the consideration was paid from the Company's existing cash. The NAS note has a term of approximately 5 years and bears interest at 12% and is secured by the network equipment acquired from NAS. Interest is payable monthly in arrears on the unpaid principal balance. The note requires interest-only payments for the first 21 months, after which, principal payments will commence monthly and be paid in 39 equal monthly installments together with interest on the unpaid principal balance.

     In connection with the integration of the NAS business, on January 17, 2003, the Company had a reduction in force of approximately 35 employees at its headquarters facility in New Haven, Connecticut. The Company paid approximately $62,000 in severance to the terminated employees. Subsequent to this reduction in force, the Company's headcount approximated 230 employees.

     On February 3, 2003, the Company borrowed $6,100,000 under its bank Credit Agreement. The loan bears interest, payable monthly in arrears at the bank's "base rate" and any unpaid principal balance will automatically convert to a term loan on December 12, 2004, after which principal payments (together with accrued interest on the unpaid principal balance) will be required in 12 equal installments payable at the end of each calendar quarter commencing on December 31, 2004 (Note 6).

     Pursuant to the terms of the Reimbursement Agreement, the Company, on March 26, 2003, issued additional warrants, exercisable for ten years, to purchase a total of 936,107 shares its common stock at $0.50 per share, to VantagePoint and Columbia, bringing the total number of warrants issued in

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

connection with the Reimbursement Agreement to 12,950,000. Since, the Company initiated a loan on its bank Credit Agreement on February 3, 2003, the Guarantors' guarantees of the subject loan became effective on February 3, 2003 and the contingency related to the validation of the warrants was eliminated (Note 6).

The Company, on February 3, 2003, has valued the 12,950,000 warrants at $0.514 each with a total value of $6,656,300. The valuation was performed using a Black Scholes valuation model with the following assumptions: (i) a risk free interest rate of 4.01% (ten-year Treasury rate), (ii) a zero dividend yield, (iii) a ten year expected life, (iv) an expected volatility of 153%, (v) an option exercise price of $0.50 and (vi) a current market price of $0.52 (the closing price of the Company's common stock on February 3, 2003). Since the warrants were issued in consideration for loan guarantees, which enabled the Company to secure financing at below market interest rates, the Company recorded their value as a deferred financing cost which will be amortized to interest expense over the term of the loan (approximately 57 months) using the "Interest Method" of amortization.

     On March 3, 2003, the Company and certain of the Guarantors entered into Amendment No. 1 to the Reimbursement Agreement, pursuant to which VantagePoint increased its guarantee by $3,000,000, bringing the aggregate guarantees by all Guarantors under the Reimbursement Agreement, as amended, to $9,100,000 (Note
6). As consideration for VantagePoint's increased guarantee, if the Company closes an equity financing on or before December 3, 2003, it is authorized to issue VantagePoint additional warrants to purchase the type of equity securities issued by it in such equity financing. The number of such additional warrants would be determined by dividing $1,000,000 by the per share price of such equity securities.

     With the acquisition of the NAS assets and associated subscriber lines on January 10, 2003, the Company acquired a number of subscribers that are serviced indirectly through various Internet service providers ("ISP's"). The Company sells its services to such ISP's who then resell such services. The Company expects to have some increased exposure and concentration of credit risk pertaining to such ISP's during 2003; however, the Company currently expects that no individual customer or ISP will account for more than 5% of monthly revenues in 2003.

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

17.  SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

     The following table depicts selected quarterly unaudited financial data for the years ended December 31, 2000, 2001 and 2002.

                                                                   Preferred
                                                                     Stock           Net Loss         Net Loss
                                                                    Exchange,      Applicable to      Per Share,
                                 Operating                          Dividends         Common          Basic and
                 Net Revenue        Loss           Net Loss       and Accretion    Stockholders       Diluted
                ------------    ------------     ------------     ------------     ------------     ------------
     Q1 2000    $  1,404,130    $(19,851,278)    $(18,338,284)    $       --       $(18,338,284)    $      (0.33)
     Q2 2000       3,505,866     (29,668,566)     (27,286,633)            --        (27,286,633)           (0.45)
     Q3 2000       5,763,729     (31,563,809)     (30,231,355)            --        (30,231,355)           (0.48)
     Q4 2000       7,115,685     (31,400,032)     (29,906,876)            --        (29,906,876)           (0.47)

     Q1 2001       8,822,319     (27,153,299)     (26,626,674)            --        (26,626,674)           (0.42)
     Q2 2001      10,347,878     (56,269,983)     (56,168,995)            --        (56,168,995)           (0.88)
     Q3 2001      11,724,199     (21,897,516)     (21,911,744)            --        (21,911,744)           (0.34)
     Q4 2001      11,075,015     (10,574,483)     (10,746,269)        (470,286)     (11,216,555)           (0.17)


     Q1 2002      11,380,915      (9,382,333)      (9,454,821)      (2,190,788)     (11,645,609)           (0.18)
     Q2 2002      11,595,695      (9,404,684)      (9,393,593)      (3,339,527)     (12,733,120)           (0.20)
     Q3 2002      11,262,209      (8,389,760)      (8,458,214)      (4,060,533)     (12,518,747)           (0.19)
     Q4 2002    $ 11,291,076    $ (8,644,509)    $ (8,787,577)    $ (4,060,533)    $(12,848,110)    $      (0.20)

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the sections "Election of Directors," "Occupations of Directors and Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" from the registrant's definitive proxy statement for the Company's 2003 annual meeting of stockholders, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year ended December 31, 2002, is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information under the sections "Compensation and Other Information Concerning Directors and Officers" and "Stock Performance Graph" from the registrant's definitive proxy statement for the Company's 2003 annual meeting of stockholders, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year ended December 31, 2002, is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information under the section "Securities Ownership of Certain Beneficial Owners and Management" from the registrant's definitive proxy statement for the Company's 2003 annual meeting of stockholders, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year ended December 31, 2002, is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the sections "Compensation and Other Information Concerning Directors and Officers" and "Certain Relationships and Related Transactions" from the registrant's definitive proxy statement for the Company's 2003 annual meeting of stockholders, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year ended December 31, 2002, is hereby incorporated by reference.

ITEM 14. CONTROLS AND PROCEDURES

     a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this annual report. Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures effectively ensure that material information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     b) CHANGES IN INTERNAL CONTROLS

     There have been no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of evaluation of our disclosure controls and procedures referred to above.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

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

           (3)    Exhibits.

     The following exhibits are filed as part of and incorporated by reference into this Form 10-K:

                                     EXHIBIT

EXHIBIT
  NO.
--------
2.01 Amended and Restated Asset Purchase Agreement, dated as of December 11, 2002, By and among DSL.net, Inc., Network Access Solutions Corporation, Network Access Solutions LLC, NASOP, Inc. and Adelman Lavine Gold and Levin, A Professional Corporation, as deposit escrow agent (incorporated by reference to Exhibit 2.1 filed with our Form 8-K dated as of January 10, 2003).

3.01 Amended and Restated Certificate of Incorporation of DSL.net, Inc., as amended (incorporated by reference to Exhibit 4.01 filed with our registration statement on Form S-8 (No. 333-89886)).

3.02 Amended and Restated By-laws of DSL.net, Inc. (incorporated by reference to Exhibit 4.02 filed with our registration statement on Form S-8 (No. 333-89886)).

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

4.06* Form of Stock Purchase Warrant dated as of December 27, 2002 between DSL.net, Inc. and certain guarantors.

4.07* Form of Stock Purchase Warrant dated as of March 26, 2003 between DSL.net, Inc. and certain guarantors.

10.01+ Amended and Restated 1999 Stock Plan (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (No. 333-80141)).

10.02+ 1999 Employee Stock Purchase Plan (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (No. 333-80141)).

10.03+ Amended and Restated 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.3 filed with our registration statement on Form S-8 (No. 333-89886)).

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

10.11 Amendment No. 5 dated November 12, 2001 to Lease Agreement by and between DSL.net, Inc. and Long Wharf Drive, LLC. (incorporated by reference to Exhibit 10.11 filed with our Annual Report on Form 10-K for the year ended December 31, 2001).

10.12 Amendment No. 6 to Lease, Dated as of April 22, 2002, by and between DSL.net, Inc. and Long Wharf Drive, LLC (incorporated by reference to
          Exhibit 10.2 filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

10.13* Amendment No. 7 to Lease, Dated as of December 4, 2002, by and between DSL.net, Inc. and Long Wharf Drive, LLC.

10.14 Amended and Restated Shareholders' Agreement, as amended, by and among DSL.net, Inc. and certain investors (incorporated by reference to Exhibit 10.08 filed with our registration statement on Form S-1 (No. 333-80141)).

10.15+ Additional Compensation Agreement dated as of December 29, 1998 between DSL.net, Inc. and David Struwas (incorporated by reference to Exhibit 10.18 filed with our registration statement on Form S-1 (No. 333-80141)).

10.16+ Vector Internet Services, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 4.4 filed with our registration statement on Form S-8 (No. 333-39016)).

10.17+ Vector Internet Services, Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 4.5 filed with our registration statement on Form S-8 (No. 333-39016)).

10.18 Series X Preferred Stock Purchase Agreement dated as of November 14, 2001, by and among DSL.net and the Investors named therein (incorporated by reference to Exhibit 10.01 filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 30,
          2001).

10.19 Series Y Preferred Stock Purchase Agreement dated as of December 24, 2001, by and among DSL.net and the Investors named therein (incorporated by reference to Exhibit 99.01 filed with our Form 8-K dated as of December 24, 2001).

10.20 Stockholders Agreement dated as of December 24, 2001, by and among DSL.net and the Investors named therein (incorporated by reference to Exhibit 99.02 filed with our Form 8-K dated as of December 24, 2001).

10.21* Revolving Credit and Term Loan Agreement dated as of December 13, 2002 by and between DSL.net, Inc. and Fleet National Bank.

10.22* Reimbursement Agreement dated December 27, 2002 by and among DSL.net, Inc., the Guarantors party thereto and VantagePoint Venture Partners III (Q), L.P., as Administrative Agent.

10.23* Subsidiary Guaranty dated as of December 27, 2002 by DSLnet Communications Puerto Rico, Inc., DSLnet Communications VA, Inc., Tycho Networks, Inc. and Vector Internet Services, Inc. in favor of VantagePoint Venture Partners III (Q), L.P., as Administrative Agent.

10.24* Security Agreement dated as of December 27, 2002 by DSL.net, Inc., DSLnet Communications Puerto Rico, Inc., DSLnet Communications VA, Inc., Tycho Networks, Inc. and Vector Internet Services, Inc. in favor of VantagePoint Venture Partners III (Q), L.P., as Administrative Agent.

10.25* Guaranty of VantagePoint Venture Partners III (Q), L.P. delivered to Fleet National Bank.

10.26* Guaranty of Columbia Capital Equity Partners II (QP), LP, Columbia Capital Equity Partners II (Cayman), LP, Columbia Capital Equity Partners II, LP, Columbia Capital Equity Partners III (QP), LP, Columbia Capital Equity Partners III (Cayman), LP and Columbia Capital Equity Partners III (AI), LP delivered to Fleet National Bank.

10.27* Amendment No. 1 to Stockholders Agreement dated as of December 24, 2002 by and among DSL.net, Inc. and the investors named therein.

10.28* Amendment No. 1 to Reimbursement Agreement dated March 5, 2003 by and among DSL.net, Inc., the Guarantors party thereto and VantagePoint Venture Partners III (Q), L.P., as administrative Agent.

10.29* First Amendment to Guaranty dated March 5, 2003 by and between VantagePoint Venture Partners III (Q), L.P. and Fleet National Bank.

10.30* Letter Agreement dated March 5, 2003 by and between DSL.net, Inc. and VantagePoint Venture Partners III (Q), L.P.

21.01*    Subsidiaries of DSL.net, Inc.

23.01*    Consent of PricewaterhouseCoopers LLP.

24.01*    Power of Attorney (see signature page hereto).
___________
*    Filed herewith
+ Indicates a management contract or any compensatory plan, contract or arrangement.

     (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on October 18, 2002, reporting on Items 5 and 7, relating to the Asset Purchase Agreement dated as of October 16, 2002 with Network Access Solutions Corporation, Network Access Solutions LLC and NASOP, Inc. and Adelman Lavine Gold and Levin, A Professional Corporation, as deposit escrow agent.

     The Company filed a Current Report on Form 8-K on November 14, 2002, reporting on Item 9, relating to the certifications of its Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2002. The certifications were submitted to the Securities and Exchange Commission on November 14, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  DSL.NET, INC.


Dated: March 31, 2003                          By:   /s/ David F. Struwas
                                                    ------------------------
                                                    David F. Struwas
                                                    Chairman of the Board and
                                                    Chief Executive Officer

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

Signature                      Title(s)                          Date
---------                      --------                          ----


/s/ David F. Struwas           Chairman of the Board and         March 31, 2003
-------------------------      Chief Executive Officer
David F. Struwas               (Principal Executive Officer)



/s/ Robert J. DeSantis         Chief Financial Officer           March 31, 2003
-------------------------      (Principal Financial and
Robert J. DeSantis             Accounting Officer)



/s/ Robert Gilbertson          Director                          March 31, 2003
-------------------------
Robert Gilbertson


/s/ Robert Hartnett            Director                          March 31, 2003
-------------------------
Robert Hartnett

/s/ Harry Hopper               Director                          March 31, 2003
-------------------------
Harry Hopper


/s/ Paul Keeler                Director                          March 31, 2003
-------------------------
Paul Keeler


/s/ William J. Marshall        Director                          March 31, 2003
-------------------------
William J. Marshall


/s/ James D. Marver            Director                          March 31, 2003
-------------------------
James D. Marver


/s/ Michael Yagemann           Director                          March 31, 2003
-------------------------
Michael Yagemann

                                 CERTIFICATIONS

I, David F. Struwas, certify that:

1.   I have reviewed this annual report Form 10-K, of DSL.net, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

                                                 By: /s/ David F. Struwas
                                                     ---------------------------
                                                     Chairman of the Board and
                                                     Chief Executive Officer

I, Robert J. DeSantis, certify that:

1.   I have reviewed this annual report Form 10-K, of DSL.net, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

                                                 By: /s/ Robert J. DeSantis
                                                     --------------------------
                                                     Chief Financial Officer

                   Exhibit Index to Annual Report on Form 10-K
                     for Fiscal Year Ended December 31, 2002

                                     EXHIBIT
                                     -------
EXHIBIT
  NO.
-------
2.01 Amended and Restated Asset Purchase Agreement, dated as of December 11, 2002, By and among DSL.net, Inc., Network Access Solutions Corporation, Network Access Solutions LLC, NASOP, Inc. and Adelman Lavine Gold and Levin, A Professional Corporation, as deposit escrow agent (incorporated by reference to Exhibit 2.1 filed with our Form 8-K dated as of January 10, 2003).

3.01 Amended and Restated Certificate of Incorporation of DSL.net, Inc., as amended (incorporated by reference to Exhibit 4.01 filed with our registration statement on Form S-8 (No. 333-89886)).

3.02 Amended and Restated By-laws of DSL.net, Inc. (incorporated by reference to Exhibit 4.02 filed with our registration statement on Form S-8 (No. 333-89886)).

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

4.06* Form of Stock Purchase Warrant dated as of December 27, 2002 between DSL.net, Inc. and certain guarantors.

4.07* Form of Stock Purchase Warrant dated as of March 26, 2003 between DSL.net, Inc. and certain guarantors.

10.01+ Amended and Restated 1999 Stock Plan (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (No. 333-80141)).

10.02+ 1999 Employee Stock Purchase Plan (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (No. 333-80141)).

10.03+ Amended and Restated 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.3 filed with our registration statement on Form S-8 (No. 333-89886)).

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

10.11 Amendment No. 5 dated November 12, 2001 to Lease Agreement by and between DSL.net, Inc. and Long Wharf Drive, LLC. (incorporated by reference to Exhibit 10.11 filed with our Annual Report on Form 10-K for the year ended December 31, 2001).

10.12 Amendment No. 6 to Lease, Dated as of April 22, 2002, by and between DSL.net, Inc. and Long Wharf Drive, LLC (incorporated by reference to
          Exhibit 10.2 filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

10.13* Amendment No. 7 to Lease, Dated as of December 4, 2002, by and between DSL.net, Inc. and Long Wharf Drive, LLC.

10.14 Amended and Restated Shareholders' Agreement, as amended, by and among DSL.net, Inc. and certain investors (incorporated by reference to Exhibit 10.08 filed with our registration statement on Form S-1 (No. 333-80141)).

10.15+ Additional Compensation Agreement dated as of December 29, 1998 between DSL.net, Inc. and David Struwas (incorporated by reference to Exhibit 10.18 filed with our registration statement on Form S-1 (No. 333-80141)).

10.16+ Vector Internet Services, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 4.4 filed with our registration statement on Form S-8 (No. 333-39016)).

10.17+ Vector Internet Services, Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 4.5 filed with our registration statement on Form S-8 (No. 333-39016)).

10.18 Series X Preferred Stock Purchase Agreement dated as of November 14, 2001, by and among DSL.net and the Investors named therein (incorporated by reference to Exhibit 10.01 filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 30,
          2001).

10.19 Series Y Preferred Stock Purchase Agreement dated as of December 24, 2001, by and among DSL.net and the Investors named therein (incorporated by reference to Exhibit 99.01 filed with our Form 8-K dated as of December 24, 2001).

10.20 Stockholders Agreement dated as of December 24, 2001, by and among DSL.net and the Investors named therein (incorporated by reference to Exhibit 99.02 filed with our Form 8-K dated as of December 24, 2001).

10.21* Revolving Credit and Term Loan Agreement dated as of December 13, 2002 by and between DSL.net, Inc. and Fleet National Bank.

10.22* Reimbursement Agreement dated December 27, 2002 by and among DSL.net, Inc., the Guarantors party thereto and VantagePoint Venture Partners III (Q), L.P., as Administrative Agent.

10.23* Subsidiary Guaranty dated as of December 27, 2002 by DSLnet Communications Puerto Rico, Inc., DSLnet Communications VA, Inc., Tycho Networks, Inc. and Vector Internet Services, Inc. in favor of VantagePoint Venture Partners III (Q), L.P., as Administrative Agent.

10.24* Security Agreement dated as of December 27, 2002 by DSL.net, Inc., DSLnet Communications Puerto Rico, Inc., DSLnet Communications VA, Inc., Tycho Networks, Inc. and Vector Internet Services, Inc. in favor of VantagePoint Venture Partners III (Q), L.P., as Administrative Agent.

10.25* Guaranty of VantagePoint Venture Partners III (Q), L.P. delivered to Fleet National Bank.

10.26* Guaranty of Columbia Capital Equity Partners II (QP), LP, Columbia Capital Equity Partners II (Cayman), LP, Columbia Capital Equity Partners II, LP, Columbia Capital Equity Partners III (QP), LP, Columbia Capital Equity Partners III (Cayman), LP and Columbia Capital Equity Partners III (AI), LP delivered to Fleet National Bank.

10.27* Amendment No. 1 to Stockholders Agreement dated as of December 24, 2002 by and among DSL.net, Inc. and the investors named therein.

10.28* Amendment No. 1 to Reimbursement Agreement dated March 5, 2003 by and among DSL.net, Inc., the Guarantors party thereto and VantagePoint Venture Partners III (Q), L.P., as administrative Agent.

10.29* First Amendment to Guaranty dated March 5, 2003 by and between VantagePoint Venture Partners III (Q), L.P. and Fleet National Bank.

10.30* Letter Agreement dated March 5, 2003 by and between DSL.net, Inc. and VantagePoint Venture Partners III (Q), L.P.

21.01*    Subsidiaries of DSL.net, Inc.

23.01*    Consent of PricewaterhouseCoopers LLP.

24.01*    Power of Attorney (see signature page hereto).
___________
*    Filed herewith
+ Indicates a management contract or any compensatory plan, contract or arrangement.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of DSL.net, Inc.:


Our audits of the consolidated financial statements referred to in our report dated February 14, 2003 except for Note 16 as to which the date is March 26, 2003 appearing in this Form 10-K of DSL.net, Inc. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut
February 14, 2003

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

     The following table depicts the activity in the allowance for doubtful accounts for the years ended December 31, 2000, 2001 and 2002:

------------------------------------------------------------------------------------------
                            Allowance for Doubtful Accounts
------------------------------------------------------------------------------------------
                                                   Additions   Deductions
                        Additions    Additions    Charged to     Charged
          Balance at    Charged to  Charged to      Sales        Against
           Beginning    Costs and    Purchase    Credits and    Valuation    Balance at
  Year     of Period     Expenses   Accounting    Allowances    Allowance   End of Period
-------- ------------ ------------ ------------ ------------- ------------- --------------
  2000    $   62,603   $  700,000   $   87,000   $   590,496   $   (87,000)   $1,353,099
-------- ------------ ------------ ------------ ------------- ------------- --------------
  2001    $1,353,099   $2,807,239   $      --    $ 1,498,498   $(1,814,688)   $3,844,148
-------- ------------ ------------ ------------ ------------- ------------- --------------
  2002    $3,844,148   $2,583,210   $      --    $       --    $(5,821,126)   $  606,232
-------- ------------ ------------ ------------ ------------- ------------- --------------