Form 10-K/A
period 2002-12-31
DSL NET INC
filed 2003-04-30
CIK 1085866

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-K/A

                          AMENDMENT NO. 1 TO FORM 10-K


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X}

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes  [X]   No  [_]

     The aggregate market value of the common stock held by non-affiliates of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter, was approximately $9,819,759 (based on the closing price of the registrant's Common Stock of $0.36 per share). The number of shares outstanding of the registrant's Common Stock, par value $.0005 per share, as of March 18, 2003, was 64,937,899.
================================================================================

                                EXPLANATORY NOTE

     The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003, to report the information required by the following items:

       Item                      Description
       ----                      -----------
     Item 10            Directors and Executive Officers of the Registrant
     Item 11            Executive Compensation
     Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters
     Item 13            Certain Relationships and Related Transactions

     The Registrant hereby amends Items 10 -13 of Part III by deleting the text thereof in its entirety and replacing it with the following:


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OCCUPATIONS OF DIRECTORS AND OFFICERS

     Set forth below is information relating to the directors and executive officers as of March 31, 2003:

NAME                              AGE    POSITION
----                              ---    --------
David F. Struwas(3)................54    Chairman of the Board, Class III
                                          Director and Chief Executive Officer
Keith Markley......................44    President and Chief Operating Officer
Robert J. DeSantis.................47    Chief Financial Officer and Treasurer
Raymond C. Allieri.................43    Senior Vice President - Sales and
                                          Marketing
Stephen Zamansky...................33    Senior Vice President - Corporate
                                          Affairs, General Counsel and Secretary
John M. Jaser......................43    Vice President - Technology
Walter Keisch......................57    Vice President - Finance
Harry F. Hopper, III...............49    Class I Director
Robert B. Hartnett, Jr.(1)(2)(3)...51    Class I Director
Robert G. Gilbertson(1)(2).........61    Class II Director
Paul Keeler(1)(2)(3) ..............58    Class II Director
William J. Marshall................47    Class II Director
James D. Marver....................52    Class III Director
Michael L. Yagemann................47    Class III Director
------------------
(1) Member of the audit committee
(2) Member of the compensation committee
(3) Member of the nominating committee

     DAVID F. STRUWAS has served as a director and our Chief Executive Officer since January 1999 and as Chairman of the Board of Directors since November 2000. Mr. Struwas also served as our President from November 1998 until November 2000. From January 1997 to August 1998, Mr. Struwas was a General Manager for Brooks Fiber-Worldcom. From May 1980 to January 1997, Mr. Struwas held various positions at Southern New England Telephone, most recently as Director of Marketing.

     KEITH MARKLEY has served as President and Chief Operating Officer since November 2000. From July 1998 to November 2000, Mr. Markley served as President, Eastern Region of Covad Communications, Inc. From June 1997 to June 1998, Mr. Markley served as the General Manager of New England Fiber Communications, Inc., a facilities CLEC which was a joint venture between Brooks Fiber Properties and CMP Communications. From June 1996 to June 1997, Mr. Markley served as the District Manager of Advanced Radio Telecommunications, Inc., a wireless broadband communications company. From June 1994 to June 1996, Mr. Markley was a Principal and Consultant for Connecticut Research, a strategic and management consulting company.

     ROBERT J. DESANTIS has served as Chief Financial Officer since December 2001 and as Treasurer since May 2002. From November 2000 to June 2001, Mr. DeSantis served as Executive Vice President of Tellium, Inc. From 1986 to October 2000, Mr. DeSantis served in various positions at Citizens Communications, most recently as Chief Financial Officer, Vice President and Treasurer.

     RAYMOND C. ALLIERI has served as Senior Vice President - Sales and Marketing since June 1999. From 1988 to 1999, Mr. Allieri held various positions at MCI WorldCom Communications Corporation, most recently as Senior Vice President, Local Market Strategy and Development.

     JOHN M. JASER has served as Vice President - Technology since May 1999. Mr. Jaser served as our President from March 1998 to November 1998 and was responsible for business development from November 1998 to May 1999. From January 1992 to March 1998, Mr. Jaser was the President and Chief Executive Officer of FutureComm, Inc., a consulting firm specializing in network planning, architecture and design.

     WALTER KEISCH has served as Vice President - Finance since March 2001. From January to March 2001, he was our Corporate Controller. From July 2000 through December 2000, Mr. Keisch served as Chief Financial Officer for a start-up e-business unit of GE Capital Real Estate. From December 1997 to October 1999 he served as Vice President of Finance, Chief Financial Officer and Secretary for E-Sync Networks, Inc., an e-business service provider. From February 1990 to July 1997 he served as Controller at Textron Lycoming/Allied Signal Aerospace, Engines Division, a gas turbine engine manufacturer.

     STEPHEN ZAMANSKY has served as Senior Vice President - Corporate Affairs, General Counsel and Secretary since July 2002. Mr. Zamansky served as our Vice President - Corporate Affairs, General Counsel and Secretary from May 2002 to July 2002 and was our Vice President, General Counsel and Secretary from May 1999 to May 2002. From August 1997 to May 1999, Mr. Zamansky was an attorney at Day, Berry & Howard LLP. From October 1995 to August 1997, he was an attorney at Sullivan & Cromwell.

     HARRY F. HOPPER III has served as director of DSL.net since December 2001. Mr. Hopper is a Managing Member of Columbia Capital LLC, which he joined in January 1994. Columbia Capital is a venture capital firm with an investment focus on communications services, network infrastructure and technologies, and communications software. Mr. Hopper is also a director of Equinix, Inc., a leading internet peering and infrastructure provider, and the following private companies: Affinity, Inc., a web hosting company, and Metro PCS, Inc., a wireless service provider.

     ROBERT B. HARTNETT, JR. has served as a director since May 2002. In addition, since April 2002 he has served as the Chairman and Chief Executive Officer of Blue Ridge Networks, an internet security company. Mr. Hartnett was President of Business Markets at Worldcom and CEO of UUNET from July 2000 until April 2001. Previously, Mr. Hartnett was President of global accounts at MCI Worldcom from August 1998 to June 2000. Prior to its merger with Worldcom in 1998, Mr. Hartnett was President of business sales and service at MCI Communications.

     ROBERT GILBERTSON has served as a director since January 1999. He has been a venture investor since 1996. Mr. Gilbertson has served as Chairman of the board of directors of Motia, Inc. since November 2002. From October 1999 through June 2001, he served as a venture Partner and consultant at Sprout Group, a venture affiliate of Credit Suisse First Boston. In addition, Mr. Gilbertson served as Chairman of the board of directors of Network Computing Devices, Inc. from August 31, 1999 until April 2002 and as President and Chief Executive Officer from May 1996 to August 31, 1999. From April 1996 to April 1997, Mr. Gilbertson also served as Chairman of Avidia Systems Inc. From January 1992 to May 1996, Mr. Gilbertson served as President and a director of CMX Systems, Inc., a manufacturer of precision measurement and positioning products.

     PAUL J. KEELER has served as a director since June 2001. Mr. Keeler is a Partner of RockRidge Capital Partners. From February 1991 to February 2001, Mr. Keeler was a Principal at Morgan Stanley & Co., and Head of Global Sales and Service for Morgan Stanley Capital International, a joint venture between Morgan Stanley & Company, Inc. and Capital Group Companies. Prior to that, Mr. Keeler served as Vice President of Morgan Stanley Technology Services; President, Chief Executive Officer and Vice Chairman of Tianchi Telecommunications Corp.; President and Chief Operating Officer of Westinghouse Communications Software, Inc.; Vice President of Strategic Accounts and Business Development for Reuters Holdings, PLC; and Director of MCI Communications. He also served as President and CEO of Halcyon Securities Corporation and is a former member of the New York and American Stock Exchanges.

     WILLIAM J. MARSHALL has served as a director since January 1999. In 2002, Mr. Marshall founded RockRidge Capital Partners, a private equity and venture capital firm based in Stamford, CT. Previously, Mr. Marshall was a Managing Partner with VantagePoint Venture Partners, a leading venture capital firm with $2.5 billion under management. Prior to joining VantagePoint, Mr. Marshall spent 11 years at Bear Stearns & Company, Inc., serving as Senior Managing Director, Chief Technology Officer and head of the Communications Technologies Group. Prior to Bear Stearns, Mr. Marshall was an early employee at MCI Communications during its high revenue growth years from $70 million to over $4.0 billion annually. Mr. Marshall is a co-founder of the ATM Forum and also was a board member of the Securities Industry Association Technology. He is a graduate of New York University in Finance and Computer Applications and Information Systems (B.S.) and the Harvard Management Program in Strategic Technology and Business Development.

     JAMES D. MARVER has served as director since April 1999. Mr. Marver has been a Managing Partner at VantagePoint Venture Partners since co-founding the firm in 1996. From 1988 to 1996, Mr. Marver was Senior Managing Director and Head of the Global Technology Group at Bear Stearns & Co. Inc., as well as Head of the San Francisco Investment Banking office. Prior to Bear Stearns, he served as a Managing Director, Co-Head of Technology and Head of the San Francisco corporate finance office at L.F. Rothschild, Unterberg, Towbin. Earlier in his career, he was an investment banker with Goldman Sachs and a senior consultant with SRI International (formerly Stanford Research Institute). Mr. Marver earned a B.A. from Williams College (cum laude, Phi Beta Kappa) and Ph.D. from the University of California at Berkeley.

     MICHAEL L. YAGEMANN has served as a director since February 2003. Mr. Yagemann joined VantagePoint Venture Partners as a partner in January 2003. From 1999, he has been the Managing Member of Greenbridge Capital LLC, a communications and technology private equity firm that he founded, and the Managing Member and Founder of Greenbridge Partners LLC, a registered broker dealer that provides merger and acquisition and strategic consulting services to telecommunication, media and technology companies. From 1997 to 1999, Mr. Yagemann was a partner and served as Co-Founder and Co-Head of the Media and Telecommunications group at Mongomery Securities. He joined Bear Stearns in 1990 and from 1995 to 1997 he served as Co-head of Bear Stearns' Media and Entertainment group and as a Senior Managing Director. Prior to joining Bear Stearns, Mr. Yagemann was a partner at the law firm of Irell & Manella. He earned a B.A. from the University of Colorado and a J.D. from Stanford Law School.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires DSL.net's directors, executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such persons are required by regulations of the SEC to furnish DSL.net with copies of all such filings. Based solely on our review of copies of such filings received with respect to the fiscal year ended December 31, 2002 and written representations from certain persons, DSL.net believes that all such persons complied with all Section 16(a) filing requirements in the fiscal year ended December 31, 2002

ITEM 11.   EXECUTIVE COMPENSATION

COMPENSATION AND OTHER INFORMATION CONCERNING DIRECTORS AND OFFICERS

SUMMARY COMPENSATION TABLE

     The following summary compensation table sets forth the total compensation paid or accrued for the 2002 fiscal year for our named executive officers, including our Chief Executive Officer and the four other most highly compensated executive officers who were serving as of December 31, 2002.

                                    SUMMARY COMPENSATION TABLE                                                   LONG TERM
                                                                                                                COMPENSATION
                                                                                                        ----------------------------
                                                                                                        SECURITIES
                                                                                     RESTRICTED         UNDERLYING     ALL OTHER
                                          YEAR         SALARY($)       BONUS($)    STOCK AWARD(S)        OPTIONS     COMPENSATION($)
                                          ----         ---------       --------    --------------        -------     ---------------
NAME AND PRINCIPAL POSITION
David F. Struwas...................       2002          200,000         45,000             --            1,700,000          --
  Chairman of the Board                   2001          200,000             --             --            1,450,000          --
  and Chief Executive Officer             2000          192,308             --             --                   --          --

Keith Markley......................       2002          200,000         45,000             --            1,250,000          --
  President and Chief                     2001          200,000        150,000             --            1,450,000          --
  Operating Officer                       2000           26,923                                          1,300,000          --

Raymond C. Allieri.................       2002          165,000         40,000             --              900,000          --
  Senior Vice President - Sales           2001          168,148            ----            --              500,000          --
  and Marketing                           2000          140,506         50,000(1)          --               --          67,306(2)

Stephen Zamansky...................       2002          165,000         40,000             --              900,000          --
  Senior Vice President -                 2001          164,423           --               --              550,000          --
  Corporate Affairs, General              2000          136,347           --               --               80,000          --
  Counsel and Secretary

Walter R. Keisch...................       2002          150,000         40,000             --              400,000          --
  Vice President - Finance                2001          132,500           --               --              400,000          --
                                          2000             --             --               --                   --          --

(1) Such amount was paid in 2001.
(2) Consists of an amount paid to Mr. Allieri for reimbursement of relocation expenses.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides information concerning grants of options to purchase common stock made during the period from January 1, 2002 through December 31, 2002 to the named executive officers:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                        NUMBER OF                                                              POTENTIAL
                                        SECURITIES        OPTIONS                                                 NET
                                        UNDERLYING      GRANTED TO       EXERCISE                             REALIZABLE
                                         OPTIONS       EMPLOYEES IN    PRICE OR BASE    EXPIRATION             VALUE(2)
NAME                                     GRANTED        FISCAL YEAR      PRICE ($)         DATE            5%             10%
----                                     -------        -----------      ---------         ----            --             ---
David F. Struwas(1)..............       1,700,000           19%            $0.29         7/11/2012      $867,000       $1,666,000
Keith Markley(1).................       1,250,000           14%            $0.29         7/11/2012      $637,500       $1,225,000
Raymond C. Allieri(1)............         900,000           10%            $0.29         7/11/2012      $459,000       $  882,000
Stephen Zamansky(1)..............         900,000           10%            $0.29         7/11/2012      $459,000       $  882,000
Walter R. Keisch(1)..............         400,000            4%            $0.29         7/11/2012      $204,000       $  392,000
----------------

(1) These options become exercisable with respect to 16.67% of the total number of such shares on January 12, 2003. Thereafter, approximately 2.78% of the total number of such shares become exercisable monthly over the next 30 months.

(2) We recommend caution in interpreting the financial significance of the figures representing the potential realizable value of the stock options. Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on our common stock over the term of the options. These numbers are calculated based on rules promulgated by the SEC and do not reflect our estimate of future stock price growth. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of our common stock. There can be no guarantee that the market value of the common stock will reflect the rates of appreciation assumed in this table at the time that the options are exercisable.

OPTION EXERCISES AND FISCAL YEAR END VALUES

The following table sets forth information regarding the value of exercisable and unexercisable options held by the named executive officers as of December 31, 2002. No named executive officer exercised options during the fiscal year ended December 31, 2002.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                    NUMBER OF SECURITIES UNDERLYING       VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS
                               UNEXERCISED OPTIONS AT DECEMBER 31, 2002            AT DECEMBER 31, 2002(1)
                               ----------------------------------------            -----------------------
NAME                              EXERCISABLE         UNEXERCISABLE          EXERCISABLE           UNEXERCISABLE
----                              -----------         -------------          -----------           -------------
David F. Struwas........            523,611             2,626,389             $     -                 $340,000
Keith Markley...........          1,227,766             2,772,234             $     -                 $250,000
Raymond C. Allieri......            880,380             1,219,445             $     -                 $180,000
Stephen Zamansky........            488,430             1,281,530             $  15,388               $180,000
Walter R. Keisch........            153,504               646,496             $     -                 $ 80,000
------------------

(1) Value is based on the difference between the option exercise price and $0.49, the fair market value of DSL.net common stock on December 31, 2002, multiplied by the number of shares of common stock underlying the options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The compensation committee of our board of directors, which in fiscal year 2002 was comprised of Messrs. Gilbertson, Hartnett and Keeler, reviewed salaries and incentive compensation for our executive officers during fiscal year 2002. All decisions of the compensation committee are currently subject to the review and approval of our board of directors. None of our executive officers has served as a director or member of the compensation committee, or other committee serving an equivalent function, of any other entity whose executive officers served as a director or member of our compensation committee.

COMPENSATION OF DIRECTORS

     During the fiscal year ended December 31, 2002, directors received no cash compensation for their services as directors, except for reimbursement of reasonable out-of-pocket expenses incurred in connection with attending board or committee meetings. In May 2002, Mr. Hartnett was granted options to purchase 100,000 shares of DSL.net common stock at an exercise price of $0.65 per share. These options become exercisable with respect to approximately 2.78% of the total number of shares monthly over 36 months beginning June 2002. In July 2002, Messrs. Gilbertson, Hartnett, Hopper, Keeler, Marshall and Marver each were granted options to purchase 300,000 shares of DSL.net common stock at an exercise price of $0.29 per share. These options become exercisable with respect to approximately 2.78% of the total number of shares monthly over 36 months beginning August 2002.

BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION

INTRODUCTION

     The compensation committee of the board of directors is responsible for developing executive compensation policies and advising your board of directors with respect to such policies, and administering our stock option plans and our employee stock purchase plan. Messrs. Gilbertson, Keeler and Hartnett, all non-employee directors, are currently the members of the compensation committee. The committee's goal is to create and implement a compensation program which will attract and retain talented executives and provide incentives to management to enhance DSL.net's performance by basing a significant portion of annual and long-term compensation on performance. All decisions of the compensation committee are currently subject to the review and approval of DSL.net's board of directors.

EXECUTIVE COMPENSATION PROGRAM

     DSL.net's executive compensation program consists of two elements: salary and equity interests in the form of restricted stock or stock options. This program applies to DSL.net's key management positions, including the position of chief executive officer. All of DSL.net's executives also are eligible for employee benefits offered to all DSL.net employees, including life, health, disability and dental insurance, and DSL.net's 401(k) profit sharing plan and the DSL.net employee stock purchase plan.

     SALARY. The compensation committee reviews and approves cash compensation for the chief executive officer and all other executive officers' salaries. The compensation committee's policy is to establish base salaries after considering amounts paid to senior executives with comparable qualifications, experience and responsibilities at other companies of similar size and engaged in a similar business to that of DSL.net. In addition, the base salaries take into account DSL.net's performance relative to comparable companies.

     The salary compensation of the executive officers is based upon their qualifications, experience and responsibilities, as well as on the attainment of planned objectives. The chief executive officer makes recommendations to the compensation committee regarding executive compensation levels.

     EQUITY INTERESTS. Executives are eligible to receive stock option grants or other stock awards under DSL.net's 1999 Stock Plan and DSL.net's amended and restated 2001 Stock Plan. As of March 31, 2003, 830,759 shares remained available for grant under the 1999 Stock Plan and 6,050,614 shares remained available for grant under the amended and restated 2001 Stock Plan. The 1999 Stock Plan and the amended and restated 2001 Stock Plan are designed to provide long-term performance and retention incentives for top management and other employees. An executive's participation in this program is determined by the compensation committee and approved by the board of directors.

     Executives participating in the 1999 Stock Plan and the amended and restated 2001 Stock Plan receive stock option grants in amounts determined by the compensation committee. The stock options granted to executives under the 1999 Stock Plan and the amended and restated 2001 Stock Plan have an exercise price equal to the fair market value of DSL.net's common stock at the time of grant. Currently, options granted to existing executives are generally exercisable as to 16.67% of the total number of option shares on the day after the six-month anniversary of the date of grant of the options, and monthly thereafter become exercisable as to 2.78% of the total number of option shares. Options granted to new executives are generally exercisable as to 25% of the total number of option shares on the one-year anniversary of such executive's start date, and monthly thereafter become exercisable as to 2.08% of the total number of option shares.

     BONUSES. DSL.net did not have an established bonus plan in fiscal year 2002. At the discretion of the compensation committee, subject to the approval by the DSL.net board of directors, bonuses were paid to certain executives in recognition of the executive's performance.

CHIEF EXECUTIVE OFFICER'S COMPENSATION

     Mr. Struwas' compensation for fiscal 2002 was determined in accordance with the executive compensation program described above.

     SALARY. Mr. Struwas received $200,000 in salary during fiscal year 2002.

     EQUITY INTERESTS. Mr. Struwas held 2,975,100 shares of DSL.net common stock as of March 31, 2003. In July 2002, the compensation committee granted Mr. Struwas options to purchase 1,700,000 shares of DSL.net common stock at an exercise price of $0.29 per share. This grant was approved by the board of directors (other than Mr. Struwas, who abstained from such vote). These options became exercisable with respect to 16.67% of the total number of shares on January 12, 2003. Thereafter, approximately 2.78% of the total number of the option shares become exercisable monthly over the next 30 months.

     BONUS. Mr. Struwas received a $45,000 bonus in fiscal 2002. This bonus was approved by the board of directors (other than Mr. Struwas, who abstained from such vote).

     Mr. Struwas' total compensation for fiscal 2002 is set out in detail in the Summary Compensation Table above.

COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(M)

     In general, under Section 162(m) of the Internal Revenue Code of 1986, as amended, DSL.net cannot deduct, for federal income tax purposes, compensation in excess of $1,000,000 paid to certain executive officers. This deduction limitation does not apply, however, to compensation that constitutes "qualified performance-based compensation" within the meaning of Section 162(m) of the Internal Revenue Code and the regulations promulgated thereunder. DSL.net has considered the limitations on deductions imposed by Section 162(m) of the Internal Revenue Code, and it is DSL.net's present intention that, for so long as it is consistent with its overall compensation objective, substantially all tax deductions attributable to executive compensation will not be subject to the deduction limitations of Section 162(m).

         Compensation Committee and Board of Directors of DSL.net, Inc.
                                David F. Struwas
                              Robert G. Gilbertson
                              Harry F. Hopper, III
                                 Paul J. Keeler
                               William J. Marshall
                                 James D. Marver
                             Robert B. Hartnett, Jr.
                               Michael L. Yagemann

STOCK PERFORMANCE GRAPH

     The following graph compares the monthly change in the cumulative total stockholder return on DSL.net's common stock during the period from our initial public offering (October 6, 1999) through December 31, 2002, with the cumulative total return on (i) the Nasdaq Stock Market and (ii) the Nasdaq Telecommunications Index. The comparison assumes that $100 was invested on October 6, 1999 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

               COMPARISON OF MONTHLY CUMULATIVE TOTAL RETURN AMONG
              DSL.NET INC., THE NASDAQ MARKET INDEX, AND THE NASDAQ
                         TELECOMMUNICATIONS INDEX (1)(2)

DSL NET INC
                            Cumulative Total Return
                           ---------------------------------------------------------------------------------------------------------
                           10/6/1999   10/99   11/99   12/99    1/00    2/00    3/00    4/00    5/00    6/00    7/00    8/00    9/00
DSL.NET, INC.                100.00   128.33  251.67  192.51  279.17  373.33  294.17  133.33   84.17  137.51   65.84   81.67   40.84
NASDAQ STOCK MARKET (U.S.)   100.00   103.73  116.31  141.87  136.65  162.70  159.38  134.05  117.90  138.60  131.08  146.59  127.55
NASDAQ TELECOMMUNICATIONS    100.00   113.03  120.68  139.97  139.54  153.14  148.73  121.17  101.33  117.40  104.47  106.21   93.72

                           ---------------------------------------------------------------------------------------------------------
                               10/00   11/00   12/00    1/01    2/01    3/01    4/01    5/01    6/01    7/01    8/01    9/01   10/01

DSL.NET, INC.                  35.00   14.17    7.08   26.67   27.51   12.92   18.00   10.53   10.93   12.73    4.00    2.00    6.40
NASDAQ STOCK MARKET (U.S.)    117.07   90.20   85.41   95.75   74.13   63.74   73.25   73.15   75.12   70.35   62.69   52.13   58.82
NASDAQ TELECOMMUNICATIONS      81.85   59.53   59.66   74.90   59.68   52.57   54.64   51.39   49.79   45.15   39.95   36.26   35.37

                           -------------------------------------------------------------------------------------------------
                               11/01   12/01    1/02    2/02    3/02    4/02    5/02    6/02    7/02    8/02    9/02   12/02

DSL.NET, INC.                   6.80   16.80   14.00   12.67   10.53    9.20    8.27    4.80    3.60    4.53    4.40    6.53
NASDAQ STOCK MARKET (U.S.)     67.20   67.76   67.25   60.25   64.20   58.87   56.27   51.18   46.50   46.01   41.06   46.84
NASDAQ TELECOMMUNICATIONS      39.09   39.93   33.56   28.84   28.44   22.62   21.54   17.15   16.47   17.26   15.74   18.39
------------------

(1) This graph is not "soliciting material," is not deemed filed with the SEC and is not to be incorporated by reference in any filing of DSL.net under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2) The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from Research Data Group, Inc., a source believed to be reliable, but DSL.net is not responsible for any errors or omissions in such information.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of our capital stock as of March 31, 2003, by:

o each person known by us to be the beneficial owner of more than 5% of our common stock, Series X preferred stock or Series Y preferred stock;

o    each named executive officer;

o    each of our directors; and

o    all executive officers and directors as a group.

     Unless otherwise noted below, the address of each person listed on the table is c/o DSL.net, Inc., 545 Long Wharf Drive, New Haven, Connecticut 06511, and each person has sole voting and investment power over the shares shown as beneficially owned except to the extent authority is shared by spouses under applicable law.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In determining the number of shares of common stock beneficially owned, shares of capital stock issuable by us to a person pursuant to:

o    options or warrants; and

o the right to convert outstanding Series X preferred stock and Series Y preferred stock;

in each case, which may be exercised within 60 days after March 31, 2003 are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares of common stock and the percentage beneficially owned by that person.

     Shares deemed to be beneficially owned by a person in accordance with the above rules are not deemed to be beneficially owned and outstanding for purposes of computing the percentage beneficially owned by any other person.

                                                                   SERIES X               SERIES Y                COMBINED
                                        COMMON STOCK           PREFERRED STOCK        PREFERRED STOCK           VOTING POWER
                                   -----------------------  ---------------------   --------------------    ---------------------
                                                  PERCENT                PERCENT                PERCENT                  PERCENT
                                    SHARES       OF CLASS    SHARES     OF CLASS     SHARES    OF CLASS       VOTES     OF VOTES
                                    ------       --------    ------     --------     ------    --------       -----     --------
David F. Struwas (1)...........   4,172,321         6.3%        -           -           -          -        4,172,321      2.2%
Keith Markley (2)..............   1,911,790         2.9%        -           -           -          -        1,911,790      1.0%
Raymond C. Allieri (3).........   1,454,701         2.2%        -           -           -          -        1,454,701        *
Stephen Zamansky (4)...........    821,821          1.2%        -           -           -          -         821,821         *
Walter R. Keisch (5)...........    314,962           *          -           -           -          -         314,962         *
Robert B. Hartnett, Jr. (6)....    116,666           *          -           -           -          -         116,666         *
Harry F. Hopper, III (7).......  18,386,612        22.1%        -           -         8,250      55.0%      9,959,237      5.2%
Robert G. Gilbertson (8).......    712,632          1.1%        -           -           -          -         712,632         *
Paul J. Keeler (9).............    157,289           *          -           -           -          -         157,289         *
William J. Marshall (10).......    466,583           *          -           -           -          -         466,583         *
James D. Marver (11)...........  144,480,528       77.1%      20,000      100.0%        -          -       144,480,528     71.5%
Michael L. Yagemann............       -              -          -           -           -          -            -            -

The VantagePoint Entities (12)   144,213,895       77.0%      20,000      100.0%        -          -       144,213,895     71.4%
   1001 Bayhill Drive
   Suite 300
   San Bruno, CA 94066

The Columbia Capital             18,303,279        22.0%        -           -         8,250       55%       9,875,904      5.1%
   Entities (13)
   N. Union Street,
   Suite 300
   Alexandria, VA 22314

The Lafayette Investment          7,500,000        10.5%        -           -         3,750      25.0%      3,669,375      1.9%
   Fund, L.P. (14)
   Fountain Place
   1445 Ross at Field
   Dallas, TX 75202-2785

Charles River Entities (15)       2,000,000         3.0%        -           -         1,000       7.0%       978,501         *
   c/o Charles River Ventures
   10000 Winter Street
   Suite 3300
   Waltham, MA 02451

N.I.G. - Broadslate, Ltd. (16)    3,704,000         5.4%        -           -         1,852      12.0%      1,812,182      1.0%
   c/o National Bank of Kuwait
   299 Park Avenue,
   New York, NY 10171-0023

All executive officers and       175,675,420       82.5%      20,000       100%       8,250       55%      167,248,045     78.6%
directors as a group (14
persons) (17)
------------------

 * Indicates less than 1%.
(1) Includes 1,197,221 shares issuable upon exercise of options held by Mr. Struwas that are exercisable within 60 days after March 31, 2003.
(2) Includes 1,911,790 shares issuable upon exercise of options held by Mr. Markley that are exercisable within 60 days after March 31, 2003.
(3) Includes 1,199,823 shares issuable upon exercise of options held by Mr. Allieri that are exercisable within 60 days after March 31, 2003.
(4) Includes 821,415 shares issuable upon exercise of options held by Mr. Zamansky that are exercisable within 60 days after March 31, 2003.
(5) Includes 314,962 shares issuable upon exercise of options held by Mr. Keisch that are exercisable within 60 days after March 31, 2003.
(6) Includes 116,666 shares issuable upon exercise of options held by Mr. Hartnett that are exercisable within 60 days after March 31, 2003.

(7) Includes 83,333 shares issuable upon exercise of options held by Mr. Hopper that are exercisable within 60 days after March 31, 2003. Includes shares beneficially owned by the Columbia Capital entities as set forth in footnote 13. Mr. Hopper is a partner of Columbia Capital Equity Partners III, L.P. and a member of Columbia Capital Equity Partners, LLC, Columbia Capital, LLC and Columbia Capital III, LLC. Mr. Hopper may be deemed to share voting and investment power with respect to such shares and disclaims beneficial ownership of such shares, except to the extent of his proportionate pecuniary interest therein.
(8) Includes 466,582 shares issuable upon exercise of options held by Mr. Gilbertson that are exercisable within 60 days after March 31, 2003.
(9) Includes 157,289 shares issuable upon exercise of options held by Mr. Keeler that are exercisable within 60 days after March 31, 2003.
(10) Includes 133,333 shares issuable upon exercise of options held by Mr. Marshall that are exercisable within 60 days after March 31, 2003.
(11) Includes 133,333 shares of common stock issuable upon exercise of options held by Mr. Marver that are exercisable within 60 days after March 31, 2003, and the shares beneficially owned by the VantagePoint entities as set forth in footnote 12. Mr. Marver is a managing member of the general partner of each of the VantagePoint stockholders. Mr. Marver may be deemed to share voting and investment power with respect to the shares beneficially owned by the VantagePoint entities and disclaims beneficial ownership of such shares, except to the extent of his proportionate pecuniary interest therein.
(12) The entities listed below owned or have the right to purchase the shares of DSL.net capital stock indicated in the table below as of March 31, 2003.

                                                                        SHARES OF SERIES X PREFERRED
                                             SHARES OF COMMON STOCK                STOCK
                                            -------------------------  -----------------------------
                                                           SHARES
                                                          ISSUABLE                  SHARES OF COMMON
                                                            UPON                     STOCK ISSUABLE
                                              SHARES     EXERCISE OF     SHARES      UPON CONVERSION
            STOCKHOLDER                        HELD       WARRANTS        HELD       OF SHARES HELD
----------------------------------------    ---------- --------------  -----------  ----------------
VantagePoint Venture Partners 1996, L.P.     6,781,164     2,257,114       4,000        22,222,222
VantagePoint Communications Partners, L.P.  13,562,330     2,284,888       4,000        22,222,222
VantagePoint Venture Partners III, L.P.        168,218       727,881       1,306         7,255,556
VantagePoint Venture Partners III(Q), L.P.   1,361,037     5,960,152      10,694        59,411,111

VantagePoint Associates, L.L.C. is the general partner of VantagePoint Venture Partners 1996, L.P. VantagePoint Communications Associates, L.L.C. is the general partner of VantagePoint Communications Partners, L.P. VantagePoint Venture Associates III, L.L.C. is the general partner of VantagePoint Venture Partners III, L.P. and VantagePoint Venture Partners III(Q), L.P. Mr. Marver is a managing member of each of these general partner entities. Mr. Marver may be deemed to share voting and investment power with respect to the shares beneficially owned by the VantagePoint entities and disclaims beneficial ownership of such shares, except to the extent of his respective proportionate pecuniary interest therein.

(13) The entities listed below own or have the right to purchase the shares of DSL.net capital stock indicated in the table below as of March 31, 2003.

                                                                SHARES OF SERIES Y PREFERRED STOCK
                                                                  -------------------------------
                                                    SHARES OF
                                                     COMMON
                                                     STOCK
                                                    ISSUABLE
                                                      UPON                       SHARES OF COMMON
                                                    EXERCISE                      STOCK ISSUABLE
                                                       OF                        UPON CONVERSION
                STOCKHOLDER                         WARRANTS       SHARES HELD    OF SHARES HELD
------------------------------------------------- -----------     ------------ -------------------
Columbia Capital Equity Partners III (QP), L.P.      850,053          3,877          7,754,000
Columbia Capital Equity Partners II (QP), L.P.       112,718            507          1,014,000
Columbia Cardinal Partners, LLC                           --            544          1,088,000
Columbia Broadslate Partners, LLC                         --          3,108          6,216,000
Columbia Capital Equity Partners III (AI), L.P.       46,959            214            428,000
Columbia Capital Equity Partners (II) (CAYMAN), L.P.  92,020             --                 --
Columbia Capital Equity Partners II, L.P.              4,754             --                 --
Columbia Capital Equity Partners III (CAYMAN), L.P.  466,809             --                 --
Columbia Capital Investors, LLC                       20,225             --                 --
Columbia Capital Investors III, LLC                  209,741             --                 --

Columbia Capital Equity Partners III, L.P. is the general partner of Columbia Capital Equity Partners III (AI), L.P. and Columbia Capital Equity Partners III
(QP), L.P. Columbia Capital Equity Partners (Cayman) III, Ltd. is the general partner of Columbia Capital Equity Partners III (CAYMAN), L.P. Columbia Capital Equity Partners, LLC is the general partner of Columbia Capital Equity Partners II, L.P., Columbia Capital Equity Partners II (QP), L.P. and Columbia Capital Equity Partners II (CAYMAN), L.P. Columbia Capital, LLC is the manager of Columbia Capital Investors, LLC. Columbia Capital III, LLC is the manager of Columbia Capital Investors III, LLC. Mr. Hopper is a partner of Columbia Capital Equity Partners III, L.P. and a member of Columbia Capital Equity Partners, LLC, Columbia Capital, LLC and Columbia Capital III, LLC. Mr. Hopper may be deemed to share voting power and investment power with respect to the shares beneficially owned by the Columbia entities and disclaims beneficial ownership for such shares, except to the extent of his respective proportionate pecuniary interest therein.

(14) Includes 7,500,000 shares of common stock issuable upon conversion of 3,750 shares of Series Y preferred stock held by The Lafayette Investment Fund, L.P. as of March 31, 2003.
(15) The entities listed below own the shares of DSL.net capital stock indicated in the table below as of March 31, 2003.

                                             SHARES OF SERIES Y PREFERRED STOCK
                                               ------------------------------
                                                             SHARES OF COMMON
                                                             STOCK ISSUABLE
                                                             UPON CONVERSION
            STOCKHOLDER                        SHARES HELD   OF SHARES HELD
---------------------------------------------- ----------- ------------------
Charles River Partnership X, A Limited
Partnership                                         905          1,810,000
Charles River Partnership X-A, A Limited             25             50,000
Partnership                                          60            120,000
Charles River Friends X-B, LLC
Charles River Friends X-C, LLC                       10             20,000

(16) Includes 3,704,000 shares of common stock issuable upon conversion of 1,852 shares of Series Y preferred stock held by N.I.G. Broadslate, Ltd. as of March 31, 2003.
(17) See Notes 1 through 11. Also includes shares owned by executive officers and shares issuable to executive officers in connection with options which are exercisable within 60 days after March 31, 2003.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On November 14, 2001, DSL.net entered into the Series X preferred stock purchase agreement with VantagePoint Venture Partners III (Q), L.P., VantagePoint Venture Partners III, L.P., VantagePoint Communications Partners, L.P. and VantagePoint Venture Partners 1996, L.P. relating to the sale and purchase of up to an aggregate of 20,000 shares of Series X preferred stock of DSL.net at a purchase price of $1,000 per share. Subject to the terms and conditions of the purchase agreement, on November 14, 2001, DSL.net sold an aggregate of 6,000 shares of Series X preferred stock to the VantagePoint entities for an aggregate purchase price of $6,000,000, on December 12, 2001, DSL.net sold an aggregate of 4,000 shares of Series X preferred stock to the VantagePoint entities for an aggregate purchase price of $4,000,000, and on March 1, 2002, DSL.net sold an aggregate of 10,000 shares of Series X preferred stock to the VenturePoint entities for an aggregate purchase price of $10,000,000. No additional shares of Series X preferred stock may be issued under the Series X purchase agreement. James D. Marver, one of DSL.net's current directors, is a member and a managing member of the general partners of each of the Vantage Point entities, and Michael L. Yagemann, one of DSL.net's current directors, is a member of an affiliate of each of the VantagePoint entities. At the time of the transactions described immediately above, William J. Marshall was an affiliate of the VantagePoint entities and a member of our board of directors. Mr. Marshall is no longer affiliated with the Vantage Point entities but continues to serve on our board of directors.

     On December 24, 2001, DSL.net entered into the Series Y preferred stock purchase agreement with Columbia Capital Equity Partners III (QP), L.P., Columbia Capital Equity Partners II (QP), L.P., The Lafayette Investment Fund, L.P., Charles River Partnership X, A Limited Partnership and N.I.G. - Broadslate, Ltd. relating to the sale and purchase of up to an aggregate of 15,000 shares of Series Y preferred stock of DSL.net at a purchase price of $1,000 per share. On December 28, 2001, DSL.net sold an aggregate of 6,469 shares of Series Y preferred stock pursuant to the Series Y preferred stock purchase agreement for an aggregate purchase price of $6,469,000 and received proceeds of $3,531,000 from the issuance of Promissory Notes to the Series Y Investors. On May 30, 2002, DSL.net sold an aggregate of 8,531 shares of Series Y preferred stock pursuant to the Series Y preferred stock purchase agreement for an aggregate of $5,000,000 in net proceeds and the cancellation of the $3,531,000 in promissory notes issued to the Series Y Investors. Mr. Hopper, an affiliate of the Columbia Capital entities, is also a member of our board of directors.

     In January 2002, DSL.net acquired digital subscriber line, T1 and virtual private network customers located in parts of Florida, Tennessee, Virginia, North Carolina and Pennsylvania from Broadslate Networks, Inc. for an aggregate purchase price of approximately $800,000, including a $650,000 initial payment and $150,000 to be paid after a transition period, subject to certain adjustments. In March 2002, DSL.net notified Broadslate that it was pursuing an indemnification claim against the $150,000 hold back. DSL.net and Broadslate eventually settled the claim for the entire $150,000 holdback amount. DSL.net stockholders, comprised of certain of the Columbia Capital entities, in the aggregate, owned in excess of 10% of the capital stock of Broadslate. Mr. Hopper, an affiliate of the Columbia Capital entities, is a member of our board of directors. Mr. Hopper was also a director of Broadslate until February 2002.

     On December 27, 2002, DSL.net entered into a reimbursement agreement with certain of the VantagePoint entities, certain of the Columbia Capital entities, The Lafayette Investment Fund, L.P. and Charles River Partnership, L.P. Pursuant to the terms of the reimbursement agreement, the VantagePoint entities and the Columbia Capital entities issued guarantees in an aggregate amount of $6,100,000 to support DSL.net's obligations under a credit agreement between DSL.net and a commercial bank providing for a revolving line of credit of up to $15,000,000. On March 5, 2003, DSL.net entered into amendment no. 1 to the reimbursement agreement with the VantagePoint entities and the Columbia Capital entities pursuant to which the VantagePoint entities increased their guarantees by $3,000,000, to an aggregate of $9,100,000 for all guarantors.

     The reimbursement agreement obligates DSL.net to reimburse the guarantors for any payments they may be required to make in accordance with their guarantees, within two business days of notification of such payments. Any such obligations not paid by DSL.net, when due, shall bear interest at the rate of 10% per annum. DSL.net's obligations under the reimbursement agreement are also guaranteed by certain of its wholly-owned subsidiaries and collateralized by a security agreement signed by DSL.net and certain of its wholly-owned subsidiaries which pledges a significant portion of DSL.net's consolidated assets as collateral.

     Pursuant to the terms of the reimbursement agreement, on December 27, 2002, DSL.net issued warrants to purchase 10,379,420 shares of its common stock to the VantagePoint entities and 1,634,473 shares of its common stock to the Columbia Capital entities in consideration for their guarantees aggregating $6,100,000. DSL.net issued additional warrants to purchase 767,301 shares of its common stock to the VantagePoint entities and 168,806 shares of its common stock to the Columbia Capital entities on March 26, 2003. All such warrants are exercisable for ten years at an exercise price of $0.50 per share. In addition, if DSL.net closes an equity financing on or before December 5, 2003, it has authorized the issuance to the VantagePoint entities, subject to certain conditions, of additional warrants to purchase the type of equity securities issued by DSL.net in such equity financing, in consideration for the additional $3,000,000 guaranty provided by the VantagePoint entities on March 5, 2003. Mr. Marver, one of DSL.net's current directors, is a member and a managing member of the general partners of each of the Vantage Point entities and Mr. Yagemann, one of DSL.net's current directors, is a member of an affiliate of each of the VantagePoint entities. Mr. Hopper, an affiliate of the Columbia Capital entities, is also a member of our board of directors.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DSL.NET, INC.



Dated: April 30, 2003                       By: /s/David F. Struwas
                                                -------------------------------
                                                David F. Struwas
                                                Chairman of the Board and
                                                Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title(s)                          Date
---------                       --------                          ----

/s/ David F. Struwas            Chairman of the Board and Chief   April 30, 2003
------------------------        Executive Officer
David F. Struwas, in his        (Principal Executive Officer)
individual capacity and
 as Attorney-In-Fact.

         *                      Chief Financial Officer           April 30, 2003
------------------------        (Principal Financial and
Robert J. DeSantis              Accounting Officer)


         *                      Director                          April 30, 2003
------------------------
Robert Gilbertson


         *                      Director                          April 30, 2003
------------------------
Robert Hartnett


         *                      Director                          April 30, 2003
------------------------
Harry Hopper


         *                      Director                          April 30, 2003
------------------------
Paul Keeler


         *                      Director                          April 30, 2003
------------------------
William J. Marshall

         *                      Director                          April 30, 2003
------------------------
James D. Marver


         *                      Director                          April 30, 2003
------------------------
Michael Yagemann


*This Amendment No. 1 on Form 10-K/A was executed by David F. Struwas pursuant to a Power of Attorney filed with the Securities and Exchange Commission on March 31, 2003 in connection with the Registrant's Annual Report on Form 10-K for the fiscal year ending December 31, 2002.

                                 CERTIFICATIONS

I, David F. Struwas, certify that:

1. I have reviewed this Amendment No. 1 on Form 10-K/A to the annual report on Form 10-K, of DSL.net, Inc.;

2. Based on my knowledge, this Amendment No. 1 to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by DSL.net's annual report, as amended by this Amendment No. 1 to annual report;

3. Based on my knowledge, the financial statements, and other financial information included in DSL.net's annual report, as amended by this Amendment No. 1 to annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in DSL.net's annual report, as amended by this Amendment No. 1 to annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which DSL.net's annual report, as amended by this Amendment No. 1 to annual report, is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amendment No. 1 to annual report (the "Evaluation Date"); and

     (c) Presented in DSL.net's annual report, as amended by this Amendment No. 1 to annual report, our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in DSL.net's annual report, as amended by this Amendment No. 1 to annual report, whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 30, 2003
                                                 By: /s/ David F. Struwas
                                                     ---------------------------
                                                     Chairman of the Board and
                                                     Chief Executive Officer

I, Robert J. DeSantis, certify that:

1. I have reviewed this Amendment No. 1 on Form 10-K/A to the annual report on Form 10-K, of DSL.net, Inc.;

2. Based on my knowledge, this Amendment No. 1 to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by DSL.net's annual report, as amended by this Amendment No. 1 to annual report;

3. Based on my knowledge, the financial statements, and other financial information included in DSL.net's annual report, as amended by this Amendment No. 1 to annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in DSL.net's annual report, as amended by this Amendment No. 1 to annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which DSL.net's annual report, as amended by this Amendment No. 1 to annual report, is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amendment No. 1 to annual report (the "Evaluation Date"); and

     (c) Presented in DSL.net's annual report, as amended by this Amendment No. 1 to annual report, our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in DSL.net's annual report, as amended by this Amendment No. 1 to annual report, whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 30, 2003

                                                 By: /s/ Robert J. DeSantis
                                                     ---------------------------
                                                     Chief Financial Officer