Form 10-Q
period 2003-03-31
DSL NET INC
filed 2003-05-14
CIK 1085866

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

                         Yes  X                  No __
                             ---


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                         Yes  __                 No  X
                                                    ----

     As of May 12, 2003 the registrant had 64,938,732 shares of Common Stock outstanding.

================================================================================

                                  DSL.NET, INC.

                                      INDEX



                                                                           Page
                                                                          Number
                                                                          ------

                         Part I - Financial Information


Item 1. Consolidated Financial Statements ....................................2

          Consolidated Balance Sheets (unaudited) at December 31, 2002 and
              March 31, 2003..................................................2

          Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2002 and 2003............................3

          Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2002 and 2003............................4

          Notes to Consolidated Financial Statements..........................5

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................18

Item 3. Quantitative and Qualitative Disclosures about Market Risk...........33

Item 4. Controls and Procedures..............................................33

                           Part II - Other Information

Item 2  Changes in Securities and Use of Proceeds............................33

Item 4. Submission of Matters to a Vote of Security Holders..................34

Item 6. Exhibits and Reports on Form 8-K.....................................34

Signature....................................................................36

Certifications...............................................................37

Exhibit Index................................................................39

                         Part I - Financial Information

Item 1. Consolidated Financial Statements

                                  DSL.net, Inc.
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                                              December 31,     March 31,
                                                                                                  2002            2003
                                                                                               ----------      ----------
                                             ASSETS
Current assets:
Cash and cash equivalents                                                                      $   11,318      $    4,478
Restricted cash  (Note 2)                                                                               1               4
Accounts receivable (net of allowances of $606 and $718
 at December 31, 2002 and March 31, 2003, respectively)                                             4,358           8,330
Inventory                                                                                             707             706
Deferred costs                                                                                        615             762
Prepaid expenses and other current assets                                                             726           1,318
                                                                                               ----------      ----------
Total current assets                                                                               17,725          15,598

Fixed assets, net                                                                                  23,066          32,968
Goodwill and other intangible assets                                                               10,656          10,951
Other assets                                                                                        2,049           7,194
                                                                                               ----------      ----------
Total assets                                                                                   $   53,496      $   66,711
                                                                                               ==========      ==========

   LIABILITIES, MANDATORILY REDEEMABLE, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                               $    4,621      $    3,773
Accrued salaries                                                                                    1,225           1,176
Accrued liabilities                                                                                 4,621           8,371
Deferred revenue                                                                                    3,591           5,855
Current portion of capital leases payable                                                           2,676           2,643
                                                                                               ----------      ----------
Total current liabilities                                                                          16,734          21,818

Capital leases payable                                                                              1,889           1,226
Notes payable (Note 7)                                                                               --             5,000
Credit facility (Note 7)                                                                             --             6,100
                                                                                               ----------      ----------
Total liabilities                                                                                  18,623          34,144
                                                                                               ----------      ----------
Commitments and contingencies  (Note 8)

Preferred stock:  20,000,000 preferred shares authorized (Note 9)
 20,000 shares designated as Series X, mandatorily redeemable, convertible preferred stock, $.001 par value; 20,000 and 20,000 shares issued and outstanding as of December 31, 2002 and March 31, 2003, respectively (liquidation preference
 $22,315 and $22,915 as of December 31, 2002 and March 31, 2003, respectively)                      8,741          11,014

 15,000 shares designated as Series Y, mandatorily redeemable, convertible preferred stock, $.001 par value; 15,000 and 15,000 shares issued and outstanding as of December 31, 2002 and March 31, 2003, respectively (liquidation preference
 $16,380 and $16,830 as of December 31, 2002 and March 31, 2003, respectively)                      5,381           7,168

Stockholders' equity  (Note 9)
Common stock, $.0005 par value; 400,000,000 and 400,000,000 shares authorized;
 64,929,899 and 64,937,899 shares issued and outstanding                                               32              32
Additional paid-in capital                                                                        305,647         308,246
Deferred compensation                                                                                (437)           (159)
Accumulated deficit                                                                              (284,491)       (293,734)
                                                                                               ----------      ----------
Total stockholders' equity                                                                         20,751          14,385
                                                                                               ----------      ----------
Total liabilities, preferred stock and stockholders' equity                                    $   53,496      $   66,711
                                                                                               ==========      ==========

                The accompanying notes are an integral part of these consolidated financial statements.

                                  DSL.net, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                                 --------------------------
                                                                                                    2002            2003
                                                                                                 ----------      ----------
Revenue                                                                                          $   11,381      $   16,765
                                                                                                 ----------      ----------
Operating expenses:
Network (excluding $7 and $7
of stock compensation, respectively)                                                                  8,712          12,238
Operations (excluding $15 and $9
of stock compensation, respectively)                                                                  1,991           2,756
General and administrative (excluding $111 and $52
of stock compensation, respectively)                                                                  3,402           3,056
Sales and marketing (excluding $214 and $210
of stock compensation, respectively)                                                                  1,197           2,233
Stock compensation                                                                                      347             278
Depreciation and amortization                                                                         5,114           4,837
                                                                                                 ----------      ----------

Total operating expenses                                                                         $   20,763      $   25,398
                                                                                                 ----------      ----------

Operating loss                                                                                   $   (9,382)     $   (8,633)

Interest (expense) income, net                                                                         (245)           (564)
Other income (expense), net                                                                             172             (46)
                                                                                                 ----------      ----------

Net loss                                                                                         $   (9,455)     $   (9,243)
                                                                                                 ==========      ==========

Net loss applicable to common stockholders:
 Net loss                                                                                            (9,455)         (9,243)
 Dividends on preferred stock                                                                          (594)         (1,050)
 Accretion of preferred stock, net of issuance costs                                                 (1,597)         (3,010)
                                                                                                 ----------      ----------
  Net loss applicable to common stockholders                                                     $  (11,646)     $  (13,303)
                                                                                                 ==========      ==========
Net loss per share, basic and diluted                                                            $    (0.18)     $    (0.20)
                                                                                                 ==========      ==========
Shares used in computing net loss per share, basic and diluted                                   64,743,155      64,931,588
                                                                                                 ==========      ==========

    The accompanying notes are an integral part of these consolidated financial statements.

                                  DSL.net, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                                                    Three Months ended
                                                                                                          March 31,
                                                                                                 --------------------------
                                                                                                    2002            2003
                                                                                                 ----------      ----------
Cash flows from operating activities:
Net loss                                                                                         $   (9,455)     $   (9,243)

Reconciliation of net loss to net cash provided by (used in)
operating activities:
 Depreciation and amortization                                                                        5,114           4,837
 Bad debt expense                                                                                       561             500
 Sales credits and allowances                                                                           253              98
 Amortization of deferred debt issuance costs                                                             9             315
 Stock compensation expense                                                                             347             278
 Loss on sale/write-off of fixed assets                                                                  53              94
 Net changes in assets and liabilities:
  (Increase) in accounts receivable                                                                  (1,505)         (4,570)
  Decrease / (increase) in prepaid and other current assets                                             213            (737)
  (Increase) / decrease in other assets                                                                (219)          1,196
  (Decrease) in accounts payable                                                                       (378)           (847)
  Increase / (decrease) in accrued salaries                                                              55             (49)
  (Decrease) / increase in accrued expenses                                                          (1,945)          2,999
  Increase in deferred revenue                                                                          185           1,180
                                                                                                 ----------      ----------
Net cash used in operating activities                                                                (6,712)         (3,949)
                                                                                                 ----------      ----------
Cash flows from investing activities:
 Purchases of property and equipment                                                                   (605)           (378)
 Proceeds from sales of property and equipment                                                           73            --
 Acquisitions of businesses and customer lines                                                         (650)         (7,917)
 (Increase) / decrease in restricted cash                                                                18              (3)
                                                                                                 ----------      ----------
Net cash used in investing activities                                                                (1,164)         (8,298)
                                                                                                 ----------      ----------
Cash flows from financing activities:
 Proceeds from credit facility                                                                          --            6,100
 Proceeds from common stock issuance                                                                      2               2
 Proceeds from preferred stock issuance and bridge note                                               10,000            --
 Principal payments under notes and capital lease obligations                                          (795)           (695)
                                                                                                 ----------      ----------
Net cash provided by financing activities                                                             9,207           5,407
                                                                                                 ----------      ----------
Net increase / (decrease) in cash and cash equivalents                                                1,331          (6,840)
Cash and cash equivalents at beginning of period                                                     19,285          11,318
                                                                                                 ----------      ----------
Cash and cash equivalents at end of period                                                       $   20,616      $    4,478
                                                                                                 ==========      ==========

Supplemental disclosure of non-cash investing activities:
 On January 10, 2003, the Company purchased the network assets and associated subscriber lines of
 Network Access Solutions Corporation  (Note 5)
  The fair value of the assets acquired was $14,750

The accompanying notes are an integral part of these consolidated financial statements.

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.    Summary of Significant Accounting Policies

A.    Basis of Presentation

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates. Certain prior period amounts have been reclassified to conform to the 2003 presentation. The consolidated financial statements ("financial statements") at March 31, 2003 and for the three months ended March 31, 2002 and 2003 are unaudited, but in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) that DSL.net, Inc ("DSL.net" or the "Company") considers necessary for a fair presentation of its financial position and operating results. Operating results for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for any future periods.

      The accompanying unaudited interim financial statements have been prepared with the assumption that users of the interim financial information have either read or have access to the Company's financial statements for the year ended December 31, 2002. Accordingly, footnote disclosures that would substantially duplicate the disclosures contained in the Company's December 31, 2002 audited financial statements have been omitted from these unaudited interim financial statements. These financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions, rules and regulations. While management believes the disclosures presented are adequate to make these financial statements not misleading, these financial statements should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which has been filed with the SEC.

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

2.    Liquidity

      As reflected in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, the Company incurred operating losses of approximately $35,821 and negative operating cash flows of approximately $17,706 during the year ended December 31, 2002. During the three months ended March 31, 2003, the Company incurred operating losses of approximately $8,633 and negative operating cash flows of approximately $3,949. These operating losses and negative operating cash flows have been financed primarily by proceeds from equity issuances. The Company had accumulated deficits of approximately $284,491 at December 31, 2002 and approximately $293,734 at March 31, 2003.

     The Company expects its operating losses, net operating cash outflows and capital expenditures to continue through 2003. The Company successfully completed rounds of private equity and bridge loan financings totaling approximately $35,000 as follows: approximately $20,000 in the fourth quarter of 2001, $10,000 in March 2002, and $8,531 in May 2002 (which, after cancellation of the bridge loans, yielded net proceeds of approximately $5,000) (Note 9). The Company's independent accountants have noted in their report on the Company's audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 that the Company's sustained operating losses raise substantial doubt about its ability to continue as a going concern. The Company believes that its existing cash and cash equivalents, cash expected to be generated from operations, and funds available under its bank credit agreement, will be sufficient to fund its operating losses, capital expenditures, lease payments and working capital requirements through the end of the second quarter of 2003, based on its current business plans and projections. The Company intends to use these cash resources to finance its capital expenditures and for working capital and other general corporate purposes. The Company may also use a portion of these cash resources to acquire complementary businesses, subscriber lines or other assets, including the proposed acquisition of network assets and associated subscriber lines from TalkingNets (Note 13). The amounts actually expended for these purposes will vary significantly depending on a number of factors, including market acceptance of the Company's services, revenue growth, planned capital expenditures, cash generated from operations, improvements in operating productivity, the extent and timing of entry into new markets, and availability and prices paid for acquisitions.

     Additional financing will be required by the end of the second quarter of 2003. The Company does not believe that its operations will generate sufficient cash to finance its 2003 operating requirements. As a result, the Company will need to raise additional financing through some combination of borrowings (including borrowings under the bank credit facility described in Note 7), leasing, vendor financing and the sale of equity or debt securities. These capital requirements may vary based upon the timing and the success of implementation of the Company's business plan or if:

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

      o the Company curtails, reorganizes, discontinues, or shuts down its operations

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

3.    Stockholders' Equity

      The Company's remaining unamortized deferred compensation balance of approximately $159 at March 31, 2003, relating to stock options and restricted stock held by employees and directors, is being amortized over the respective remaining vesting periods.

4.    Restructuring

      The Company's restructuring reserve balance at March 31, 2003, of approximately $911, which related to various restructuring charges recorded in 2000 and 2001, was included in the Company's accrued liabilities and represented approximately $596 for anticipated costs pertaining to its vacated facilities and approximately $315 for anticipated costs pertaining to its closed central offices.

5.    Acquisitions

      During the quarter ended March 31, 2002, the Company entered into an Asset Purchase Agreement, dated as of January 1, 2002, with Broadslate Networks, Inc. ("Broadslate") for the purchase of business broadband customer accounts and certain other assets, including certain accounts receivable related to the customer accounts. The initial purchase price of $800 was subject to certain adjustments which resulted in a $50 reduction in the purchase price. The Broadslate customer line acquisitions were accounted for under the purchase method of accounting and, accordingly, the adjusted purchase price of approximately $750 was allocated to the assets acquired based on their estimated fair values at the date of acquisition as follows: approximately $28 to net accounts receivable acquired and approximately $722 to approximately 520 subscriber lines acquired, which amount is being amortized on a straight-line basis over two years from the date of purchase.

      In December of 2002, the U.S. Bankruptcy Court for the District of Delaware approved the Company's bid to purchase network assets and associated subscriber lines of Network Access Solutions Corporation ("NAS") for $14,000, consisting of $9,000 in cash and $5,000 in a note payable to NAS. The Company closed the transaction on January 10, 2003, whereby it acquired NAS's operations and network assets, associated equipment in approximately 300 central offices and approximately 11,500 associated subscriber lines. Additionally, on January 10, 2003, the Company hired approximately 78 employees formerly employed by NAS. No pre-closing liabilities

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

were assumed in connection with the NAS transaction. The cash portion of the consideration was paid from the Company's existing cash. In accordance with the Asset Purchase Agreement, DSL.net negotiated a $1,083 reduction in the cash paid at the closing, representing DSL.net's portion of January revenue which was billed and collected by NAS, bringing the net cash paid for the NAS network assets and associated subscriber lines to $7,917. The NAS note has a term of 5 years, bears interest at 12% and is collateralized by the network equipment acquired from NAS. Interest is payable monthly in arrears on the unpaid principal balance. The note requires interest-only payments for the first 21 months after which principal payments will commence monthly and be paid in 39 equal monthly installments together with interest on the unpaid principal balance.

      NAS provided high-speed Internet and Virtual Private Network services to business customers using Digital Subscriber Line, frame relay and T-1 technology via its own network facilities in the Northeast and Mid-Atlantic markets. The NAS acquisition significantly increased the Company's subscriber base and its facilities-based footprint in one of the largest business markets in the United States, providing it with increased opportunities to sell more higher-margin facilities-based services.

      The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141. The results of NAS's operations have been included in the consolidated financial statements since January 10, 2003 (the acquisition date). The allocated estimated fair values of the acquired assets at the date of acquisition exceeded the purchase price and, accordingly, have been written down on a pro-rata basis by asset group to the purchase price of approximately $14,750 ($14,000 plus associated direct acquisition costs of approximately $750) as follows: (i) intangible assets pertaining to approximately 11,500 acquired subscriber lines of $5,406, and (ii) property and equipment of $9,344. The Company is still in the process of obtaining third party estimates of certain property and equipment and, thus, the allocation of the purchase price is subject to further adjustment.

      In connection with the integration of the NAS business, on January 17, 2003, the Company had a reduction in force of approximately 35 employees at its headquarters facility in New Haven, Connecticut. The Company paid approximately $62 in severance to the terminated employees. Subsequent to this reduction in force, the Company's headcount approximated 230 employees.

      With the acquisition of the NAS assets on January 10, 2003, the Company acquired a number of subscribers, some of whom it services indirectly through various Internet service providers ("ISP's"). The Company sells its services to such ISP's who then resell such services to the end user subscriber. The Company expects to have some increased exposure and concentration of credit risk pertaining to such ISP's during 2003, however, no individual customer accounted for more than 5% of first quarter 2003 revenue.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      The following table sets forth the unaudited pro forma consolidated financial information of the Company, giving effect to the acquisition of the Broadslate customers and the acquisition of network assets and associated subscriber lines of NAS, as if the transactions occurred at the beginning of the periods presented.

                                                                          PRO FORMA
                                                                 THREE MONTHS ENDED MARCH 31,
                                                                ------------------------------
                                                                    2002              2003
                                                                ------------      ------------
      Pro forma revenue                                         $     17,255      $     17,523
      Pro forma operating loss                                  $    (10,454)     $     (8,606)
      Pro forma net loss                                        $    (10,994)     $     (9,261)
      Pro forma net loss applicable to common stockholders      $    (13,185)     $    (13,321)
      Pro forma net loss per share, basic and diluted           $       (.20)     $       (.21)

      Shares used in computing pro forma net loss per share       64,743,155        64,931,588

      The pro forma results are not necessarily indicative of the actual results of operations that would have been obtained had the acquisitions taken place at the beginning of the respective periods or the results that may occur in the future.

      The actual revenue attributable to customer lines acquired during the period was approximately $382 and $5,116 for the three months ended March 31, 2002 and 2003, respectively.

6.    Goodwill and Other Intangible Assets

      In accordance with SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", which became effective January 1, 2002, the Company has ceased to amortize approximately $8,482 of goodwill. In lieu of amortization, the Company made an initial impairment review of its goodwill in January of 2002 and another impairment review in December of 2002. The Company did not record any goodwill impairment adjustments resulting from its impairment reviews. The Company will continue to perform annual impairment reviews, unless a change in circumstances requires a review in the interim.

      Amortization expense of other intangible assets for the three months ended March 31, 2002 and 2003 was approximately $1,342 and $1,181, respectively.

7. Debt

      In December 2001, in conjunction with the Company's sale of shares of mandatorily redeemable convertible Series Y Preferred Stock (the "Series Y Preferred Stock"), the Company issued short-term promissory notes (the "Promissory Notes") for proceeds of $3,531 to the Series Y Preferred Stockholders. The Promissory Notes provided for an annual interest rate of 12%. In May 2002, in accordance with the terms of the Series Y Preferred Stock Purchase Agreement, the Company sold an additional 8,531 shares of Series Y Preferred Stock for $5,000 in cash and delivery of the

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Promissory Notes for cancellation. All accrued interest on the Promissory Notes, of approximately $145, was forgiven (Note 9).

      The Company entered into a Revolving Credit and Term Loan Agreement, dated as of December 13, 2002 (the "Credit Agreement"), with a commercial bank providing for a revolving line of credit of up to $15,000 (the "Commitment"). Borrowings under the Credit Agreement may be made in minimum $500 increments from time to time up to the Commitment and repayments may be made in minimum $100 increments, in each case until the revolving credit maturity date of December 12, 2004, at which time all amounts outstanding will convert into a term loan payable in 12 quarterly installments commencing on December 31, 2004 (the "Term Loan"). The Company may pre-pay amounts due under the Term Loan in increments of $1,000 without penalty. Interest is payable on all amounts outstanding under the Credit Agreement in arrears at the end of each calendar quarter at a variable interest rate equal to the higher of the bank's prime rate equivalent or 0.5% percent above the Federal Funds Effective rate. As of March 31, 2003, amounts outstanding under this Credit Agreement bore interest at an annual rate of 4.25%. The amount not drawn upon under the Commitment (subject to certain adjustments) is subject to a commitment fee, payable in arrears at the end of each calendar quarter, equal to an annualized rate of 0.25%. The Credit Agreement also requires the Company and its subsidiaries, except for Vector Internet Services, Inc., to maintain all of its bank deposit and investment accounts with the bank. The Company's ability to borrow amounts available under the Credit Agreement is subject to the bank's receipt of a like amount of guarantees from certain of the Company's investors and/or other guarantors acceptable to the bank and to certain other conditions set forth in the Credit Agreement. As of March 31, 2003, the Company's investors had guaranteed $9,100 under the Credit Agreement. On February 3, 2003, the Company borrowed $6,100 under the Credit Agreement. As of March 31, 2003, the Company's outstanding balance under the Credit Agreement was approximately $6,100.

      The Company entered into a Reimbursement Agreement, dated as of December 27, 2002, with several private investment funds affiliated with VantagePoint Venture Partners ("VantagePoint"), Columbia Capital Equity Partners ("Columbia"), The Lafayette Investment Fund, L.P. and Charles River Partnership, L.P. (collectively the "Guarantors") and VantagePoint Venture Partners III (Q), L.P., as administrative agent (the "Agent"). The Guarantors are all holders of or affiliates of holders of the Company's Series X and Series Y Preferred Stock. Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, VantagePoint and Columbia issued guarantees in an aggregate amount of $6,100 to support certain obligations of the Company under the Credit Agreement. The Reimbursement Agreement obligates the Company to reimburse the Guarantors for any payments they may be required to make in accordance with their guarantees. The Company's obligations under the Reimbursement Agreement are guaranteed by certain of the Company's wholly-owned subsidiaries and collateralized by a Security Agreement signed by the Company and certain of its wholly-owned subsidiaries which pledges a significant portion of the Company's consolidated assets as collateral.

      Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, the Company issued warrants to purchase 12,013,893 shares of its common stock to VantagePoint and to Columbia, in consideration for their guarantees aggregating $6,100. All such warrants have a ten year life and an exercise price of $0.50 per share. On March 26, 2003, the Company, issued additional warrants, exercisable for ten years, to purchase a total of 936,107 shares its common stock at $0.50 per share to VantagePoint and Columbia, bringing the total number of warrants issued in connection with the Reimbursement Agreement to 12,950,000. Pursuant to the terms of the Reimbursement Agreement, in the event that the Company did not borrow any loans under the

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Credit Agreement on or before March 31, 2003, then the Credit Agreement and all Guarantees issued under the Reimbursement Agreement shall have been terminated and any warrants issued to Guarantors in connection with the transactions contemplated shall have been deemed terminated. Since the Company initiated a loan on its bank Credit Agreement on February 3, 2003, the Guarantors' guarantees of the subject loan became effective on February 3, 2003 and the contingency related to the validation of the warrants was eliminated.

      On February 3, 2003, the Company valued the 12,950,000 warrants at $0.514 each with a total value of approximately $6,656. The valuation was performed using a Black Scholes valuation model with the following assumptions: (i) a risk free interest rate of 4.01% (ten-year Treasury rate), (ii) a zero dividend yield, (iii) a ten year expected life, (iv) an expected volatility of 153%, (v) an option exercise price of $0.50 and (vi) a current market price of $0.52 (the closing price of the Company's common stock on February 3, 2003). Since the warrants were issued in consideration for loan guarantees, which enabled the Company to secure financing at below market interest rates, the Company recorded their value as a deferred debt financing cost which will be amortized to interest expense over the term of the loan (approximately 57 months) using the "Interest Method" of amortization. For the three months ended March 31, 2003, interest expense relating to amortized deferred financing costs approximated $315. The Company's remaining unamortized deferred financing costs was approximately $6,341 as of March 31, 2003.

      On March 3, 2003, the Company and certain of the Guarantors entered into Amendment No. 1 to the Reimbursement Agreement, pursuant to which VantagePoint increased its guarantee by $3,000, bringing the aggregate guarantees by all Guarantors under the Reimbursement Agreement, as amended, to $9,100. As consideration for VantagePoint's increased guarantee, if the Company closes an equity financing on or before December 3, 2003, it is authorized to issue VantagePoint additional warrants to purchase the type of equity securities issued by it in such equity financing. The number of such additional warrants would be determined by dividing $1,000 by the per share price of such equity securities.

8.    Commitments and Contingencies

      In certain markets where the Company has not deployed its own local broadband equipment, the Company utilizes local facilities of wholesale providers, including Covad Communications, Inc. ("Covad"), in order to provide service to its end-user customers. These wholesale providers may terminate their service with little or no notice. The failure of Covad or any of the Company's other wholesale providers to provide acceptable service on acceptable terms could have a material adverse effect on the Company's operations. There can be no assurance that Covad or other wholesale providers will be successful in managing their operations and business plans.

      The Company transmits data across its network via transmission facilities that are leased from certain carriers, including AT&T and MCI (formerly known as WorldCom). The failure of any of the Company's data transport carriers to provide acceptable service on acceptable terms could have a material adverse effect on the Company's operations. MCI has filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. While MCI has announced that it expects to continue with its current operations without adverse impact on its customers, it may not be able to do so. The Company believes that it could transition the data transport services currently supplied by MCI to alternative suppliers in thirty to sixty days, should MCI announce discontinuance of such services. However, if MCI was to discontinue such services without providing sufficient advance notice (at least sixty days), the Company might not be able to transition

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

such services in a timely manner, which could disrupt service provided by the Company to certain of its customers. This could result in the loss of revenue, loss of customers, claims brought against the Company by its customers, or could otherwise have a material adverse effect on the Company. Even if MCI was to provide adequate notice of any such discontinuation of service, there can be no assurance that the Company would be able to transition such service without a material adverse impact on the Company or its customers, if at all.

      In February 2002, the Company negotiated a termination of its obligations under its lease for vacated office space located in Milford, Connecticut. The Company had recorded anticipated losses related to these vacated premises as part of its restructuring charges during the year ended December 31, 2001.

      Under the Company's facility operating leases, minimum office facility operating lease payments are approximately $1,800 in 2003, $2,000 in 2004, $766 in 2005, $233 in 2006, $169 in 2007 and $28 in 2008. The Company also has long-term purchase commitments with MCI, AT&T, Sprint and other vendors for data transport and other services with minimum payments due even if its usage does not reach the minimum amounts. Minimum payments under our long-term purchase commitments are approximately $3,668 in 2003, $2,396 in 2004 and $57 in 2005.

9.    Mandatorily Redeemable Convertible Preferred Stock

      As more fully described in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, the Company entered into a Series X Preferred Stock Purchase Agreement (the "Series X Purchase Agreement") with VantagePoint on November 14, 2001, relating to the sale and purchase of up to an aggregate of 20,000 shares of Series X Preferred Stock at a purchase price of $1,000 per share. On December 24, 2001, the Company entered into a Series Y Preferred Stock Purchase Agreement (the "Series Y Purchase Agreement") with the Columbia Capital Equity Partners III, L.P., Columbia Capital Equity Partners II, L.P., The Lafayette Investment Fund, L.P., Charles River Partnership X, a Limited Partnership and N.I.G. Broadslate (collectively with their assigns, the "Series Y Investors"), relating to the sale and purchase of up to an aggregate of 15,000 shares of Series Y Preferred Stock at a purchase price of $1,000 per share.

      Pursuant to the Series X Purchase Agreement, in November and December 2001, the Company sold an aggregate of 10,000 shares of Series X Preferred Stock to VantagePoint for total proceeds of $10,000, before direct issuance costs of approximately $189. Pursuant to the Series X Purchase Agreement, on March 1, 2002, the Company sold an additional 10,000 shares of Series X Preferred Stock to VantagePoint for total proceeds of $10,000.

      Pursuant to the Series Y Purchase Agreement, in December 2001, the Company sold an aggregate of 6,469 shares of Series Y Preferred Stock to the Series Y Investors for an aggregate purchase price of $6,469, before direct issuance costs of approximately $300, which costs pertain to all funding transactions under the Series Y Purchase Agreement.

      In addition, in December 2001, the Company issued the Promissory Notes to the Series Y Investors in the aggregate principal amount of $3,531 in exchange for proceeds of $3,531. The Promissory Notes provided for an annual interest rate of 12%. In May 2002, in accordance with the terms of the Series Y Purchase Agreement, the Company sold 8,531 additional shares of Series Y

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Preferred Stock for $5,000 in cash and delivery of the Promissory Notes for cancellation. All accrued interest on the Promissory Notes, of approximately $145, was forgiven (Note 7).

      The Series X and Series Y Preferred Stock activity during the three months ended March 31, 2002 is summarized as follows:

                                                                                   MANDATORILY
                                                                     REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                                           --------------------------------------------------------
                                                                    SERIES X                       SERIES Y
                                                           --------------------------     -------------------------
                                                              SHARES         AMOUNT         SHARES         AMOUNT
                                                           ----------      ----------     ----------     ----------
Balance December 31, 2001                                      10,000      $      436          6,469     $       34

Issuance of shares                                             10,000          10,000

Discount on Series X and Y Preferred Stock resulting
  from a beneficial conversion feature                                        (10,000)

Accrued dividends on Series X and Y Preferred Stock                               400                           194

Accretion of beneficial conversion feature of Series X
  and Y Preferred Stock                                                         1,085                           512
                                                           ----------      ----------     ----------     ----------
Balance March 31, 2002                                         20,000      $    1,921          6,469     $      740
                                                           ==========      ==========     ==========     ==========

      The Series X and Series Y Preferred Stock activity during the three months ended March 31, 2003 is summarized as follows:

                                                                                   MANDATORILY
                                                                     REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                                           --------------------------------------------------------
                                                                    SERIES X                       SERIES Y
                                                           --------------------------     -------------------------
                                                              SHARES         AMOUNT         SHARES         AMOUNT
                                                           ----------      ----------     ----------     ----------
Balance December 31, 2002                                      20,000      $    8,741         15,000     $    5,381


Accrued dividends on Series X and Y Preferred Stock                               600                           450

Accretion of beneficial conversion feature of Series X
  and Y Preferred Stock                                                         1,673                         1,337
                                                           ----------      ----------     ----------     ----------
Balance March 31, 2003                                         20,000      $   11,014         15,000     $    7,168
                                                           ==========      ==========     ==========     ==========

10.   Related Party Transactions

      In January 2002, the Company entered into an Asset Purchase Agreement with Broadslate for the purchase of business broadband customer accounts and certain other assets, including accounts receivables related to the acquired customer accounts, for an adjusted purchase price of approximately $750 (Note 5). Certain of the Company's stockholders, including investment funds affiliated with Columbia, in the aggregate owned in excess of 10% of the capital stock of

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Broadslate. An affiliate of Columbia and a member of our Board of Directors was a director of Broadslate until February 2002.

      In accordance with the Series X Purchase Agreement, a group of private investment funds affiliated with VantagePoint purchased an additional 10,000 shares of the Company's mandatorily redeemable convertible Series X Preferred Stock ("the Series X Preferred Stock") in a closing that occurred on March 1, 2002 (Note 9). Prior to the sale of the additional 10,000 shares of Series X Preferred Stock, VantagePoint beneficially owned approximately 21,956,063 shares, or approximately 34%, of the Company's total outstanding common stock and 10,000 shares of Series X Preferred Stock. The 20,000 shares of Series X Preferred Stock owned by VantagePoint are convertible into approximately 111,111,111 shares of common stock. As a result, VantagePoint beneficially owns the equivalent of 133,067,174 shares of common stock. Two affiliates of VantagePoint are members of the Company's Board of Directors.

      In accordance with the Series Y Purchase Agreement (Note 9), in December 2001, the Company sold to the Series Y Investors 6,469 shares of its Series Y Preferred Stock for an aggregate purchase price of $6,469. In addition, in December 2001, the Company issued the Promissory Notes to the Series Y Investors in the aggregate principal amount of $3,531 in exchange for proceeds of $3,531 (Note 7). In May 2002, the Company sold to the Series Y Investors 8,531 shares of Series Y Preferred Stock for total proceeds of $8,531, which resulted in net proceeds of approximately $5,000, after the cancellation of the Promissory Notes issued to the Series Y Investors in December 2001. An affiliate of Columbia is a member of the Company's Board of Directors.

      The Company entered into a Reimbursement Agreement, dated as of December 27, 2002, with the Guarantors and the Agent. The Guarantors are all holders of or affiliates of holders of the Company's Series X and Series Y Preferred Stock. Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, the Company issued warrants to purchase 10,379,420 shares of its common stock to VantagePoint and warrants to purchase 1,634,473 shares of its common stock to Columbia, in consideration for their guarantees aggregating $6,100. The Company issued additional warrants to purchase 767,301 shares of its common stock to VantagePoint and 168,806 shares of its common stock to Columbia during the first quarter of 2003, bringing the total number of warrants issued to 12,950,000. All such warrants are exercisable for ten years at an exercise price of $0.50 per share (Note 7). On March 3, 2003, the Company and certain of the Guarantors entered into Amendment No. 1 to the Reimbursement Agreement, pursuant to which VantagePoint increased its guarantee by $3,000, bringing the aggregate guarantees by all Guarantors under the Reimbursement Agreement, as amended, to $9,100. As consideration for VantagePoint's increased guarantee, if the Company closes an equity financing on or before December 3, 2003, it is authorized to issue VantagePoint additional warrants to purchase the type of equity securities issued by it in such equity financing. The number of such additional warrants would be determined by dividing $1,000 by the per share price of such equity securities. Prior to the execution of the Reimbursement Agreement, VantagePoint beneficially owned 21,956,063 shares of the Company's common stock and 20,000 shares of the Company's mandatorily redeemable, convertible Series X Preferred Stock, which are convertible into 111,111,111 shares of the Company's common stock, and Columbia owned 15,000 shares of the Company's Series Y Preferred Stock, which are convertible into 30,000,000 shares of the Company's common stock. Two affiliates of VantagePoint and one affiliate of Columbia are members of the Company's Board of Directors.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11.   Incentive Stock Award Plans

      At March 31, 2003, the Company has four stock-based employee compensation plans, which are described more fully in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The Company accounts for Stock-based compensation under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, compensation expense is not recognized when options are granted at the fair market value on the date of grant.

      The Company has elected to continue following APB 25 to account for its stock-based compensation plans. The following table presents the effect on the Company's net loss and net loss per share as if the Company had applied the fair value method of accounting for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"):

                                                   Three Months Ended March 31,
                                                      ----------------------
                                                        2002          2003
                                                      --------      --------

Net loss, as reported                                 $ (9,455)     $ (9,243)
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                            (1,302)       (1,515)
                                                      --------      --------
Pro forma under FAS 123                               $(10,757)     $(10,758)

Net loss applicable to common stockholders:
   As reported                                        $(11,646)     $(13,303)
   Pro forma under FAS 123                            $(12,948)     $(14,818)
Basic and diluted net loss per common share:
   As reported                                        $  (0.18)     $  (0.20)
   Pro forma under FAS 123                            $  (0.20)     $  (0.23)

      The estimated fair value at date of grant for options granted during the three months ended March 31, 2002 ranged from $0.80 to $1.15 per share, and for the three months ended March 31, 2003 ranged from $0.50 to $0.53 per share. The minimum value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                          March 31,
                                                   ----------------------
                                                   2002              2003
                                                   ----              ----

     Risk free interest rate                    3.73%-4.00%       2.29%-2.70%
     Expected dividend yield                       None              None
     Expected life of option                     4 years           4 years
     Expected volatility                           165%              152%

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      As additional options are expected to be granted in future periods, and the options vest over several years, the above pro forma results are not necessarily indicative of future pro forma results.

12.   Recently Issued Accounting Pronouncements

      In July 2001, Statement of Financial Accounting Standards ("SFAS") No. 142 "GOODWILL AND OTHER INTANGIBLE ASSETS" was issued. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. With the implementation of SFAS No. 142, the Company has discontinued amortizing approximately $8,482 of goodwill associated with acquired businesses.

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

      In December 2002, SFAS No. 148 "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF SFAS NO. 123" was issued. SFAS No. 148 amends SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results (Note 11).

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

13.   Subsequent Events

      On April 8, 2003, the Company entered into an asset purchase agreement with TalkingNets, Inc. and TalkingNets Holdings, LLC, (collectively, "TalkingNets") pursuant to which the Company agreed to acquire assets and subscribers of TalkingNets for $726 in cash (the "TalkingNets Asset Purchase Agreement"). As TalkingNets filed a voluntary petition for Chapter 11 reorganization in February 2003, the TalkingNets Asset Purchase Agreement was subject to the approval of the U.S. Bankruptcy Court for the Eastern District of Virginia. On April 9, 2003, the TalkingNets Asset Purchase Agreement and the transactions contemplated thereby were approved by the Bankruptcy Court. If all closing conditions are satisfied, the Company expects that this transaction will be completed during the second or third quarter of 2003. On April 11, 2003, the Company paid the full purchase price of $726 into escrow. In accordance with the terms of the TalkingNets Asset Purchase Agreement, the Company will have a transition period of up to 150 days to integrate TalkingNets' operations into its own operations and obtain all requisite approvals prior to final closing of the transaction. During the transition period, the Company will be entitled to the revenue from the acquired customers and be obligated to pay for certain of the related operating costs of TalkingNets' operations.

      Effective May 1, 2003, the Company entered into a 35 month lease for office space in Herndon, Virginia, with minimum lease payments of approximately $164 in 2003, $256 in 2004, $268 in 2005 and $68 in 2006.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                ------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion of the financial condition and results of operations of DSL.net should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2002, which has been filed with the Securities and Exchange Commission.

OVERVIEW

      We provide high-speed data communications, Internet access, and related services to small and medium-sized businesses throughout the United States, primarily using digital subscriber line, or DSL, technology. We have primarily targeted select second and third tier cities, as well as some first tier cities, for the deployment of our own local communications equipment. In certain markets where we have not deployed our own equipment, we utilize the local facilities of other carriers to provide service.

      In December of 2002, the U.S. Bankruptcy Court for the District of Delaware approved our bid to purchase network assets and associated subscriber lines of Network Access Solutions Corporation ("NAS") for $14,000, consisting of $9,000 in cash and $5,000 in a note payable to NAS. We closed the transaction on January 10, 2003, whereby we acquired the majority of NAS's operations and network assets, associated equipment in approximately 300 central offices and approximately 11,500 associated subscriber lines. The cash portion of the purchase price was paid from our existing cash. In accordance with the Asset Purchase Agreement, we negotiated a $1,083 reduction in the cash paid at the closing, representing our portion of January revenue which was billed and collected by NAS, bringing the net cash paid for the NAS network assets and associated subscriber lines to $7,917. In connection with the closing of the NAS transaction, on January 10, 2003, we hired approximately 78 former NAS employees. No pre-closing liabilities were assumed in connection with the NAS transaction.

      NAS provided high-speed Internet and Virtual Private Network services to business customers using Digital Subscriber Line, frame relay and T-1 technology via its own network facilities in the Northeast and Mid-Atlantic markets. The acquisition significantly increased our subscriber base and our facilities-based footprint in one of the largest business markets in the United States, providing us with increased opportunities to sell more higher-margin facilities-based services.

      The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141. The results of NAS's operations have been included in our consolidated financial statements since January 10, 2003 (the acquisition date). The allocated estimated fair values of the acquired assets at the date of acquisition exceeded the purchase price and, accordingly, have been written down on a pro-rata basis by asset group to the purchase price of approximately $14,750 ($14,000 plus associated direct acquisition costs of approximately $750) as follows: (i) intangible assets pertaining to approximately 11,500 acquired subscriber lines of $5,406, and (ii) property and equipment of $9,344. We are still in the process of obtaining third party estimates of certain property and equipment and, thus, the allocation of the purchase price is subject to further adjustment.

      In connection with the integration of the NAS business, on January 17, 2003, we had a reduction in force of approximately 35 employees at our headquarters facility in New Haven, CT.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                ------------------------------------------------

We paid approximately $62 in severance to the terminated employees. Subsequent to the reduction in force, our headcount approximated 230 employees.

      On February 3, 2003, we borrowed $6,100 under our Revolving Credit and Term Loan Agreement (discussed below). The loan bears interest, payable monthly in arrears at the bank's "base rate" and any unpaid principal balance will automatically convert to a term loan on December 12, 2004, after which principal payments (together with accrued interest on the unpaid principal balance) will be made in 12 equal installments payable at the end of each calendar quarter commencing on December 31, 2004. Amounts borrowed under the bank credit line are guaranteed by the principal holders of our Series X and Series Y Preferred Stock, with whom we have signed a Reimbursement Agreement (discussed below).

      On April 8, 2003, we entered into an asset purchase agreement with TalkingNets, Inc. and TalkingNets Holdings, LLC, (collectively, "TalkingNets") pursuant to which we agreed to acquire assets and subscribers of TalkingNets for $726 in cash (the "TalkingNets Asset Purchase Agreement"). As TalkingNets filed a voluntary petition for Chapter 11 reorganization in February 2003, the TalkingNets Asset Purchase Agreement was subject to the approval of the U.S. Bankruptcy Court for the Eastern District of Virginia. On April 9, 2003, the TalkingNets Asset Purchase Agreement and the transactions contemplated thereby were approved by the Bankruptcy Court. If all closing conditions are satisfied, we expect that this transaction will be completed during the second or third quarter of 2003. On April 11, 2003, we paid the full purchase price of $726 into escrow. In accordance with the terms of the TalkingNets Asset Purchase Agreement, we will have a transition period of up to 150 days to integrate TalkingNets' operations into our own operations and obtain all requisite approvals prior to final closing of the transaction. During the transition period, we will be entitled to the revenue from the acquired customers and be obligated to pay for certain of the related operating costs of TalkingNets' operations.

      As reflected in our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2002, we incurred operating losses of approximately $35,821 and negative operating cash flows of approximately $17,706 during the year ended December 31, 2002. During the three months ended March 31, 2003, we incurred operating losses of approximately $8,633 and negative operating cash flows of approximately $3,949. These operating losses and negative operating cash flows have been financed primarily by proceeds from equity issuances. We had accumulated deficits of approximately $284,491 at December 31, 2002 and $293,734 at March 31, 2003.

      We expect our operating losses, net operating cash outflows and capital expenditures to continue through 2003. We successfully completed rounds of private equity and bridge loan financings totaling approximately $35,000 as follows: approximately $20,000 in the fourth quarter of 2001, $10,000 in March 2002, and $8,531 in May 2002 (which, after cancellation of the bridge loans, yielded net proceeds of approximately $5,000). Our independent accountants have noted in their report that our sustained operating losses raise substantial doubt about our ability to continue as a going concern. We believe that our existing cash and cash equivalents, cash expected to be generated from operations, and funds available under our bank credit agreement, will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements through the end of the second quarter of 2003, based on our current business plans and projections. We intend to use these cash resources to finance our capital expenditures and for our working capital and other general corporate purposes. We may also use a portion of these cash resources to acquire complementary businesses, subscriber lines and other assets, including our proposed acquisition of network assets and associated subscriber lines from TalkingNets. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including market acceptance of our services, revenue growth, planned capital expenditures, cash generated from operations, improvements in operating productivity, the extent and timing of entry into new markets, and availability and prices paid for acquisitions.

      Additional financing will be required by the end of the second quarter of 2003. We do not believe that our operations will generate sufficient cash to finance our 2003 operating requirements. As a result, we will need to raise additional financing through some combination of borrowings (including borrowings under our bank credit facility), leasing, vendor financing and the sale of equity or debt securities. These capital requirements may vary based upon the timing and the success of implementation of our business plan or if:

      o demand for our services or our cash flow from operations is less than or more than expected;

      o   plans or projections change or prove to be inaccurate;

      o   we make acquisitions;

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                ------------------------------------------------

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RISKS

      Financial Reporting Release No. 60, which was released in December 2001 by the Securities and Exchange Commission (the "SEC"), requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. We have identified the accounting principles critical to our business and results of operations. Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, which has been filed with the SEC, includes a complete summary of the significant accounting policies and methods used in the preparation of our financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

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

      Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                ------------------------------------------------

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

      Revenue is recognized pursuant to the terms of each contract on a monthly service fee basis, which varies based on the speed of the customer's Internet connection and the services ordered by the customer. The monthly fee includes phone line charges, Internet access charges, the cost of the equipment installed at the customer's site and the other services we provide, as applicable. Revenue that is billed in advance of the services provided is deferred until the services are rendered. Revenue related to installation charges is also deferred and amortized to revenue over 18 months. Related direct costs incurred (up to the amount of deferred revenue) are also deferred and amortized to expense over 18 months. Any excess direct costs over installation charges are charged to expense as incurred. In certain instances, we negotiate credits and allowances for service related matters. We establish a reserve for such credits based on historical experience.

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

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                ------------------------------------------------

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

      With the acquisition of the NAS assets on January 10, 2003, we acquired a number of subscribers, some of whom we service indirectly through various Internet service providers ("ISP's"). We sell our services to such ISP's who then resell such services to the end user subscriber. We expect to have some increased exposure and concentration of credit risk pertaining to such ISP's during 2003, however, no individual customer accounted for more than 5% of first quarter 2003 revenue.

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

LITIGATION

      From time to time, we may be involved in litigation concerning claims arising in the ordinary course of our business, including claims brought by former employees and claims related to acquisitions. We record liabilities when a loss is probable and can be reasonably estimated. These estimates are based on analyses made by internal and external legal counsel who consider information known at the time. We believe we have made reasonable estimates in the past; however, court decisions could cause liabilities to be incurred in excess of estimates.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                ------------------------------------------------

RESULTS OF OPERATIONS

      REVENUE. Revenue is recognized pursuant to the terms of each contract on a monthly service fee basis, which varies based on the speed of the customer's connection and the services ordered by the customer. The monthly fee includes all phone line charges, Internet access charges, the cost of the equipment installed at the customer's site and the other services we provide, as applicable. Revenue that is billed in advance of the services provided is deferred until the services are rendered. Revenue related to installation charges is deferred and amortized to revenue over 18 months. Related direct costs incurred (up to the amount of deferred revenue) are also deferred and amortized to expense over 18 months. Any excess direct costs over installation charges are charged to expense as incurred. In certain instances, we negotiate credits and allowances for service related matters. We establish a reserve for such credits based on historical experience.

      Revenue for the three months ended March 31, 2003 increased by 47% to approximately $16,765, from approximately $11,381 for the three months ended March 31, 2002. The increase in revenue in the first quarter of 2003 was primarily due to an increase in subscriber lines resulting from our acquisition of the NAS assets. The actual revenue contributed from acquired customer lines was approximately $382 and $5,116 for the three months ended March 31, 2002 and 2003, respectively. We expect revenue to continue to increase in 2003 as compared to 2002 as a result of our acquisition of the NAS assets and associated subscriber lines, and as we continue our sales and marketing efforts in our expanded service areas, introduce additional services and, possibly, acquire additional businesses and/or subscriber lines.

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

      Network expenses for the three months ended March 31, 2003 increased approximately 40%, to approximately $12,238, compared to approximately $8,712 for the three months ended March 31, 2002. This increase of approximately $3,526 was primarily attributable to increased telecommunications expenses of approximately $3,429 and increased network engineering and field operations personnel expenses of approximately $308 resulting from our acquisition of the NAS assets, which was partially offset by net decreases in miscellaneous other expenses of $211. We expect our network expenses, including costs for subscriber lines, to increase in 2003 as compared to 2002 as a result of our acquisition of the NAS assets and associated subscriber lines, and as we add customers.

      OPERATIONS EXPENSES. Our operations expenses include costs related to customer care, customer provisioning, customer billing, customer technical assistance, purchasing, headquarters facilities operations, operating systems maintenance and support and other related overhead expenses.

      Operations expenses for the three months ended March 31, 2003 were approximately $2,756, compared to operations expenses for the three months ended March 31, 2002 of approximately $1,991. This 38% increase of approximately $765 was primarily due to increases in operations personnel expenses of approximately $595, equipment maintenance and small tool expense of

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                ------------------------------------------------

approximately $78, licensing fees of approximately $55 and other outside services of approximately $113, partially offset by decreases in other miscellaneous expenses of approximately $76.

      GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of costs relating to human resources, finance, executive, administrative services, recruiting, insurance, legal and auditing services, leased office facilities rent and bad debt expenses.

      General and administrative expenses were approximately $3,056 for the three months ended March 31, 2003, compared to general and administrative expenses for the three months ended March 31, 2002 of approximately $3,402. This 10% reduction of approximately $346 was primarily due to decreases in executive bonus expense of approximately $265, decreases in insurance expense of approximately $154, decreases in bad debt related expenses of approximately $134, decreases in property and corporate related taxes of approximately $115 and decreases in office facilities expense of approximately $45. Partially offsetting these decreases were increases in professional and consulting services of approximately $319 ($120 of which related to the acquired NAS operations) and $48 in other miscellaneous expenses.

      SALES AND MARKETING. Our sales and marketing expenses consist primarily of expenses for personnel, the development of our brand name, promotional materials, direct mail advertising and sales commissions and incentives.

      Sales and marketing expenses for the three months ended March 31, 2003 were approximately $2,233, compared to sales and marketing expenses for the three months ended March 31, 2002 of approximately $1,197, representing an 87% increase of approximately $1,036. The increase in sales and marketing expenses was primarily attributable to increased salaries, benefits and commissions approximating $672 (of which approximately $315 resulted from the NAS acquisition), increased advertising and direct mail marketing of approximately $320, and increased miscellaneous expenses of approximately $44. We expect our sales and marketing expenses to increase in future periods, as compared to 2002, primarily as a result of the NAS acquisition.

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

      Non-cash stock compensation expense was approximately $278 and $347 for the three months ended March 31, 2003 and 2002, respectively. These expenses consisted of charges and amortization related to stock options and restricted stock granted to our employees and directors. The unamortized balances as of December 31, 2002 and March 31, 2003 of approximately $437 and $159, respectively, are being amortized over the remaining vesting period of each grant and are expected to be fully amortized by June 30, 2003.

      As of December 31, 2002 and March 31, 2003, options to purchase 23,877,004 and 24,176,361 shares of common stock, respectively, were outstanding, which were exercisable at weighted average exercise prices of $0.98 and $0.96 per share, respectively.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization is primarily attributable to the following: (i) depreciation of network and operations equipment and Company-owned modems

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                ------------------------------------------------

and routers installed at customer sites, (ii) depreciation of information systems and computer hardware and software, (iii) amortization and depreciation of the costs of obtaining, designing and building our collocation space and corporate facilities and (iv) amortization of intangible capitalized costs pertaining to acquired businesses and customer line acquisitions. Although depreciation and amortization expense decreased in the first quarter of 2003 as compared to the first quarter of 2002, we expect that our depreciation and amortization expenses may increase in 2003 as compared to 2002, as a result of our acquisition of the NAS network assets and associated subscriber lines.

      Depreciation and amortization expenses were approximately $4,837 for the three months ended March 31, 2003, compared to depreciation and amortization expenses of approximately $5,114 for the three months ended March 31, 2002. The decrease in depreciation and amortization expenses of approximately $277 is primarily attributable to certain intangible and fixed assets becoming fully depreciated during 2002, resulting in a net decline in depreciation and amortization expense of approximately $1,070 which was partially offset by increased depreciation and amortization expenses relating to the acquisition of NAS assets and associated subscriber lines of approximately $793.

      Depreciation expenses pertaining to assets related to network expenses and operations expenses were approximately $3,328 and $3,416 for the three months ended March 31, 2003 and 2002, respectively. Depreciation and amortization expenses pertaining to assets related to general and administrative expenses were approximately $1,509 and $1,698 for the three months ended March 31, 2003 and 2002, respectively.

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

      INTEREST EXPENSE (INCOME) NET. Net interest expense of approximately $564 for the three months ended March 31, 2003 included approximately $589 of interest expense which was partially offset by approximately $25 in interest income. Net interest expense of approximately $245 for the three months ended March 31, 2002 included approximately $332 of interest expense which was partially offset by approximately $87 of interest income. The increase in net interest expense of approximately $319 was primarily attributed to the amortization of deferred non-cash financing costs of approximately $315 which related to the warrants issued in consideration for loan guarantees under our Reimbursement Agreement (discussed below), increased interest expense of approximately $140 pertaining to the note payable to NAS and borrowings under the Credit Agreement (discussed below) and decreased interest income of approximately $61 due to lower cash balances. These net increases were partially offset by lower interest expense in the first quarter of 2003 as compared to the first quarter of 2002, of approximately $106 pertaining to promissory notes cancelled in May 2002 (discussed below) and approximately $91 resulting from lower capital lease obligations.

      NET LOSS. Net loss was approximately $9,243 for the three months ended March 31, 2003, compared to net loss for the three months ended March 31, 2002 of approximately $9,455.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our capital expenditures and operations primarily with the proceeds from the sale of stock and from borrowings, including equipment lease financings. As of March 31, 2003, we

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                ------------------------------------------------

had cash and cash equivalents of approximately $4,478 and negative working capital of approximately $6,220.

      Net cash provided by financing activities for the three months ended March 31, 2003 was approximately $5,407. This cash primarily resulted from borrowings from our bank credit facility. Net cash provided by financing activities for the three months ended March 31, 2002 of approximately $9,207 resulted from the sale of our preferred stock. We have used, and intend to continue using, proceeds from our financings primarily to implement our business plan and for working capital and general corporate purposes. We have also used, and may in the future use, a portion of such proceeds to acquire complementary businesses or assets, including the proposed acquisition of network assets and associated subscriber lines from TalkingNets discussed above.

      In March 1999, we entered into a 36-month lease facility to finance the purchase of up to an aggregate of $2,000 of equipment. Amounts financed under this lease facility bear an interest rate of 8% or 9%, depending on the type of equipment, and are secured by the financed equipment. In July 2000, we entered into a 48-month lease agreement with an equipment vendor to finance the purchase of network equipment. We have leased approximately $8,900 under this agreement. Amounts financed under this agreement bear an interest rate of 12% and are secured by the financed equipment. In addition, during 1999 and 2000, we purchased and assumed through acquisition certain equipment and computer software under other capital leases, which are being repaid over periods ranging from 24 months to 60 months at rates ranging from 7.5% to 15%. In the aggregate, there was approximately $4,565 and approximately $3,869, outstanding under capital leases at December 31, 2002 and March 31, 2003, respectively.

      In November and December of 2001 and March of 2002, we received proceeds of $6,000, $4,000 and $10,000, respectively, from the sale of 6,000, 4,000 and 10,000 shares, respectively, of Series X Preferred Stock, before direct issuance costs of approximately $189.

      In December 2001, in conjunction with our sale of shares of mandatorily redeemable convertible Series Y Preferred Stock (the "Series Y Preferred Stock"), we issued short-term promissory notes (the "Promissory Notes") for proceeds of $3,531 to the Series Y Preferred Stockholders. The Promissory Notes provided for an annual interest rate of 12%. On March 1, 2002, we sold 10,000 shares of Series X Preferred Stock for an aggregate of $10,000 pursuant to the Series X Purchase Agreement. In May 2002, in accordance with the terms of the Series Y Purchase Agreement, we sold an additional 8,531 shares of Series Y Preferred Stock for $5,000 in cash and delivery of the Promissory Notes for cancellation. All accrued interest on the Promissory Notes, of approximately $145, was forgiven.

      We entered into a Revolving Credit and Term Loan Agreement, dated as of December 13, 2002 (the "Credit Agreement"), with a commercial bank providing for a revolving line of credit of up to $15,000 (the "Commitment"). Borrowings under the Credit Agreement may be made in minimum increments of $500 from time to time up to the Commitment and repayments may be made in minimum increments of $100, in each case until the revolving credit maturity date of December 12, 2004, at which time all amounts outstanding will convert into a term loan payable in 12 quarterly installments commencing on December 31, 2004 (the "Term Loan"). We may pre-pay amounts due under the Term Loan in increments of $1,000 without penalty. Interest is payable on all amounts outstanding under the Credit Agreement in arrears at the end of each calendar quarter at a variable interest rate equal to the higher of the bank's prime rate equivalent or 0.5% percent above the Federal Funds Effective Rate. As of March 31, 2003, amounts outstanding under this Credit Agreement bore interest at an annual rate of 4.25%. The amount not drawn upon under the Commitment (subject to certain adjustments) is subject to a commitment fee, payable in arrears at the end of each calendar quarter, equal to an annualized rate of 0.25%. The Credit Agreement also

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                ------------------------------------------------

requires us and our subsidiaries, except for Vector Internet Services, Inc., to maintain all of our bank deposit and investment accounts with the bank. Our ability to borrow amounts available under the Credit Agreement is subject to the bank's receipt of a like amount of guarantees from certain of our investors and/or other guarantors acceptable to the bank and to certain other conditions set forth in the Credit Agreement. As of March 31, 2003, our investors had provided guarantees of $9,100 under the Credit Agreement. On February 3, 2003, we borrowed $6,100 under the Credit Agreement. As of March 31, 2003, our outstanding balance was $6,100.

      We entered into a Reimbursement Agreement, dated as of December 27, 2002, with several private investment funds affiliated with VantagePoint Venture Partners ("VantagePoint"), Columbia Capital Equity Partners ("Columbia"), The Lafayette Investment Fund, L.P. and Charles River Partnership, L.P. (collectively the "Guarantors") and VantagePoint Venture Partners III (Q), L.P., as administrative agent (the "Agent"). The Guarantors are all holders of or affiliates of holders of our Series X and Series Y Preferred stock. Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, VantagePoint and Columbia issued guarantees in an aggregate amount of $6,100 to support certain of our obligations under the Credit Agreement. The Reimbursement Agreement obligates the Company to reimburse the Guarantors for any payments they may be required to make in accordance with their guarantees. Our obligations under the Reimbursement Agreement are also guaranteed by certain of our wholly-owned subsidiaries and collateralized by a Security Agreement signed by us and certain of our wholly-owned subsidiaries which pledges a significant portion of our consolidated assets as collateral. The Reimbursement Agreement also obligates us, when our unrestricted cash balance equals or exceeds $11,000 to either, at the Agent's request, (i) repay outstanding loans under the Credit Agreement in minimum increments of $1,000 (provided that if there is less than $1,000 of outstanding loans due under the Credit Agreement, then we shall pay such lesser amount) to the extent that we retain unrestricted cash balances in an amount greater than or equal to $10,000 after giving effect to such payment or (ii) cause each Guarantor's guarantee requirement under the Credit Agreement to be eliminated ratably in an aggregate amount equal to the outstanding loans that would otherwise be required to be repaid pursuant to (i) above.

      Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, we issued warrants to purchase 12,013,893 shares of our common stock to VantagePoint and Columbia, in consideration for their guarantees aggregating $6,100. All such warrants have a ten year life and an exercise price of $0.50 per share. On March 26, 2003, we, issued additional warrants, exercisable for ten years, to purchase a total of 936,107 shares of our common stock at $0.50 per share, to VantagePoint and Columbia, bringing the total number of warrants issued in connection with the Reimbursement Agreement to 12,950,000. Pursuant to the terms of the Reimbursement Agreement, in the event that we did not borrow any loans under the Credit Agreement on or before March 31, 2003, then the Credit Agreement and all Guarantees issued under the Reimbursement Agreement would have terminated and any warrants issued to Guarantors in connection with the transactions contemplated would have been terminated. Since we initiated a loan under the Credit Agreement on February 3, 2003, the Guarantors' guarantees of the subject loan became effective on February 3, 2003 and the contingency related to the validation of the warrants was eliminated.

      On February 3, 2003, we valued the 12,950,000 warrants at $0.514 each with a total value of $6,656. The valuation was performed using a Black Scholes valuation model with the following assumptions: (i) a risk free interest rate of 4.01% (ten-year Treasury rate), (ii) a zero dividend yield, (iii) a ten year expected life, (iv) an expected volatility of 153%, (v) an option exercise price of $0.50 and (vi) a current market price of $0.52 (the closing price of our common stock on February 3, 2003). Since the warrants were issued in consideration for loan guarantees, which enabled us to secure financing at below market interest rates, we recorded their value as a deferred financing cost (guarantee fee) which will be amortized to interest expense over the term of the loan (approximately 57 months) using the "Interest Method" of amortization. For the three months ended March 31, 2003, amortized interest expense relating to deferred financing costs approximated $315. Our

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                ------------------------------------------------

remaining unamortized deferred financing cost balance was approximately $6,341 as of March 31, 2003.

      On March 3, 2003, we and certain of our Guarantors entered into Amendment No. 1 to the Reimbursement Agreement, pursuant to which VantagePoint increased its guarantee by $3,000, bringing the aggregate guarantees by all Guarantors under the Reimbursement Agreement, as amended, to $9,100. As consideration for VantagePoint's increased guarantee, if we close an equity financing on or before December 3, 2003, we are authorized to issue VantagePoint additional warrants to purchase the type of equity securities issued by us in such equity financing. The number of such additional warrants would be determined by dividing $1,000 by the per share price of such equity securities.

      As a result of the development of our operating infrastructure and acquisitions, we have entered into certain long-term agreements providing for fixed payments. Under our facility operating leases, minimum office facility operating lease payments are approximately $1,800 in 2003, $2,000 in 2004, $766 in 2005, $233 in 2006, $169 in 2007 and $28 in 2008. We also have long-term purchase commitments with MCI (formerly known as WorldCom), AT&T, Sprint and other vendors for data transport and other services with minimum payments due even if our usage does not reach the minimum amounts. Minimum payments under our long-term purchase commitments are approximately $3,668 in 2003, $2,396 in 2004 and $57 in 2005.

      We transmit data across our network via transmission facilities that are leased from certain carriers, including AT&T and MCI (as described above). The failure of any of our data transport carriers to provide acceptable service on acceptable terms could have a material adverse effect on our operations. MCI has filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. While MCI has continued with its current operations since filing its voluntary petition to reorganize in June of 2001, and has announced that it expects to continue with its current operations without adverse impact on its customers, it may not be able to do so. We believe that we could transition the data transport services currently supplied by MCI to alternative suppliers in thirty to sixty days, should MCI announce discontinuance of such services. However, were MCI to discontinue such services without providing sufficient advance notice (at least sixty days), we might not be able to transition such services in a timely manner, which could disrupt service provided by us to certain of our customers. This could result in the loss of revenue, loss of customers, claims brought against us by our customers, or could otherwise have a material adverse effect on us. Even were MCI to provide adequate notice of any such discontinuation of service, there can be no assurance that we would be able to transition such service without a material adverse impact on us or our customers, if at all, or that such discontinuation of service would not otherwise have a material adverse effect on us.

      In February 2002, we were successful in terminating our obligations under the lease for office space in Milford, Connecticut.

      For the three months ended March 31, 2003, the net cash used in our operating activities was approximately $3,949. This cash was used for a variety of operating expenses, including salaries, network operations, sales, marketing and promotional activities, consulting and legal expenses, and overhead expenses.

      Net cash used in investing activities for the three months ended March 31, 2003 was approximately $8,298. Of this amount, approximately $7,917 was used for the acquisition of NAS assets and associated subscriber lines and approximately $378 was used for the purchase of equipment.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                ------------------------------------------------

      The development and expansion of our business has required significant capital expenditures. Capital expenditures, including collocation fees but excluding acquisitions, were approximately $378 and $605 for the three months ended March 31, 2003 and 2002, respectively, and customer assets and line acquisitions were approximately $7,917 and $650 for the three months ended March 31, 2003 and 2002, respectively. The actual amounts and timing of our future capital expenditures will vary depending on the speed at which we expand and implement our network and implement service for our customers. As a result of our decision to suspend further deployment of our network, our planned capital expenditures for 2003 are currently expected to be primarily for operational support systems. We currently anticipate spending approximately $1,200 to $1,500 for capital expenditures, excluding acquisitions, during the year ending December 31, 2003. The actual amounts and timing of our capital expenditures could differ materially both in amount and timing from our current plans.

      Our independent accountants have noted in their report that our sustained operating losses raise substantial doubt about our ability to continue as a going concern. We believe that our existing cash and cash equivalents, cash expected to be generated from operations and funds available under the Credit Agreement, will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements through the end of the second quarter of 2003. We intend to use our cash resources to finance our capital expenditures and for working capital and other general corporate purposes. We may also use a portion of these cash resources to acquire complementary businesses, subscriber lines or other assets, including our proposed acquisition of network assets and associated subscriber lines from TalkingNets discussed above. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including market acceptance of our services, revenue growth, planned capital expenditures, cash generated from operations, improvements in operating productivity, the extent and timing of entry into new markets and availability and prices paid for acquisitions.

      Additional financing will be required by the end of the second quarter of 2003. We do not believe that our operations will generate sufficient cash to finance our 2003 requirements. As a result, we will need to raise additional financing through some combination of borrowings, leasing, vendor financing and the sale of equity or debt securities. These capital requirements may vary based upon the timing and the success of implementation of our business plan or if:

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

      On July 22, 2002, the Nasdaq Stock Market, Inc. ("Nasdaq") transferred the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. We applied for

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                ------------------------------------------------

such transfer as a result of our non-compliance with Nasdaq's Marketplace Rule 4450(a)(5), which required us to maintain a bid price of $1.00 per share for at least 10 consecutive trading days during the last ninety day period prior to July 17, 2002 in order to remain qualified for listing on the Nasdaq National Market. On October 16, 2002, Nasdaq notified us that, while we had not regained compliance by October 15, 2002 with the $1.00 bid price per share requirement generally required for continued listing on the Nasdaq SmallCap Market, we did continue to meet the initial listing requirements for the Nasdaq SmallCap Market under Rule 4310(c)(2)(A). As a result, we had an additional 180 calendar days, or until April 14, 2003, to comply with the minimum bid price of $1.00 per share for 10 consecutive trading days, or such greater number of trading days as Nasdaq may determine, in order to remain listed on the Nasdaq SmallCap Market. On March 11, 2003, Nasdaq amended its rules to provide that a company that satisfies the initial listing requirements for the Nasdaq SmallCap Market under Rule 4310(c)(2)(A) would have an additional 90 days (over the 180 days already contemplated by the Nasdaq SmallCap Market rules) to comply with the minimum bid price of $1.00 per share. On April 15, 2003, Nasdaq notified us that, while we had not regained compliance by April 14, 2003 with the $1.00 bid price per share requirement generally required for continued listing on the Nasdaq SmallCap Market, we did continue to meet the initial listing requirements for the Nasdaq SmallCap Market under Rule 4310(c)(2)(A). As a result, we had an additional 90 calendar days, or until July 14, 2003, to comply with the minimum bid price of $1.00 per share for 10 consecutive trading days, or such greater number of trading days as Nasdaq may determine, in order to remain listed on the Nasdaq SmallCap Market. If we cannot comply with the minimum bid price requirements by July 14, 2003, Nasdaq will provide us notice that our common stock will be de-listed from the Nasdaq SmallCap Market. We would then have the opportunity to appeal such determination to a Listings Qualifications Panel. There can be no assurance that we will be able to comply with the minimum bid price requirement by July 14, 2003, if at all, or that we will continue to satisfy the other listing requirements of the Nasdaq SmallCap Market.

      Nasdaq has submitted proposed rules changes to the SEC which would, among other things, further extend the number of days during which a company that satisfies the initial listing requirements of the Nasdaq SmallCap Market may continue to be listed on such market without complying with the $1.00 minimum bid price requirement. There can be no assurance that the SEC will approve this proposed rule change, if at all, in time to delay the possible delisting of our common stock from the Nasdaq SmallCap Market. In addition, there can be no assurance that we will continue to satisfy the initial listing requirements of the Nasdaq SmallCap Market.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In July 2001, Statement of Financial Accounting Standards ("SFAS") No. 142 "GOODWILL AND OTHER INTANGIBLE ASSETS" was issued. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. With the implementation of SFAS No. 142, we have discontinued amortizing approximately $8,482 of goodwill associated with acquired businesses.

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

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                ------------------------------------------------

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

      In December 2002, SFAS No. 148 "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF SFAS NO. 123" was issued. SFAS No. 148 amends SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted these amended disclosure requirements in Note 11 to our financial statements included in this Form 10-Q under the heading "Incentive Stock Award Plans".

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

FORWARD LOOKING STATEMENTS

      This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements contained in this report, which are not historical facts, may be deemed to contain forward-looking statements. These statements relate to future events or our future financial or business performance, and are identified by terminology such as "may," "might," "will," "should," "expect," "scheduled," "plan," "intend," "anticipate," "believe," "estimate," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include, among other things, those described under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2002, which has been filed with the SEC, and (i) fluctuations in our quarterly operating results, which could adversely effect the price of our common stock; (ii) our unproven business model, which may not be successful; (iii) our ability to execute our business plan in a timely manner to generate the forecasted financial and operating results, which may not be achieved if our sales force is not able to generate sufficient sales to customers or if we are not able to install and commence service for customers in a timely manner; (iv) our need for additional funds by the end of the second quarter of 2003, which may not be available on acceptable terms or at all, which could adversely impact our ability to implement our business plan and continue as a going concern, and which has resulted in our independent accountants including a "going concern" discussion in their report on our 2002 financial statements; (v) failure to generate sufficient revenue, contain certain discretionary spending, obtain any additional required debt or equity financing or achieve certain other business plan objectives could have a material adverse affect on our results of operations and financial position, or cause us to pursue strategic alternatives or to dispose of or discontinue some, a significant portion or all of our operations; (vi) risks associated with the possible removal of our common stock from the Nasdaq SmallCap Market, which removal could adversely impact the pricing and trading of our common stock;
(vii) risks associated with acquisitions, including difficulties in identifying and completing acquisitions, integrating acquired businesses or assets and realizing the revenue, earnings or synergies anticipated from any acquisitions;
(viii) risks associated with the completion of the acquisition of assets and subscriber lines from TalkingNets, (ix) risks associated with our ability to draw amounts under our bank credit facility; (x) regulatory, legislative, and judicial developments, which could adversely affect the way we operate our business, (xi) risks associated with our reliance on certain carriers, including MCI, to transmit data across our network; (xii) the challenges relating to the timely installation of service for customers, including our dependence on traditional telephone companies to provide acceptable telephone lines in a timely manner; (xiii) our dependence on wholesale providers to provide us with local broadband facilities in areas where we have not deployed our own equipment; (xiv) the need for us to achieve sustained market acceptance of our services at desired pricing levels; (xv) competition; (xvi) our limited operating history, which makes it difficult to evaluate our business and prospects; (xvii) the difficulty of predicting the new and rapidly evolving high-speed data communications industry; (xviii) our ability to negotiate, enter into and renew interconnection and collocation agreements with traditional telephone companies; and (xix) our ability to recruit and retain qualified personnel, establish the necessary infrastructure to support our business, and manage the growth of our operations. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation, and disclaim any obligation, to update or revise the information contained in this report, whether as a result of new information, future events or circumstances or otherwise.

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

ITEM 4.  CONTROLS AND PROCEDURES

a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures effectively ensure that material information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

b) CHANGES IN INTERNAL CONTROLS

      There have been no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of evaluation of our disclosure controls and procedures referred to above.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS (dollars in thousands, except per share amounts)

      We entered into a Reimbursement Agreement, dated as of December 27, 2002, with several private investment funds affiliated with VantagePoint Venture Partners ("VantagePoint"), Columbia Capital Equity Partners ("Columbia"), The Lafayette Investment Fund, L.P. and Charles River Partnership, L.P. (collectively the "Guarantors") and VantagePoint Venture Partners III (Q), L.P., as administrative agent. The Guarantors are all holders or affiliates of the holders of our Series X and Series Y Preferred stock. Pursuant to the terms of the Reimbursement Agreement, VantagePoint and Columbia issued guarantees in an aggregate amount up to $6,100 to support certain of our obligations under a Credit Agreement we entered into in 2002 with a commercial bank. Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, we issued warrants to purchase 10,379,420 shares of our common stock to VantagePoint and 1,634,473 shares of our common stock to Columbia, in consideration for their guarantees aggregating $6,100. On March 26, 2003, we issued additional warrants to purchase 767,301 shares of our common stock to VantagePoint and 168,806 shares of our common stock to Columbia as further consideration for such guarantees. All such warrants are exercisable for ten years at an exercise price of $0.50 per share.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On February 7, 2003, the holders of our Series X Preferred Stock acted by unanimous written consent in lieu of a special meeting to elect Michael L. Yagemann, an affiliate of VantagePoint, as a Class III director of the Company to serve until the annual meeting of stockholders to be held in 2003 or until his successor has been duly elected and qualified or until his earlier death, resignation or removal. Messrs. David F. Struwas, Robert G. Gilbertson, Robert
B. Hartnett, Jr., Harry F. Hopper, Paul J. Keeler, William J. Marshall and James
D. Marver each continued their respective terms of office as members of our Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

--------------------------------------------------------------------------------
Exhibit No.         Exhibit
--------------------------------------------------------------------------------
  2.01              Amended and Restated Asset Purchase Agreement, dated as of
                    December 11, 2002, By and among DSL.net, Inc., Network
                    Access Solutions Corporation, Network Access Solutions LLC,
                    NASOP, Inc. and Adelman Lavine Gold and Levin, A
                    Professional Corporation, as deposit escrow agent
                    (incorporated by reference to Exhibit 2.1 filed with our
                    Form 8-K dated as of January 10, 2003).
--------------------------------------------------------------------------------
  4.01              Form of Stock Purchase Warrant dated as of March 26, 2003
                    between DSL.net, Inc. and certain guarantors (incorporated by reference to Exhibit 4.07 filed with our Annual on Form
                    10-K for the year ended December 31, 2002).
--------------------------------------------------------------------------------
  10.01             Amendment No. 1 to Reimbursement Agreement dated March 5,
                    2003 by and among DSL.net, Inc., the Guarantors party
                    thereto and VantagePoint Venture Partners III (Q), L.P., as administrative Agent (incorporated by reference to Exhibit
                    10.28 filed with our Annual on Form 10-K for the year ended
                    December 31, 2002).
--------------------------------------------------------------------------------
  10.02             First Amendment to Guaranty dated March 5, 2003 by and
                    between VantagePoint Venture Partners III (Q), L.P. and
                    Fleet National Bank (incorporated by reference to Exhibit
                    10.29 filed with our Annual on Form 10-K for the year ended
                    December 31, 2002).
--------------------------------------------------------------------------------
  10.03             Letter Agreement dated March 5, 2003 by and between DSL.net,
                    Inc. and VantagePoint Venture Partners III (Q), L.P.
                    (incorporated by reference to Exhibit 10.30 filed with our
                    Annual on Form 10-K for the year ended December 31, 2002).
--------------------------------------------------------------------------------
  11.01*            Statements of Computation of Basic and Diluted Net Loss Per
                    Share.
--------------------------------------------------------------------------------

*Filed herewith

(b) Reports on Form 8-K.

      The Company filed a Current Report on Form 8-K on January 24, 2003, reporting on Items 2 and 7, relating to the acquisition of network assets and associated subscriber lines pursuant to the Amended and Restated Asset Purchase Agreement dated as of December 11, 2002 by and among the Company and Network Access Solutions Corporation, Network Access Solutions LLC, NASOP, Inc. and Adelman Lavine Gold and Levin, a professional corporation, as deposit escrow agent.

      The Company filed a Current Report Amendment on Form 8-K/A on March 25, 2003, reporting on Items 2 and 7, relating to the acquisition of network assets and associated subscriber lines pursuant to the Amended and Restated Asset Purchase Agreement dated as of December 11, 2002 by and among the Company and Network Access Solutions Corporation, Network Access Solutions LLC, NASOP, Inc. and Adelman Lavine Gold and Levin, a professional corporation, as deposit escrow agent.

      The Company filed a Current Report on Form 8-K on March 31, 2003, reporting on Item 9, relating to the certifications of its Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with the Company's annual report on Form 10-K for the year ended December 31, 2002. The certifications were submitted to the Securities and Exchange Commission on March 31, 2003.

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DSL.NET, INC.


                                       By:/s/   Robert J. DeSantis
                                         ----------------------------
                                         Robert J. DeSantis
                                         Chief Financial Officer


Date:   May 14, 2003

                                 CERTIFICATIONS

I, David F. Struwas, certify that:

1. I have reviewed this quarterly report on Form 10-Q of DSL.net, Inc.;

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


Date:  May 14, 2003
                                    By: /s/ David F. Struwas
                                    -----------------------------------
                                    Chairman of the Board and
                                    Chief Executive Officer

I, Robert J. DeSantis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of DSL.net, Inc.;

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


Date:  May 14, 2003

                                    By: /s/ Robert J. DeSantis
                                    -----------------------------------
                                    Chief Financial Officer

                                  EXHIBIT INDEX

--------------------------------------------------------------------------------
Exhibit No.         Exhibit
--------------------------------------------------------------------------------
  2.01              Amended and Restated Asset Purchase Agreement, dated as of
                    December 11, 2002, By and among DSL.net, Inc., Network
                    Access Solutions Corporation, Network Access Solutions LLC,
                    NASOP, Inc. and Adelman Lavine Gold and Levin, A
                    Professional Corporation, as deposit escrow agent
                    (incorporated by reference to Exhibit 2.1 filed with our
                    Form 8-K dated as of January 10, 2003).
--------------------------------------------------------------------------------
  4.01              Form of Stock Purchase Warrant dated as of March 26, 2003
                    between DSL.net, Inc. and certain guarantors (incorporated by reference to Exhibit 4.07 filed with our Annual on Form
                    10-K for the year ended December 31, 2002).
--------------------------------------------------------------------------------
  10.01             Amendment No. 1 to Reimbursement Agreement dated March 5,
                    2003 by and among DSL.net, Inc., the Guarantors party
                    thereto and VantagePoint Venture Partners III (Q), L.P., as administrative Agent (incorporated by reference to Exhibit
                    10.28 filed with our Annual on Form 10-K for the year ended
                    December 31, 2002).
--------------------------------------------------------------------------------
  10.02             First Amendment to Guaranty dated March 5, 2003 by and
                    between VantagePoint Venture Partners III (Q), L.P. and
                    Fleet National Bank (incorporated by reference to Exhibit
                    10.29 filed with our Annual on Form 10-K for the year ended
                    December 31, 2002).
--------------------------------------------------------------------------------
  10.03             Letter Agreement dated March 5, 2003 by and between DSL.net,
                    Inc. and VantagePoint Venture Partners III (Q), L.P.
                    (incorporated by reference to Exhibit 10.30 filed with our
                    Annual on Form 10-K for the year ended December 31, 2002).
--------------------------------------------------------------------------------
  11.01*            Statements of Computation of Basic and Diluted Net Loss Per
                    Share.
--------------------------------------------------------------------------------

*Filed herewith