Form 10-Q
period 2003-06-30
DSL NET INC
filed 2003-08-14
CIK 1085866

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                       OR

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

                        Yes  [_]                  No  [X]


      As of August 11, 2003 the registrant had 65,521,540 shares of Common Stock outstanding.


================================================================================

                                  DSL.NET, INC.

                                      INDEX



                                                                           Page
                                                                          Number
                                                                          ------

                         Part I - Financial Information


Item 1.  Consolidated Financial Statements ..................................2

              Consolidated Balance Sheets (unaudited) at December 31,
                  2002 and June 30, 2003 ....................................2

              Consolidated Statements of Operations (unaudited) for the
                  three and six months ended June 30, 2002 and 2003 .........3

              Consolidated Statements of Cash Flows (unaudited) for the
                  three and six months ended June 30, 2002 and 2003 .........4

              Notes to Consolidated Financial Statements ....................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations ........................................20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ........37

Item 4.  Controls and Procedures ...........................................37

                           Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K ..................................37

Signature ..................................................................39


Exhibit Index ..............................................................40

                         Part I - Financial Information

Item 1. Consolidated Financial Statements

                                  DSL.net, Inc.
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                                              December 31,    June 30,
                                                                                                  2002           2003
                                                                                               ---------      ---------
                                                 ASSETS
Current assets:
Cash and cash equivalents                                                                      $  11,318      $   3,582
Restricted cash                                                                                        1             22
Accounts receivable (net of allowances of $606 and $1,013
at December 31, 2002 and June 30, 2003, respectively)                                              4,358          7,791
Inventory                                                                                            707            551
Deferred costs                                                                                       615            809
Prepaid expenses and other current assets                                                            726          1,056
                                                                                               ---------      ---------
Total current assets                                                                              17,725         13,811

Fixed assets, net                                                                                 23,066         30,170
Goodwill and other intangible assets                                                              10,656         10,082
Other assets                                                                                       2,049          7,596
                                                                                               ---------      ---------
Total assets                                                                                   $  53,496      $  61,659
                                                                                               =========      =========

            LIABILITIES, MANDATORILY REDEEMABLE, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                               $   4,621      $   3,410
Accrued salaries                                                                                   1,225          1,460
Accrued liabilities                                                                                4,621         11,939
Deferred revenue                                                                                   3,591          5,844
Current portion of capital leases payable                                                          2,676          3,224
                                                                                               ---------      ---------
Total current liabilities                                                                         16,734         25,877

Capital leases payable                                                                             1,889            544
Notes payable (Note 5)                                                                              --            5,000
Credit facility (Note 7)                                                                            --            6,100
                                                                                               ---------      ---------
Total liabilities                                                                                 18,623         37,521
                                                                                               ---------      ---------
Commitments and contingencies  (Note 8)

Preferred stock:  20,000,000 preferred shares authorized (Note 9)
20,000 shares designated as Series X, mandatorily redeemable, convertible preferred stock, $.001 par value; 20,000 shares issued and outstanding as of December 31, 2002 and June 30, 2003 (liquidation preference
$22,315 and $23,515 as of December 31, 2002 and June 30, 2003, respectively)                       8,741         13,287

15,000 shares designated as Series Y, mandatorily redeemable, convertible preferred stock, $.001 par value; 15,000 shares issued and outstanding as of December 31, 2002 and June 30, 2003, (liquidation preference
$16,380 and $17,280 as of December 31, 2002 and June 30, 2003, respectively)                       5,381          8,956

Stockholders' equity
Common stock, $.0005 par value; 400,000,000 and 400,000,000 shares authorized;
64,929,899 and 65,306,999 shares issued and outstanding                                               32             33
Additional paid-in capital                                                                       305,647        304,296
Deferred compensation                                                                               (437)          --
Accumulated deficit                                                                             (284,491)      (302,434)
                                                                                               ---------      ---------
Total stockholders' equity                                                                        20,751          1,895
                                                                                               ---------      ---------
Total liabilities, preferred stock and stockholders' equity                                    $  53,496      $  61,659
                                                                                               =========      =========

             The accompanying notes are an integral part of these consolidated financial statements.

                                  DSL.net, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                       Three Months Ended                 Six Months Ended
                                                                             June 30,                          June 30,
                                                                  -----------------------------     -----------------------------
                                                                      2002             2003             2002             2003
                                                                  ------------     ------------     ------------     ------------
Revenue                                                           $     11,596     $     18,097     $     22,977     $     34,862
                                                                  ------------     ------------     ------------     ------------
Operating expenses:
Network (excluding $8, $3, $15 and $11
of stock compensation, respectively)                                     8,625           13,406           17,337           25,643
Operations (excluding $14, $3, $29 and $10
of stock compensation, respectively)                                     1,856            2,818            3,847            5,574
General and administrative (excluding $57, $17, $168 and $69
of stock compensation, respectively)                                     3,373            3,216            6,776            6,273
Sales and marketing (excluding $217, $137, $430 and $348
of stock compensation, respectively)                                     1,577            1,889            2,774            4,122
Stock compensation                                                         296              160              642              438
Depreciation and amortization                                            5,274            4,498           10,388            9,335
                                                                  ------------     ------------     ------------     ------------

Total operating expenses                                          $     21,001     $     25,987     $     41,764     $     51,385
                                                                  ------------     ------------     ------------     ------------

Operating loss                                                    $     (9,405)    $     (7,890)    $    (18,787)    $    (16,523)

Interest income (expense), net                                               8             (847)            (236)          (1,411)
Other income (expense), net                                                  3               37              175               (9)
                                                                  ------------     ------------     ------------     ------------

Net loss                                                          $     (9,394)    $     (8,700)    $    (18,848)    $    (17,943)
                                                                  ============     ============     ============     ============

Net loss applicable to common stockholders:
Net loss                                                                (9,394)          (8,700)         (18,848)         (17,943)
Dividends on preferred stock                                              (879)          (1,050)          (1,473)          (2,100)
Accretion of preferred stock, net of issuance costs                     (2,461)          (3,011)          (4,057)          (6,021)
                                                                  ------------     ------------     ------------     ------------
Net loss applicable to common stockholders                        $    (12,734)    $    (12,761)    $    (24,378)    $    (26,064)
                                                                  ============     ============     ============     ============
Net loss per share, basic and diluted                             $      (0.20)    $      (0.20)    $      (0.38)    $      (0.40)
                                                                  ============     ============     ============     ============
Shares used in computing net loss per share, basic and diluted      64,868,362       65,030,504       64,806,104       64,981,319
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

                                  DSL.net, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                   Six Months ended
                                                                        June 30,
                                                                 ----------------------
                                                                   2002          2003
                                                                 --------      --------
Cash flows from operating activities:
Net loss                                                         $(18,848)     $(17,943)

Reconciliation of net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization                                      10,388         9,335
Bad debt expense                                                    1,285         1,335
Sales credits and allowances                                          869           241
Amortization of deferred debt issuance costs                            9           816
Stock compensation expense                                            642           438
Loss on sale/write-off of fixed assets                                 52           117
Net changes in assets and liabilities:
(Increase) in accounts receivable                                  (2,382)       (5,009)
Decrease / (increase) in prepaid and other current assets             313          (369)
    (Increase) / decrease in other assets                            (385)          293
(Decrease) in accounts payable                                       (328)       (1,211)
Increase in accrued salaries                                           24           235
(Decrease) / increase in accrued expenses                          (2,738)        6,568
Increase in deferred revenue                                          285         1,170
                                                                 --------      --------
Net cash used in operating activities                             (10,814)       (3,984)
                                                                 --------      --------
Cash flows from investing activities:
Purchases of property and equipment                                  (880)       (1,231)
Proceeds from sales of property and equipment                          85          --
Acquisitions of businesses and customer lines                        (750)       (7,917)
Decrease / (Increase) in restricted cash                               40           (21)
                                                                 --------      --------
Net cash used in investing activities                              (1,505)       (9,169)
                                                                 --------      --------
Cash flows from financing activities:
Proceeds from credit facility                                        --           6,100
Proceeds from common stock issuance                                    10           114
Proceeds from preferred stock issuance                             15,000          --
Principal payments under notes and capital lease obligations       (1,484)         (797)
                                                                 --------      --------
Net cash provided by financing activities                          13,526         5,417
                                                                 --------      --------
Net increase / (decrease) in cash and cash equivalents              1,207        (7,736)
Cash and cash equivalents at beginning of period                   19,285        11,318
                                                                 --------      --------
Cash and cash equivalents at end of period                       $ 20,492      $  3,582
                                                                 ========      ========

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

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.    Summary of Significant Accounting Policies

A.    Basis of Presentation

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates. Certain prior period amounts have been reclassified to conform to the 2003 presentation. The consolidated financial statements ("financial statements") at June 30, 2003 and for the three and six months ended June 30, 2002 and 2003 are unaudited, but in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) that DSL.net, Inc. ("DSL.net" or the "Company") considers necessary for a fair presentation of its financial position and operating results. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of results that may be expected for any future periods.

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

2.    Liquidity

      As reflected in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, the Company incurred operating losses of approximately $35,821 and negative operating cash flows of approximately $17,706 during the year ended December 31, 2002. During the six months ended June 30, 2003, the Company incurred operating losses of approximately $16,523 and negative operating cash flows of approximately $3,984. These operating losses and negative operating cash flows have been financed primarily by proceeds from equity issuances. The Company had accumulated deficits of approximately $284,491 at December 31, 2002 and approximately $302,434 at June 30, 2003.

      The Company expects its operating losses, net operating cash outflows and capital expenditures to continue through 2003 and into 2004. The Company successfully completed rounds of private equity and bridge loan financings totaling approximately $35,000 as follows: approximately $20,000 in the fourth quarter of 2001, $10,000 in March 2002 and $8,531 in May 2002 (which, after cancellation of the bridge loans, yielded net proceeds of approximately $5,000) (Note 9). In addition, on July 18, 2003, the Company successfully raised approximately $30,000 in additional financing (Note 13). The Company believes that its existing cash and cash equivalents, cash expected to be generated from operations and proceeds from this recent financing will be sufficient to fund its operating losses, capital expenditures, lease payments and working capital requirements through at least the end of 2004, based on its current business plans and projections. The Company intends to use these cash resources to finance its capital expenditures and for working capital and other general corporate purposes. The Company may also use a portion of these cash resources to acquire complementary businesses, subscriber lines or other assets. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including market acceptance of the Company's services, revenue growth, planned capital expenditures, cash generated from operations, improvements in operating productivity, the extent and timing of entry into new markets, and availability and prices paid for acquisitions. Failure to generate sufficient revenues, contain certain discretionary spending or achieve certain other business plan objectives could have a material adverse affect on the Company's results of operations and financial position.

3.    Stockholders' Equity

      During the second quarter of 2003, the Company's remaining unamortized deferred compensation balance relating to stock options and restricted stock held by employees and directors became fully amortized. Consequently, there was no remaining unamortized deferred compensation balance as of June 30, 2003.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.    Restructuring

      The Company's restructuring reserve balance at June 30, 2003, of approximately $865, which related to various restructuring charges recorded in 2000 and 2001, was included in the Company's accrued liabilities and represented approximately $550 of real estate charges for anticipated costs pertaining to its vacated facilities and approximately $315 for anticipated costs pertaining to its closed central offices.

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

      In December of 2002, the U.S. Bankruptcy Court for the District of Delaware approved the Company's bid to purchase network assets and associated subscriber lines of Network Access Solutions Corporation ("NAS") for $14,000, consisting of $9,000 in cash and $5,000 in a note payable to NAS. The Company closed the transaction on January 10, 2003, whereby it acquired NAS's operations and network assets, associated equipment in approximately 300 central offices and approximately 11,500 associated subscriber lines. Additionally, on January 10, 2003, the Company hired approximately 78 employees formerly employed by NAS. No pre-closing liabilities were assumed in connection with the NAS transaction. The cash portion of the consideration was paid from the Company's existing cash. In accordance with the Asset Purchase Agreement, DSL.net negotiated a $1,083 reduction in the cash paid at the closing, representing DSL.net's portion of January revenue which was billed and collected by NAS, bringing the net cash paid for the NAS network assets and associated subscriber lines to $7,917. The NAS note has a term of 5 years, bears interest at 12% per annum and is collateralized by the network equipment acquired from NAS. Interest is payable monthly in arrears on the unpaid principal balance. The note requires interest-only payments for the first 21 months after which principal payments will commence monthly and be paid in 39 equal monthly installments together with interest on the unpaid principal balance.

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

      The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141. The results of NAS's operations have been included in the consolidated financial statements since January 10, 2003 (the acquisition date). The allocated estimated fair values of the acquired assets at the date of acquisition exceeded the purchase price and, accordingly,

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

have been written down on a pro-rata basis by asset group to the purchase price of approximately $14,750 ($14,000 plus associated direct acquisition costs of approximately $750) as follows: (i) intangible assets pertaining to approximately 11,500 acquired subscriber lines of $1,476, and (ii) property and equipment of $13,274. The Company is still in the process of finalizing certain estimates of certain property and equipment and, thus, the allocation of the purchase price is subject to further adjustment.

      In connection with the integration of the NAS business, on January 17, 2003, the Company had a reduction in force of approximately 35 employees at its headquarters facility in New Haven, Connecticut. The Company paid approximately $62 in severance to the terminated employees. Subsequent to this reduction in force, the Company's headcount was approximately 230 employees.

      With the acquisition of the NAS assets on January 10, 2003, the Company acquired a number of subscribers, some of whom it serves indirectly through various Internet service providers ("ISP's"). The Company sells its services to such ISP's who then resell such services to the end-user subscriber. Accordingly, the Company has some increased exposure and concentration of credit risk pertaining to such ISP's during 2003. However, no individual customer accounted for more than 5% of revenue for the first 6 months of 2003.

      On April 8, 2003, the Company entered into an asset purchase agreement with TalkingNets, Inc. and TalkingNets Holdings, LLC, (collectively, "TalkingNets") pursuant to which the Company agreed to acquire assets and subscribers of TalkingNets for $726 in cash (the "TalkingNets Asset Purchase Agreement"). As TalkingNets filed a voluntary petition for Chapter 11 reorganization in February 2003, the TalkingNets Asset Purchase Agreement was subject to the approval of the U.S. Bankruptcy Court for the Eastern District of Virginia. On April 9, 2003, the TalkingNets Asset Purchase Agreement and the transactions contemplated thereby were approved by the Bankruptcy Court. If all closing conditions are satisfied, the Company expects that this transaction will be completed during the third quarter of 2003. On April 11, 2003, the Company paid the full purchase price of $726 into escrow. In accordance with the terms of the TalkingNets Asset Purchase Agreement, the Company will have a transition period of up to 150 days to integrate TalkingNets' operations into its own operations and obtain all requisite approvals prior to final closing of the transaction. During the transition period, the Company will be entitled to the cash collections from the proposed acquired customers and be obligated to pay for certain of the related operating costs of TalkingNets' operations. During this transition period, the Company has included the net effect of cash collections from the proposed acquired customers less certain related operating costs of TalkingNets' operations in its statements of operations. This net effect for the three and six months ended June 30, 2003, was approximately $235 in expense.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      The following table sets forth the unaudited pro forma consolidated financial information of the Company, giving effect to the acquisition of the Broadslate customers and the acquisition of network assets and associated subscriber lines of NAS, as if the transactions occurred at the beginning of the periods presented. Inclusion of TalkingNets results would not materially change the reported unaudited pro forma results.

                                                                                    PRO FORMA
                                                                              SIX MONTHS ENDED JUNE 30,
                                                                         -----------------------------------
                                                                             2002                   2003
                                                                         ------------           ------------
          Pro forma revenue                                              $     35,088           $     35,620
          Pro forma operating loss                                       $    (19,897)          $    (16,496)
          Pro forma net loss                                             $    (21,118)          $    (17,962)
          Pro forma net loss applicable to common stockholders           $    (26,648)          $    (26,083)
          Pro forma net loss per share, basic and diluted                $      (0.41)          $      (0.40)

          Shares used in computing pro forma net loss per share            64,806,104             64,981,319

      The pro forma results are not necessarily indicative of the actual results of operations that would have been obtained had the acquisitions taken place at the beginning of the respective periods or the results that may occur in the future.

      The actual revenue attributable to customer lines acquired during the period was approximately $784 and $12,111 for the six months ended June 30, 2002 and 2003, respectively.

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

      Amortization expense of other intangible assets for the three and six months ended June 30, 2002 was approximately $1,352 and $2,694, respectively. For the three and six months ended June 30, 2003, amortization expense was approximately $870 and $2,050, respectively.

7. Debt

      In December 2001, in conjunction with the Company's sale of shares of mandatorily redeemable convertible Series Y Preferred Stock (the "Series Y Preferred Stock"), the Company issued short-term promissory notes (the "Promissory Notes") for proceeds of $3,531 to the holders of the Series Y Preferred Stock. The Promissory Notes provided for an annual interest rate of 12%. In May 2002, in accordance with the terms of the Series Y Preferred Stock Purchase Agreement (the "Series Y Purchase Agreement"), the Company sold an additional 8,531 shares of Series Y Preferred Stock

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

for $5,000 in cash and delivery of the Promissory Notes for cancellation. All accrued interest on the Promissory Notes, of approximately $145, was forgiven (Note 9).

      The Company entered into a Revolving Credit and Term Loan Agreement, dated as of December 13, 2002 (the "Credit Agreement"), with a commercial bank providing for a revolving line of credit of up to $15,000 (the "Commitment"). Borrowings under the Credit Agreement could be made in minimum $500 increments from time to time up to the Commitment and repayments could be made in minimum $100 increments, in each case until the revolving credit maturity date of December 12, 2004, at which time all amounts outstanding would convert into a term loan payable in 12 quarterly installments commencing on December 31, 2004 (the "Term Loan"). The Company could pre-pay amounts due under the Term Loan in increments of $1,000 without penalty. Interest was payable on all amounts outstanding under the Credit Agreement in arrears at the end of each calendar quarter at a variable interest rate equal to the higher of the bank's prime rate equivalent or 0.5% percent above the Federal Funds Effective rate. As of June 30, 2003, amounts outstanding under this Credit Agreement bore interest at an annual rate of 4.0%. The amount not drawn upon under the Commitment (subject to certain adjustments) was subject to a commitment fee, payable in arrears at the end of each calendar quarter, equal to an annualized rate of 0.25%. The Credit Agreement also required the Company and its subsidiaries, except for Vector Internet Services, Inc., to maintain all of its bank deposit and investment accounts with the bank. The Company's ability to borrow amounts available under the Credit Agreement was subject to the bank's receipt of a like amount of guarantees from certain of the Company's investors and/or other guarantors acceptable to the bank and to certain other conditions set forth in the Credit Agreement. As of June 30, 2003, the Company's investors had guaranteed $9,100 under the Credit Agreement. On February 3, 2003, the Company borrowed $6,100 under the Credit Agreement. As of June 30, 2003, the Company's outstanding balance under the Credit Agreement was $6,100. On July 18, 2003, the Company repaid the $6,100 outstanding balance plus accrued interest, and terminated the Credit Agreement (Note 13).

      The Company entered into a Reimbursement Agreement, dated as of December 27, 2002, with several private investment funds affiliated with VantagePoint Venture Partners ("VantagePoint"), Columbia Capital Equity Partners ("Columbia"), The Lafayette Investment Fund, L.P. and Charles River Partnership, L.P. (collectively the "Guarantors") and VantagePoint Venture Partners III (Q), L.P., as administrative agent (the "Agent"). The Guarantors are all holders of or affiliates of holders of the Company's Series X and Series Y Preferred Stock. Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, VantagePoint and Columbia issued guarantees in an aggregate amount of $6,100 to support certain obligations of the Company under the Credit Agreement. The Reimbursement Agreement obligated the Company to reimburse the Guarantors for any payments they may be required to make in accordance with their guarantees. The Company's obligations under the Reimbursement Agreement were guaranteed by certain of the Company's wholly-owned subsidiaries and collateralized by a Security Agreement signed by the Company and certain of its wholly-owned subsidiaries which pledged a significant portion of the Company's consolidated assets as collateral. On July 18, 2003, in connection with the termination of the Credit Agreement, the guarantees, Reimbursement Agreement and related Security Agreement were terminated (Note 13).

      Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, the Company issued warrants to purchase 12,013,893 shares of its common stock to VantagePoint and to Columbia, in consideration for their guarantees aggregating $6,100. All such warrants have a ten year life and an exercise price of $0.50 per share. On March 26, 2003, the Company, issued additional warrants, exercisable for ten years, to purchase a total of 936,107 shares its common

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

stock at $0.50 per share to VantagePoint and Columbia, bringing the total number of warrants issued in connection with the Reimbursement Agreement to 12,950,000. Pursuant to the terms of the Reimbursement Agreement, in the event that the Company did not borrow any amounts under the Credit Agreement on or before March 31, 2003, then the Credit Agreement and all Guarantees issued under the Reimbursement Agreement would have been terminated and any warrants issued to Guarantors in connection with the transactions contemplated would have been deemed terminated. Since the Company borrowed amounts under the Credit Agreement on February 3, 2003, the Guarantors' guarantees of the subject loan became effective on February 3, 2003 and the contingency related to the validation of the warrants was eliminated.

      On February 3, 2003, the Company valued the 12,950,000 warrants at $0.514 each with a total value of approximately $6,656. The valuation was performed using a Black Scholes valuation model with the following assumptions: (i) a risk free interest rate of 4.01% (ten-year Treasury rate), (ii) a zero dividend yield, (iii) a ten year expected life, (iv) an expected volatility of 153%, (v) an option exercise price of $0.50 and (vi) a current market price of $0.52 (the closing price of the Company's common stock on February 3, 2003). Since the warrants were issued in consideration for loan guarantees, which enabled the Company to secure financing at below market interest rates, the Company recorded their value as a deferred debt financing cost which will be amortized to interest expense over the term of the loan (approximately 57 months) using the "Interest Method" of amortization. For the three and six months ended June 30, 2003, interest expense relating to amortized deferred financing costs approximated $501 and $816, respectively.

      On March 3, 2003, the Company and certain of the Guarantors entered into Amendment No. 1 to the Reimbursement Agreement, pursuant to which VantagePoint increased its guarantee by $3,000, bringing the aggregate guarantees by all Guarantors under the Reimbursement Agreement, as amended, to $9,100. As consideration for VantagePoint's increased guarantee, if the Company closed an equity financing on or before December 3, 2003, it was authorized to issue VantagePoint additional warrants to purchase the type of equity securities issued by it in such equity financing. The number of such additional warrants would be determined by dividing $1,000 by the per share price of such equity securities. Accordingly, since the Company closed a financing on July 18, 2003, the Company intends, subject to stockholder approval at its 2003 annual meeting of stockholders, to issue to VantagePoint additional warrants to purchase 2,260,909 shares of its common stock at a per share price of $0.4423 (Note 13).

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

      Under the Company's facility operating leases, minimum office facility operating lease payments are approximately $1,638 in 2003, $2,000 in 2004, $766 in 2005, $233 in 2006, $169 in 2007 and $28 in 2008. The Company also has long-term purchase commitments with MCI, AT&T, Sprint and other vendors for data transport and other services with minimum payments due even if its usage does not reach the minimum amounts. Minimum payments under our long-term purchase commitments are approximately $3,668 in 2003, $2,396 in 2004 and $57 in 2005.

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

      In addition, in December 2001, the Company issued the Promissory Notes to the Series Y Investors in the aggregate principal amount of $3,531 in exchange for proceeds of $3,531. The Promissory Notes provided for an annual interest rate of 12%. In May 2002, in accordance with the

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

terms of the Series Y Purchase Agreement, the Company sold 8,531 additional shares of Series Y Preferred Stock for $5,000 in cash and delivery of the Promissory Notes for cancellation. All accrued interest on the Promissory Notes, of approximately $145, was forgiven (Note 7).

      The Series X and Series Y Preferred Stock activity during the six months ended June 30, 2002 is summarized as follows:

                                                                                      MANDATORILY
                                                                         REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                                              ----------------------------------------------------------
                                                                      SERIES X                          SERIES Y
                                                              -------------------------         ------------------------
                                                               SHARES           AMOUNT           SHARES          AMOUNT
                                                              --------         --------         --------        --------
Balance December 31, 2001                                       10,000         $    436            6,469        $     34

Issuance of shares                                              10,000           10,000            8,531           8,531

Discount on Series X and Y Preferred Stock resulting
  from a beneficial conversion feature                                          (10,000)                          (8,531)

Accrued dividends on Series X and Y Preferred Stock                               1,000                              473

Accretion of beneficial conversion feature of Series X
  and Y Preferred Stock                                                           2,758                            1,299
                                                              --------         --------         --------        --------
Balance June 30, 2002                                           20,000         $  4,914           15,000        $  1,806
                                                              ========         ========         ========        ========

      The Series X and Series Y Preferred Stock activity during the six months ended June 30, 2003 is summarized as follows:

                                                                                     MANDATORILY
                                                                         REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                                              ----------------------------------------------------------
                                                                      SERIES X                          SERIES Y
                                                              -------------------------         ------------------------
                                                               SHARES           AMOUNT           SHARES          AMOUNT
                                                              --------         --------         --------        --------
Balance December 31, 2002                                       20,000         $  8,741           15,000        $  5,381


Accrued dividends on Series X and Y Preferred Stock                               1,200                              900

Accretion of beneficial conversion feature of Series X
  and Y Preferred Stock                                                           3,346                            2,675
                                                              --------         --------         --------        --------
Balance June 30, 2003                                           20,000         $ 13,287           15,000        $  8,956
                                                              ========         ========         ========        ========

      As part of the agreements negotiated in conjunction with the Company's $30,000 financing on July 18, 2003 (Note 13), the Company and holders of a majority of the Series X and Series Y Preferred Stock agreed to extend the redemption dates of the Series X and Series Y Preferred Stock from January 1, 2005 to July 18, 2006. Also, as a result of the financing transaction, in accordance with the terms of the Series Y Preferred Stock, the Series Y conversion price was adjusted from $0.50 (each Series Y Preferred Share is convertible into 2,000 shares of common stock) to $0.4423 (each Series Y Preferred Share is convertible into approximately 2,260.9 shares of common stock).

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10.   Related Party Transactions

      In accordance with the Series X Purchase Agreement, a group of private investment funds affiliated with VantagePoint purchased an additional 10,000 shares of the Company's mandatorily redeemable convertible Series X Preferred Stock in a closing that occurred on March 1, 2002 (Note 9). Prior to the sale of the additional 10,000 shares of Series X Preferred Stock, VantagePoint beneficially owned approximately 21,956,063 shares, or approximately 34%, of the Company's total outstanding common stock and 10,000 shares of Series X Preferred Stock. The 20,000 shares of Series X Preferred Stock owned by VantagePoint are convertible into approximately 111,111,111 shares of common stock. As a result, VantagePoint beneficially owned the equivalent of 133,067,174 shares of common stock. Two affiliates of VantagePoint are members of the Company's Board of Directors.

      In accordance with the Series Y Purchase Agreement (Note 9), in December 2001, the Company sold to the Series Y Investors 6,469 shares of its Series Y Preferred Stock for an aggregate purchase price of $6,469. In addition, in December 2001, the Company issued the Promissory Notes to the Series Y Investors in the aggregate principal amount of $3,531 in exchange for proceeds of $3,531 (Note 7). In May 2002, the Company sold to the Series Y Investors 8,531 shares of Series Y Preferred Stock for total proceeds of $8,531, which resulted in net proceeds of approximately $5,000, after the cancellation of the Promissory Notes issued to the Series Y Investors in December 2001. An affiliate of Columbia was a member of the Company's Board of Directors until August 5, 2003.

      The Company entered into a Reimbursement Agreement, dated as of December 27, 2002, with the Guarantors and the Agent. The Guarantors are all holders of or affiliates of holders of the Company's Series X and Series Y Preferred Stock. Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, the Company issued warrants to purchase 10,379,420 shares of its common stock to VantagePoint and warrants to purchase 1,634,473 shares of its common stock to Columbia, in consideration for their guarantees aggregating $6,100. The Company issued additional warrants to purchase 767,301 shares of its common stock to VantagePoint and 168,806 shares of its common stock to Columbia during the first quarter of 2003, bringing the total number of warrants issued to 12,950,000. All such warrants are exercisable for ten years at an exercise price of $0.50 per share (Note 7). On March 3, 2003, the Company and certain of the Guarantors entered into Amendment No. 1 to the Reimbursement Agreement, pursuant to which VantagePoint increased its guarantee by $3,000, bringing the aggregate guarantees by all Guarantors under the Reimbursement Agreement, as amended, to $9,100. As consideration for VantagePoint's increased guarantee, and as a result of the financing on July 18, 2003, the Company intends, subject to the receipt of stockholder approval at its next annual stockholders' meeting, to issue to VantagePoint, additional warrants to purchase 2,260,909 shares of its common stock (Notes 7 and 13). Prior to the execution of the Reimbursement Agreement, VantagePoint beneficially owned 21,956,063 shares of the Company's common stock and 20,000 shares of the Company's Series X Preferred Stock, which are convertible into 111,111,111 shares of the Company's common stock, and Columbia owned 15,000 shares of the Company's Series Y Preferred Stock, which are convertible into 30,000,000 shares of the Company's common stock. Two affiliates of VantagePoint are members of the Company's Board of Directors. An affiliate of Columbia was a member of the Company's Board of Directors until August 5, 2003.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11.   Incentive Stock Award Plans

      As of June 30, 2003, the Company has four stock-based employee compensation plans, which are described more fully in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The Company accounts for Stock-based compensation under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, compensation expense is not recognized when options are granted at the fair market value on the date of grant.

      The Company has elected to continue following APB 25 to account for its stock-based compensation plans. The following table presents the effect on the Company's net loss and net loss per share as if the Company had applied the fair value method of accounting for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"):

                                                   Three Months Ended June 30,        Six Months Ended June 30,
                                                    -------------------------         -------------------------
                                                      2002             2003             2002             2003
                                                    --------         --------         --------         --------
Net loss, as reported                               ($ 9,394)        ($ 8,700)        ($18,848)        ($17,943)
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                          (1,220)          (1,285)          (2,522)          (2,800)
                                                    --------         --------         --------         --------
Pro forma under FAS 123                             ($10,614)        ($ 9,985)        ($21,370)        ($20,743)

Net loss applicable to common stockholders:
   As reported                                      ($12,734)        ($12,761)        ($24,378)        ($26,064)
   Pro forma under FAS 123                          ($13,954)        ($14,046)        ($26,900)        ($28,864)
Basic and diluted net loss per common share:
   As reported                                      ($  0.20)        ($  0.20)        ($  0.38)        ($  0.40)
   Pro forma under FAS 123                          ($  0.22)        ($  0.22)        ($  0.42)        ($  0.44)

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      The estimated fair value at date of grant for options granted during the three and six months ended June 30, 2002 ranged from $0.55 to $1.51 per share. The estimated fair value at date of grant for options granted during the three and six months ended June 30, 2003 ranged from $0.43 to $0.45 per share. The minimum value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                 Three Months Ended                       Six Months Ended
                                              ------------------------                -------------------------
                                                      June 30,                                 June 30,
                                              2002                2003                2002                 2003
                                              ----                ----                ----                 ----
       Risk free interest rate             3.79-4.42%             2.15%            3.73-4.42%           2.15-2.70%
       Expected dividend yield                None                None                None                 None
       Expected life of option              4 Years             4 Years             4 Years              4 Years
       Expected volatility                    138%                152%                138%                 152%

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

      In June 2001, SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS" was issued. SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs that result from the acquisition, construction, or development and normal operation of a long-lived asset. Upon initial recognition of a liability for an asset retirement obligation, SFAS No. 143 requires an increase in the carrying amount of the related long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the asset's useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement did not have and is not expected to have a material affect on the Company's financial position or results of operations.

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

      In June 2002, SFAS No. 146, "ACCOUNTING FOR EXIT OR DISPOSAL ACTIVITIES" was issued. SFAS No. 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. The provisions of the statement will be effective for disposal activities initiated after December 31, 2002. The adoption of this statement did not have and is not expected to have a material affect on our financial position or results of operations.

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

      In November 2002, the FASB issued Interpretation No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS," ("FIN 45"). FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The disclosure requirements of FIN 45 are effective for all financial statements issued after December 15, 2002. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have and is not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The changes are intended to result in a more complete depiction of an entity's liabilities and equity and will, thereby, assist investors and creditors in assessing the amount, timing, and likelihood of potential future cash outflows and equity share issuances. This statement also requires that certain obligations that could be settled by issuance of an entity's equity but lack other characteristics of equity be reported as liabilities even though the obligation does not meet the definition of a liability. The requirements of SFAS 150 became effective for the Company for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. FAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company did not enter into or modify any financial instruments having characteristics of both liabilities and equity during June 2003. The Company has evaluated the impact of SFAS 150 to determine the effect it may have on its consolidated results of operations, financial position or cash flows and has concluded that the adoption of this statement is not expected to have a material affect on the Company's financial position or results of operations.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13.   Subsequent Events

      On July 18, 2003, the Company entered into a Note and Warrant Purchase Agreement (the "Note and Warrant Purchase Agreement") with Deutsche Bank AG London, acting through DB Advisors LLC as Investment Agent ("Deutsche Bank"), VantagePoint Venture Partners III (Q), L.P., VantagePoint Venture Partners III, L.P., VantagePoint Communications Partners, L.P. and VantagePoint Venture Partners 1996, L.P. (collectively, the "Investors") relating to the sale of an aggregate of (i) $30,000 in senior secured promissory notes (the "Notes") and
(ii) warrants to purchase an aggregate of 157,894,737 shares of the Company's common stock for a period of three years at an exercise price of $0.38 per share (the "Warrants"). The aggregate purchase price for the Notes and Warrants was $30,000.

      Subject to the terms and conditions of the Note and Warrant Purchase Agreement, the Company issued an aggregate of $30,000 in principal amount of Notes to the Investors on July 18, 2003. Principal on the Notes is payable in a single payment on July 18, 2006. The Notes provide for an annual interest rate of 1.23%, payable in cash quarterly in arrears commencing on October 18, 2003, unless the Company elects to defer payment of such interest and pay it together with the principal amount of the Notes at maturity on July 18, 2006. Pursuant to the terms of an Agency, Guaranty and Security Agreement (the "Security Agreement") by and among the Company, certain of the Company's subsidiaries, Deutsche Bank Trust Company Americas, as administrative agent, and the Investors, the Company's obligations under the Notes are secured by a security interest in a majority of the personal property and assets of the Company and certain of its subsidiaries.

      Subject to the terms and conditions of the Note and Warrant Purchase Agreement, the Company issued a warrant (the "Initial Warrant") to purchase 12,950,000 shares of its common stock to Deutsche Bank. Deutsche Bank may not exercise or transfer the Initial Warrant until the issuance of the Additional Warrants (as defined below), except in certain circumstances set forth in the Note and Warrant Purchase Agreement.

      The Company will issue to the Investors (or their assignees) the remaining Warrants (the "Additional Warrants") to purchase an aggregate of 144,944,737 shares of its common stock after the following conditions have been met:

      o Stockholder approval of (i) amendments to the Company's certificate of incorporation to, among other things, increase the authorized number of shares of the Company's common stock, and (ii) the issuance of the Warrants (collectively, the "Required Stockholder Approvals"); and

      o Receipt of regulatory approvals from certain state public utility commissions.

      In connection with the Note and Warrant Purchase Agreement, certain holders of the Company's Series X Preferred Stock and Series Y Preferred Stock entered into a voting agreement which obligates them to vote in favor of the Required Stockholder Approvals. The Company believes that the stock subject to such voting agreement is sufficient to obtain the Required Stockholder Approvals and that the Required Stockholder Approvals will, therefore, be obtained at the Company's 2003 annual meeting of stockholders.

      The proceeds from the sale of the Notes and Warrants will be used by the Company for general corporate purposes, including acquisitions, the expansion of the Company's sales and marketing

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

activities and repayment of debt and lease obligations. The Company has paid, or paid into escrow, approximately $10,200 for the complete repayment of approximately $14,600 of its debt and lease obligations (including repayment of all of its obligations under its bank credit facility, certain capital leases and (if approved by the bankruptcy court overseeing the noteholder's estate), a note issued by the Company to Network Access Solutions Corporation in connection with an acquisition).

      On July 18, 2003, in connection with the Note and Warrant Purchase Agreement, the Company, the Investors and certain of the stockholders of the Company entered an Amended and Restated Stockholders Agreement (the "Stockholders Agreement"), which provides for rights relating to election of directors, the registration of the Company's common stock and certain protective provisions.

      On March 3, 2003, the Company and certain of the Guarantors entered into Amendment No. 1 to the Reimbursement Agreement, pursuant to which VantagePoint increased its guarantee by $3,000, bringing the aggregate guarantees by all Guarantors under the Reimbursement Agreement, as amended, to $9,100. As consideration for VantagePoint's increased guarantee, if the Company closed an equity financing on or before December 3, 2003, it was authorized to issue VantagePoint additional warrants to purchase the type of equity securities issued by it in such equity financing. The number of such additional warrants would be determined by dividing $1,000 by the per share price of such equity securities. Accordingly, since the Company closed the above mentioned financing on July 18, 2003, the Company intends, subject to the receipt of stockholder approval at its next annual meeting of stockholders, to issue to VantagePoint additional warrants to purchase 2,260,909 shares of its common stock at a per share price of $0.4423 (Note 7).

                                  DSL.NET, INC.
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

      NAS provided high-speed Internet and Virtual Private Network services to business customers using DSL, frame relay and T-1 technology via its own network facilities in the Northeast and Mid-Atlantic markets. The acquisition significantly increased our subscriber base and our facilities-based footprint in one of the largest business markets in the United States, providing us with increased opportunities to sell more higher-margin facilities-based services.

      The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141. The results of NAS's operations have been included in our consolidated financial statements since January 10, 2003 (the acquisition date). The allocated estimated fair values of the acquired assets at the date of acquisition exceeded the purchase price and, accordingly, have been written down on a pro-rata basis by asset group to the purchase price of approximately $14,750 ($14,000 plus associated direct acquisition costs of approximately $750) as follows: (i) intangible assets pertaining to approximately 11,500 acquired subscriber lines of $1,476, and (ii) property and equipment of $13,274. We are still in the process of finalizing estimates of certain property and equipment and, thus, the allocation of the purchase price is subject to further adjustment.

      On February 3, 2003, we borrowed $6,100 under our Revolving Credit and Term Loan Agreement (discussed below). The loan bore interest, payable monthly in arrears at the bank's "base rate" and any unpaid principal balance would automatically convert to a term loan on

                                  DSL.NET, INC.
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

December 12, 2004, after which principal payments (together with accrued interest on the unpaid principal balance) would be made in 12 equal installments payable at the end of each calendar quarter commencing on December 31, 2004. Amounts borrowed under the bank credit line were guaranteed by the principal holders of our Series X and Series Y Preferred Stock, with whom we had signed a Reimbursement Agreement (discussed below). On July 18, 2003, we repaid the $6,100 outstanding balance plus accrued interest, and the bank Credit Agreement was terminated.

      On April 8, 2003, we entered into an asset purchase agreement with TalkingNets, Inc. and TalkingNets Holdings, LLC, (collectively, "TalkingNets") pursuant to which we agreed to acquire assets and subscribers of TalkingNets for $726 in cash (the "TalkingNets Asset Purchase Agreement"). As TalkingNets filed a voluntary petition for Chapter 11 reorganization in February 2003, the TalkingNets Asset Purchase Agreement was subject to the approval of the U.S. Bankruptcy Court for the Eastern District of Virginia. On April 9, 2003, the TalkingNets Asset Purchase Agreement and the transactions contemplated thereby were approved by the Bankruptcy Court. If all closing conditions are satisfied, we expect that this transaction will be completed during the third quarter of 2003. On April 11, 2003, we paid the full purchase price of $726 into escrow. In accordance with the terms of the TalkingNets Asset Purchase Agreement, we will have a transition period of up to 150 days to integrate TalkingNets' operations into our own operations and obtain all requisite approvals prior to final closing of the transaction. During the transition period, we will be entitled to the cash collected from the proposed acquired customers and be obligated to pay for certain of the related operating costs of TalkingNets' operations. During the quarter ended June 30, 2003, we incurred approximately $235 in expense, net of customer collections, related to TalkingNets' operations.

      As reflected in our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2002, we incurred operating losses of approximately $35,821 and negative operating cash flows of approximately $17,706 during the year ended December 31, 2002. During the six months ended June 30, 2003, we incurred operating losses of approximately $16,523 and negative operating cash flows of approximately $3,984. These operating losses and negative operating cash flows have been financed primarily by proceeds from equity issuances. We had accumulated deficits of approximately $284,491 at December 31, 2002 and $302,434 at June 30, 2003.

      We expect our operating losses, net operating cash outflows and capital expenditures to continue through 2003 and into 2004. We successfully completed rounds of private equity and bridge loan financings totaling approximately $35,000 as follows: approximately $20,000 in the fourth quarter of 2001, $10,000 in March 2002, and $8,531 in May 2002 (which, after cancellation of the bridge loans, yielded net proceeds of approximately $5,000). In addition, on July 18, 2003, we raised approximately $30,000 in additional financing. We believe that our existing cash and cash equivalents, cash expected to be generated from operations, and proceeds from this recent financing will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements into at least the end of 2004, based on our current business plans and projections. We intend to use these cash resources to finance our capital expenditures and for our working capital and other general corporate purposes. We may also use a portion of these cash resources to acquire complementary businesses, subscriber lines and other assets. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including market acceptance of our services, revenue growth, planned capital expenditures, cash generated from operations, improvements in operating productivity, the extent and timing of entry into new markets, and availability and prices paid for acquisitions. Failure to generate sufficient revenues, contain certain discretionary spending or achieve certain other business plan objectives could have a material adverse affect on our results of operations and financial position.

                                  DSL.NET, INC.
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

                                  DSL.NET, INC.
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

      Effective January 1, 2002, we adopted SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS". This statement requires that the amortization of goodwill be discontinued and instead an impairment approach be applied. The impairment tests were performed during January and December of 2002 and will be performed annually hereafter (or more often if adverse events occur) and are based upon a fair value approach rather than an evaluation of the undiscounted cash flows. If impairment exists, under SFAS No. 142, the resulting charge is determined by the recalculation of goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. We did not record any goodwill impairment adjustments resulting from our impairment reviews during 2002.

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

                                  DSL.NET, INC.
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

could be adversely affected, which could result in their inability to make payments to us. This could require additional provisions for allowances. In addition, a negative impact on revenue related to those customers may occur.

      With the acquisition of the NAS assets on January 10, 2003, we acquired a number of subscribers, some of whom we serve indirectly through various Internet service providers ("ISP's"). We sell our services to such ISP's who then resell such services to the end-user subscriber. We have some increased exposure and concentration of credit risk pertaining to such ISP's. However, no individual customer accounted for more than 5% of revenue for the first six months of 2003.

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

LITIGATION

      From time to time, we may be involved in litigation concerning claims arising in the ordinary course of our business, including claims brought by former employees and claims related to acquisitions. We record liabilities when a loss is probable and can be reasonably estimated. These estimates are based on analyses made by internal and external legal counsel who consider information known at the time. We believe we have made reasonable estimates in the past, however, court decisions could cause liabilities to be incurred in excess of estimates.

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

      Revenue for the three months ended June 30, 2003 increased by 56% to approximately $18,097, from approximately $11,596 for the three months ended June 30, 2002. Revenue for the six months ended June 30, 2003 increased by 52% to approximately $34,862, from approximately $22,977 for the six months ended June 30, 2002. The increase in revenue in 2003 was primarily due to an

                                  DSL.NET, INC.
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

increase in subscriber lines resulting from our acquisition of the NAS assets. The actual revenue attributable to customer lines acquired for the three months ended June 30, 2002 and 2003, was approximately $382 and $6,237, respectively. For the six months ended June 30, 2002 and 2003, actual revenue attributable to customer lines acquired was approximately $784 and $12,111, respectively. We expect revenue to continue to increase in 2003 as compared to 2002 as a result of our acquisition of the NAS assets and associated subscriber lines, and as we continue our sales and marketing efforts, introduce additional services and, possibly, acquire additional businesses and/or subscriber lines.

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

      Network expenses for the three months ended June 30, 2003 increased approximately 55%, to approximately $13,406, compared to approximately $8,625 for the three months ended June 30, 2002. This increase of approximately $4,781 was primarily attributable to increased telecommunications expenses of approximately $4,146 and increased network engineering and field operations personnel expenses of approximately $239 resulting from our acquisition of the NAS assets, increased subcontract labor of approximately $264 related to the integration of certain central offices, and increased other expenses of approximately $132. For the six months ended June 30, 2003, network expenses increased approximately 48%, to approximately $25,643, compared to approximately $17,337 for the six months ended June 30, 2002. This increase of approximately $8,306 was primarily attributable to increased telecommunications expenses of approximately $7,574 and increased network engineering and field operations personnel expenses of approximately $546 resulting from our acquisition of the NAS assets. The increase was also attributable to increased subcontract labor of approximately $278 related to the integration of certain central offices, and was partially offset by net decreases in miscellaneous other expenses of approximately $92. We expect our network expenses, including costs for subscriber lines, to increase in 2003, as compared to 2002, as a result of our acquisition of the NAS assets and associated subscriber lines, and as we add customers.

      OPERATIONS EXPENSES. Our operations expenses include costs related to customer care, customer provisioning, customer billing, customer technical assistance, purchasing, headquarters facilities operations, operating systems maintenance and support and other related overhead expenses.

      Operations expenses for the three months ended June 30, 2003 were approximately $2,818, compared to operations expenses for the three months ended June 30, 2002 of approximately $1,856. This 52% increase of approximately $962 was primarily due to increases in operations personnel expenses of approximately $539, other outside services of approximately $299 and other miscellaneous expenses of approximately $124. Operations expenses for the six months ended June 30, 2003 were approximately $5,574, compared to operations expenses for the six months ended June 30, 2002 of approximately $3,847. This 45% increase of approximately $1,727 was primarily due to increases in operations personnel expenses of approximately $1,134, other outside services of approximately $356 and other miscellaneous expenses of approximately $237. We expect our operations expenses to increase in future periods, as compared to 2002, as a result of the NAS acquisition.

                                  DSL.NET, INC.
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of costs relating to human resources, finance, executive, administrative services, recruiting, insurance, legal and auditing services, leased office facilities rent and bad debt expenses.

      General and administrative expenses were approximately $3,216 for the three months ended June 30, 2003, compared to general and administrative expenses for the three months ended June 30, 2002 of approximately $3,373. This 5% reduction of approximately $157 was primarily due to decreases in personnel expenses of approximately $68 and decreases in miscellaneous expenses of approximately $283, partially offset by increases in professional and consulting services of approximately $129 and increases in bad debt expense of approximately $65. For the six months ended June 30, 2003, general and administrative expenses were approximately $6,273, compared to general and administrative expenses for the six months ended June 30, 2002 of approximately $6,776. This 7% reduction of approximately $503 was primarily due to decreases in executive bonus expense of approximately $280, decreases in insurance expense of approximately $200, decreases in bad debt related expenses of approximately $68, decreases in property and corporate related taxes of approximately $176, and decreases in other expenses of $295, partially offset by increases in professional and consulting services of approximately $448 and miscellaneous expenses of approximately $68.

      SALES AND MARKETING. Our sales and marketing expenses consist primarily of expenses for personnel, the development of our brand name, promotional materials, direct mail advertising and sales commissions and incentives.

      Sales and marketing expenses for the three months ended June 30, 2003 were approximately $1,889, compared to sales and marketing expenses for the three months ended June 30, 2002 of approximately $1,577, representing a 20% increase of approximately $312. The increase in sales and marketing expenses was primarily attributable to increased salaries, benefits and commissions approximating $373 resulting from the NAS acquisition, partially offset by decreased advertising, direct mail marketing and referrals fees of approximately $71. Sales and marketing expenses for the six months ended June 30, 2003 were approximately $4,122, compared to sales and marketing expenses for the six months ended June 30, 2002 of approximately $2,774, representing a 49% increase of approximately $1,348. The increase in sales and marketing expenses was primarily attributable to increased salaries, benefits and commissions approximating $1,045 resulting from the NAS acquisition, increased advertising, direct mail marketing and referral fees of approximately $257, and increased miscellaneous expenses of approximately $46. We expect our sales and marketing expenses to increase in future periods, as compared to 2002, primarily as a result of the NAS acquisition and increased sales and marketing activities.

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

      Non-cash stock compensation expense was approximately $160 and $296 for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, non-cash stock compensation expense was approximately $438 and $642, respectively. These expenses consisted of charges and amortization related to stock options and restricted stock granted to our employees and directors and became fully amortized during the second quarter of 2003. The

                                  DSL.NET, INC.
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

unamortized balances as of December 31, 2002 and June 30, 2003 were approximately $437 and zero, respectively.

      As of December 31, 2002 and June 30, 2003, options to purchase 23,877,004 and 23,275,784 shares of common stock, respectively, were outstanding, which were exercisable at weighted average exercise prices of $0.98 and $0.94 per share, respectively.

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

      Depreciation and amortization expenses were approximately $4,498 for the three months ended June 30, 2003, compared to depreciation and amortization expenses of approximately $5,274 for the three months ended June 30, 2002. The 15% decrease in depreciation and amortization expenses of approximately $776 was primarily attributable to certain intangible and fixed assets becoming fully depreciated during 2002 and 2003, resulting in a net decline in depreciation and amortization expense of approximately $1,654, which was partially offset by increased depreciation and amortization expenses relating to the acquisition of NAS assets and associated subscriber lines of approximately $878. Depreciation and amortization expenses were approximately $9,335 for the six months ended June 30, 2003, compared to depreciation and amortization expenses of approximately $10,388 for the six months ended June 30, 2002. The 10% decrease in depreciation and amortization expenses of approximately $1,053 was primarily attributable to certain intangible and fixed assets becoming fully depreciated during 2002 and 2003, resulting in a net decline in depreciation and amortization expense of approximately $2,724, which was partially offset by increased depreciation and amortization expenses relating to the acquisition of NAS assets and associated subscriber lines of approximately $1,671.

      Depreciation expenses pertaining to assets related to network expenses and operations expenses were approximately $3,285 and $3,713 for the three months ended June 30, 2003 and 2002, respectively, and approximately $6,613 and $7,130 for the six months ended June 30, 2003 and 2002, respectively. Depreciation and amortization expenses pertaining to assets related to general and administrative expenses were approximately $1,213 and $1,561 for the three months ended June 30, 2003 and 2002, respectively, and approximately $2,722 and $3,258 for the six months ended June 30, 2003 and 2002, respectively.

      Also, in accordance with SFAS No. 142 (see Recently Issued Accounting Pronouncements, discussed below), we discontinued amortization of goodwill beginning January 1, 2002, and completed an impairment review during January and December of 2002. We did not record any impairment adjustments resulting from these impairment reviews and will continue to make annual reviews, unless a change in circumstances requires a review in the interim.

      INTEREST EXPENSE (INCOME) NET. Net interest expense of approximately $847 for the three months ended June 30, 2003 included approximately $860 of interest expense, which was partially offset by approximately $13 in interest income. Net interest income of approximately $8 for the three months ended June 30, 2002 included approximately $83 of interest income, which was partially offset by approximately $75 of interest expense. The increase in net interest expense of approximately $855 was primarily attributed to the amortization of deferred non-cash financing costs of approximately $501 which related to the warrants issued in consideration for loan guarantees under our Reimbursement Agreement (discussed below), increased interest expense of approximately $215 pertaining to the note payable to NAS and borrowings under the Credit Agreement (discussed

                                  DSL.NET, INC.
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

below), the reversal of $145, in May 2002, of previously accrued interest expense pertaining to interest forgiven on $3,531 of short-term promissory notes, which were cancelled in May 2002 upon the issuance of additional Series Y Preferred Stock, in accordance with the terms of the Series Y Preferred Stock Purchase Agreement and decreased interest income of approximately $70 due to lower cash balances. These were partially offset by decreases in other interest expenses of approximately $76.

      Net interest expense of approximately $1,411 for the six months ended June 30, 2003 included approximately $1,449 of interest expense, which was partially offset by approximately $38 in interest income. Net interest expense of approximately $236 for the six months ended June 30, 2002 included approximately $406 of interest expense, which was partially offset by approximately $170 of interest income. The increase in net interest expense of approximately $1,175 was primarily attributed to the amortization of deferred non-cash financing costs of approximately $816 which related to the warrants issued in consideration for loan guarantees under our Reimbursement Agreement (discussed below), increased interest expense of approximately $355 pertaining to the note payable to NAS and borrowings under the Credit Agreement (discussed below) and decreased interest income of approximately $132 due to lower cash balances. These were partially offset by decreases in other interest expenses of approximately $128.

      NET LOSS. Net loss was approximately $8,700 and $9,394 for the three months ended June 30, 2003 and 2002, respectively, and approximately $17,943 and $18,848 for the six months ended June 30, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our capital expenditures and operations primarily with the proceeds from the sale of stock and from borrowings, including equipment lease financings. As of June 30, 2003, we had cash and cash equivalents of approximately $3,582 and negative working capital of approximately $12,066.

      Net cash provided by financing activities for the six months ended June 30, 2003 was approximately $5,417, primarily related to borrowings under our bank credit facility. Net cash provided by financing activities for the six months ended June 30, 2002 of approximately $13,526 resulted from the sale of our preferred stock. We have used, and intend to continue using, proceeds from our financings for general corporate purposes. We have used, and may in the future use, a portion of such proceeds to acquire complementary businesses or assets.

      In March 1999, we entered into a 36-month lease facility to finance the purchase of up to an aggregate of $2,000 of equipment. Amounts financed under this lease facility bear an interest rate of 8% or 9%, depending on the type of equipment, and are secured by the financed equipment. In July 2000, we entered into a 48-month lease agreement with an equipment vendor to finance the purchase of network equipment. We have leased approximately $8,900 under this agreement. Amounts financed under this agreement bear an interest rate of 12% per annum and are secured by the financed equipment. In addition, during 1999 and 2000, we purchased and assumed through acquisition certain equipment and computer software under other capital leases, which are being repaid over periods ranging from 24 months to 60 months at annual interest rates ranging from 7.5% to 15%. In the aggregate, there was approximately $4,565 and $3,768, outstanding under capital leases at December 31, 2002 and June 30, 2003, respectively. On July 18, 2003, we prepaid a significant portion of our outstanding capital lease obligations leaving a balance of approximately $235.

                                  DSL.NET, INC.
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

      We entered into a Revolving Credit and Term Loan Agreement, dated as of December 13, 2002 (the "Credit Agreement"), with a commercial bank providing for a revolving line of credit of up to $15,000 (the "Commitment"). Borrowings under the Credit Agreement could be made in minimum increments of $500 from time to time up to the Commitment and repayments could be made in minimum increments of $100, in each case until the revolving credit maturity date of December 12, 2004, at which time all amounts outstanding would convert into a term loan payable in 12 quarterly installments commencing on December 31, 2004 (the "Term Loan"). We could pre-pay amounts due under the Term Loan in increments of $1,000 without penalty. Interest was payable on all amounts outstanding under the Credit Agreement in arrears at the end of each calendar quarter at a variable interest rate equal to the higher of the bank's prime rate equivalent or 0.5% percent above the Federal Funds Effective Rate. As of June 30, 2003, amounts outstanding under this Credit Agreement bore interest at an annual rate of 4.0%. The amount not drawn upon under the Commitment (subject to certain adjustments) was subject to a commitment fee, payable in arrears at the end of each calendar quarter, equal to an annualized rate of 0.25%. The Credit Agreement also required us and our subsidiaries, except for Vector Internet Services, Inc., to maintain all of our bank deposit and investment accounts with the bank. Our ability to borrow amounts available under the Credit Agreement was subject to the bank's receipt of a like amount of guarantees from certain of our investors or other guarantors acceptable to the bank and to certain other conditions set forth in the Credit Agreement. As of March 31, 2003, our investors had provided guarantees of $9,100 under the Credit Agreement. On February 3, 2003, we borrowed $6,100 under the Credit Agreement. As of June 30, 2003, our outstanding balance was $6,100. On July 18, 2003, we repaid our outstanding loan obligation and terminated the Credit Agreement.

      We entered into a Reimbursement Agreement, dated as of December 27, 2002, with several private investment funds affiliated with VantagePoint Venture Partners ("VantagePoint"), Columbia Capital Equity Partners ("Columbia"), The Lafayette Investment Fund, L.P. and Charles River Partnership, L.P. (collectively the "Guarantors") and VantagePoint Venture Partners III (Q), L.P., as administrative agent . The Guarantors are all holders of or affiliates of holders of our Series X and Series Y Preferred stock. Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, VantagePoint and Columbia issued guarantees in an aggregate amount of $6,100 to support certain of our obligations under the Credit Agreement. The Reimbursement Agreement obligated the Company to reimburse the Guarantors for any payments they may be required to make in accordance with their guarantees. Our obligations under the Reimbursement Agreement were also guaranteed by certain of our wholly-owned subsidiaries and collateralized by a Security Agreement signed by us and certain of our wholly-owned subsidiaries which pledged a significant portion of our consolidated assets as collateral.

      Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, we issued warrants to purchase 12,013,893 shares of our common stock to VantagePoint and Columbia, in consideration for their guarantees aggregating $6,100. All such warrants have a ten year life and an exercise price of $0.50 per share. On March 26, 2003, we issued additional warrants, exercisable

                                  DSL.NET, INC.
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

for ten years, to purchase a total of 936,107 shares of our common stock at $0.50 per share, to VantagePoint and Columbia, bringing the total number of warrants issued in connection with the Reimbursement Agreement to 12,950,000. Pursuant to the terms of the Reimbursement Agreement, in the event that we did not borrow any loans under the Credit Agreement on or before March 31, 2003, then the Credit Agreement and all Guarantees issued under the Reimbursement Agreement would have terminated and any warrants issued to Guarantors in connection with the transactions contemplated would have been terminated. Since we borrowed amounts under the Credit Agreement on February 3, 2003, the Guarantors' guarantees of the subject loan became effective on February 3, 2003 and the contingency related to the validation of the warrants was eliminated.

      On February 3, 2003, we valued the 12,950,000 warrants at $0.514 each with a total value of $6,656. The valuation was performed using a Black Scholes valuation model with the following assumptions: (i) a risk free interest rate of 4.01% (ten-year Treasury rate), (ii) a zero dividend yield, (iii) a ten year expected life, (iv) an expected volatility of 153%, (v) an option exercise price of $0.50 and (vi) a current market price of $0.52 (the closing price of our common stock on February 3, 2003). Since the warrants were issued in consideration for loan guarantees, which enabled us to secure financing at below market interest rates, we recorded their value as a deferred financing cost (guarantee fee) which will be amortized to interest expense over the term of the loan (approximately 57 months) using the "Interest Method" of amortization. For the three and six months ended June 30, 2003, amortized interest expense relating to deferred financing costs approximated $501 and $816, respectively.

      On March 3, 2003, we and certain of our Guarantors entered into Amendment No. 1 to the Reimbursement Agreement, pursuant to which VantagePoint increased its guarantee by $3,000, bringing the aggregate guarantees by all Guarantors under the Reimbursement Agreement, as amended, to $9,100. As consideration for VantagePoint's increased guarantee, if we closed an equity financing on or before December 3, 2003, we were authorized to issue VantagePoint additional warrants to purchase the type of equity securities issued by us in such equity financing. The number of such additional warrants would be determined by dividing $1,000 by the per share price of such equity securities. Accordingly, since we closed a financing on July 18, 2003 (discussed below), we intend, subject to the receipt of stockholder approval at our 2003 annual meeting of stockholders, to issue to VantagePoint additional warrants to purchase 2,260,909 shares of our common stock at a per share price of $0.4423.

      On July 18, 2003, we entered into a Note and Warrant Purchase Agreement (the "Note and Warrant Purchase Agreement") with Deutsche Bank AG London, acting through DB Advisors LLC as Investment Agent ("Deutsche Bank"), VantagePoint Venture Partners III (Q), L.P., VantagePoint Venture Partners III, L.P., VantagePoint Communications Partners, L.P. and VantagePoint Venture Partners 1996, L.P. (collectively, the "Investors") relating to the sale and purchase of an aggregate of (i) $30,000 in senior secured promissory notes (the "Notes") and
(ii) warrants to purchase 157,894,737 shares of our common stock for a period of three years at an exercise price of $0.38 per share (the "Warrants"). The aggregate purchase price for the Notes and Warrants was $30,000.

      Subject to the terms and conditions of the Note and Warrant Purchase Agreement, we issued an aggregate of $30,000 in principal amount of Notes to the Investors on July 18, 2003. Principal on the Notes is payable in a single payment on July 18, 2006. The Notes provide for an annual interest rate of 1.23%, payable in cash quarterly in arrears commencing on October 18, 2003, unless we elect to capitalize such interest and pay it together with the principal amount of the Notes at maturity on July 18, 2006. Pursuant to the terms of an Agency, Guaranty and Security Agreement (the "Security Agreement") by and among us, certain of our subsidiaries, Deutsche Bank Trust Company Americas, as administrative agent, and the Investors, our obligations under the Notes are secured by a security interest in a majority of our personal property and assets and certain of our subsidiaries.

                                  DSL.NET, INC.
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      Subject to the terms and conditions of the Note and Warrant Purchase Agreement, we issued a warrant (the "Initial Warrant") to purchase 12,950,000 shares of our common stock to Deutsche Bank. Deutsche Bank may not exercise or transfer the Initial Warrant until the issuance of the Additional Warrants (as defined below), except in certain circumstances set forth in the Note and Warrant Purchase Agreement.

      We will issue to the Investors (or their assignees) the remaining Warrants (the "Additional Warrants") to purchase an aggregate of 144,944,737 shares of our common stock after the following conditions have been met:

      o Stockholder approval of (i) amendments to our certificate of incorporation to, among other things, increase the authorized number of shares of our common stock, and (ii) the issuance of the Warrants (collectively, the "Required Stockholder Approvals"); and

      o Receipt of regulatory approvals from certain state public utility commissions.

      In connection with the Note and Warrant Purchase Agreement, certain holders of our Series X Preferred Stock and Series Y Preferred Stock entered into a voting agreement which obligates them to vote in favor of the Required Stockholder Approvals. We believe that the stock subject to such voting agreement is sufficient to obtain the Required Stockholder Approvals and that the Required Stockholder Approvals will, therefore, be obtained at our 2003 annual meeting of stockholders.

      The proceeds from the sale of the Notes and Warrants will be used by us for general corporate purposes, including acquisitions, the expansion of our sales and marketing activities and repayment of debt and lease obligations. We have paid, or paid into escrow, approximately $10,200 for the complete repayment of approximately $14,600 of our debt and lease obligations (including repayment of all of our obligations under the Credit Agreement, certain capital leases and (if approved by the bankruptcy court overseeing the noteholder's estate) a note issued by us to NAS in connection with an acquisition).

      On July 18, 2003, in connection with the termination of the Credit Agreement, the related guarantees by our Series X and Y Preferred Stockholders were terminated, along with the related Reimbursement Agreement and Security Agreement.

      On July 18, 2003, in connection with the Note and Warrant Purchase Agreement, we, the Investors and certain of our stockholders entered an Amended and Restated Stockholders Agreement (the "Stockholders Agreement"), which provides for rights relating to election of directors, the registration of our common stock and certain protective provisions.

      As part of the agreements negotiated in conjunction with the Company's $30,000 financing on July 18, 2003, we and holders of a majority of the Series X and Series Y Preferred Stock agreed to extend the redemption dates of the Series X and Series Y Preferred Stock from January 1, 2005 to July 18, 2006. Also, as a result of the financing transaction, in accordance with the terms of the Series Y Preferred Stock, the Series Y conversion price was adjusted from $0.50 (each Series Y Preferred Share is convertible into 2,000 shares of common stock) to $0.4423 (each Series Y Preferred Share is convertible into approximately 2,260.9 shares of common stock).

      As a result of the development of our operating infrastructure and acquisitions, we have entered into certain long-term agreements providing for fixed payments. Under our facility operating leases, minimum office facility operating lease payments are approximately $1,638 in 2003, $2,000 in 2004, $766 in 2005, $233 in 2006, $169 in 2007 and $28 in 2008. We also have long-term purchase commitments with MCI (formerly known as WorldCom), AT&T, Sprint and other vendors for data

                                  DSL.NET, INC.
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

transport and other services with minimum payments due even if our usage does not reach the minimum amounts. Minimum payments under our long-term purchase commitments are approximately $3,668 in 2003, $2,396 in 2004 and $57 in 2005.

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

      For the six months ended June 30, 2003, the net cash used in our operating activities was approximately $3,984. This cash was used for a variety of operating expenses, including salaries, network operations, sales, marketing and promotional activities, consulting and legal expenses, and overhead expenses.

      Net cash used in investing activities for the six months ended June 30, 2003 was approximately $9,169. Of this amount, approximately $7,917 was used for the acquisition of NAS assets and associated subscriber lines, approximately $1,231 was used for the purchase of equipment, and approximately $21 related to the increase in restricted cash.

      The development and expansion of our business has required significant capital expenditures. Capital expenditures, including collocation fees but excluding acquisitions, were approximately $1,231 and $880 for the six months ended June 30, 2003 and 2002, respectively, and customer assets and line acquisitions were approximately $7,917 and $750 for the six months ended June 30, 2003 and 2002, respectively. The actual amounts and timing of our future capital expenditures will vary depending on the speed at which we expand and implement our network and implement service for our customers. Our planned capital expenditures for 2003 are currently expected to be primarily for the upgrade of our network to support our integrated voice and data service offering. We currently anticipate spending approximately $3,000 to $3,500 for capital expenditures, excluding acquisitions, during the year ending December 31, 2003. The actual amounts and timing of our capital expenditures could differ materially both in amount and timing from our current plans.

      On July 18, 2003, we raised approximately $30,000 in additional financing. We believe that our existing cash and cash equivalents, cash expected to be generated from operations, and proceeds from this recent financing will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements at least until the end of 2004, based on our current business plans and projections. We intend to use these cash resources to finance our capital expenditures and for our working capital and other general corporate purposes. We may also use a portion of these cash resources to acquire complementary businesses, subscriber lines and other assets. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including market acceptance of our services, revenue growth, planned capital

                                  DSL.NET, INC.
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

expenditures, cash generated from operations, improvements in operating productivity, the extent and timing of entry into new markets, and availability and prices paid for acquisitions. Failure to generate sufficient revenues, contain certain discretionary spending or achieve certain other business plan objectives could have a material adverse affect on our results of operations and financial position.

      On July 22, 2002, The Nasdaq Stock Market, Inc. ("Nasdaq") transferred the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. We applied for such transfer as a result of our non-compliance with Nasdaq's Marketplace Rule 4450(a)(5), which required us to maintain a bid price of $1.00 per share for at least 10 consecutive trading days during the last ninety day period prior to July 17, 2002 in order to remain qualified for listing on the Nasdaq National Market. On October 16, 2002, Nasdaq notified us that, while we had not regained compliance by October 15, 2002 with the $1.00 bid price per share requirement generally required for continued listing on the Nasdaq SmallCap Market, we did continue to meet the initial listing requirements for the Nasdaq SmallCap Market under Rule 4310(c)(2)(A). As a result, we had an additional 180 calendar days, or until April 14, 2003, to comply with the minimum bid price of $1.00 per share for 10 consecutive trading days, or such greater number of trading days as Nasdaq may determine, in order to remain listed on the Nasdaq SmallCap Market. On March 11, 2003, Nasdaq amended its rules to provide that a company that satisfies the initial listing requirements for the Nasdaq SmallCap Market under Rule 4310(c)(2)(A) would have an additional 90 days (over the 180 days already contemplated by the Nasdaq SmallCap Market rules) to comply with the minimum bid price of $1.00 per share. On April 15, 2003, Nasdaq notified us that, while we had not regained compliance by April 14, 2003 with the $1.00 bid price per share requirement generally required for continued listing on the Nasdaq SmallCap Market, we did continue to meet the initial listing requirements for the Nasdaq SmallCap Market under Rule 4310(c)(2)(A). As a result, we had an additional 90 calendar days, or until July 14, 2003, to comply with the minimum bid price of $1.00 per share for 10 consecutive trading days, or such greater number of trading days as Nasdaq may determine, in order to remain listed on the Nasdaq SmallCap Market. On July 15, 2003, we received notification from the Nasdaq staff indicating that our common stock failed to comply with the $1.00 closing bid price per-share requirement for 10 consecutive trading days as set forth in the Nasdaq's Marketplace Rule 4310(c)(4) and as such our common stock is subject to delisting from the Nasdaq SmallCap Market. We have appealed this determination to a Listings Qualifications Panel and requested a hearing. The hearing is scheduled for August 21, 2003. Under the Nasdaq's rules, the delisting process is stayed pending the hearing and the Panel's decision. There can be no assurance that we will be able to continue to remain on the Nasdaq SmallCap Market, if at all, or that we will continue to satisfy the other listing requirements of the Nasdaq SmallCap Market.

      Nasdaq has submitted proposed rules changes to the SEC which would, among other things, further extend the number of days during which a company that satisfies the initial listing requirements of the Nasdaq SmallCap Market may continue to be listed on such market without complying with the $1.00 minimum bid price requirement. There can be no assurance that the SEC will approve this proposed rule change, if at all, in time to delay the possible delisting of our common stock from the Nasdaq SmallCap Market or that, if the SEC does approve this rule change, that we will be prospectively granted an extension to meet the $1.00 minimum bid price requirement. In addition, there can be no assurance that we will continue to satisfy the initial listing requirements of the Nasdaq SmallCap Market.

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

                                  DSL.NET, INC.
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

fiscal years beginning after December 15, 2001. With the implementation of SFAS No. 142, we have discontinued amortizing approximately $8,482 of goodwill associated with acquired businesses.

      In June 2001, SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS" was issued. SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs that result from the acquisition, construction, or development and normal operation of a long-lived asset. Upon initial recognition of a liability for an asset retirement obligation, SFAS No. 143 requires an increase in the carrying amount of the related long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the asset's useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement did not have and is not expected to have a material affect on our financial position or results of operations.

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

      In June 2002, SFAS No. 146, "ACCOUNTING FOR EXIT OR DISPOSAL ACTIVITIES" was issued. SFAS No. 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. The provisions of the statement will be effective for disposal activities initiated after December 31, 2002. The adoption of this statement did not have and is not expected to have a material affect on our financial position or results of operations.

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

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS," ("FIN 45"). FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The disclosure requirements of FIN 45 are effective for all financial statements issued after December 15, 2002. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have and is not

                                  DSL.NET, INC.
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

expected to have a material adverse impact on our financial position, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The changes are intended to result in a more complete depiction of an entity's liabilities and equity and will, thereby, assist investors and creditors in assessing the amount, timing, and likelihood of potential future cash outflows and equity share issuances. This statement also requires that certain obligations that could be settled by issuance of an entity's equity but lack other characteristics of equity be reported as liabilities even though the obligation does not meet the definition of a liability. The requirements of SFAS 150 became effective for us for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. FAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. We did not enter into or modify any financial instruments having characteristics of both liabilities and equity during June 2003. We have evaluated the impact of SFAS 150 to determine the effect it may have on our consolidated results of operations, financial position or cash flows and have concluded that the adoption of this statement is not expected to have a material affect on our financial position or results of operations.

FORWARD LOOKING STATEMENTS

      This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements contained in this report, which are not historical facts, may be deemed to contain forward-looking statements. These statements relate to future events or our future financial or business performance, and are identified by terminology such as "may," "might," "will," "should," "expect," "scheduled," "plan," "intend," "anticipate," "believe," "estimate," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include, among other things, those described under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2002, which has been filed with the SEC, and (i) fluctuations in our quarterly operating results, which could adversely effect the price of our common stock; (ii) our unproven business model, which may not be successful; (iii) our ability to execute our business plan in a timely manner to generate the forecasted financial and operating results, which may not be achieved if our sales force is not able to generate sufficient sales to customers or if we are not able to install and commence service for customers in a timely manner; (iv) failure to generate sufficient revenue, contain certain discretionary spending or achieve certain other business plan objectives could have a material adverse affect on our results of operations and financial position; (v) risks associated with the possible removal of our common stock from the Nasdaq SmallCap Market, which removal could adversely impact the pricing and trading of our common stock; (vi) risks associated with acquisitions, including difficulties in identifying and completing acquisitions, integrating acquired businesses or assets and realizing the revenue, earnings or synergies anticipated from any acquisitions; (vii) risks associated with the completion of the acquisition of assets and subscriber lines from TalkingNets; (viii) regulatory, legislative, and judicial developments, which could adversely affect the way we operate our business; (ix) the risk that our stockholders do not approve the matters required for the issuance of the remaining Warrants to the Investors under the Note and Warrant Purchase Agreement or that other conditions to the issuance of such Warrants are not satisfied or waived on or before January 14, 2004 in which case we may then be obligated to repay

                                  DSL.NET, INC.
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

the Notes; (x) risks associated with our reliance on certain carriers, including MCI, to transmit data across our network; (xi) the challenges relating to the timely installation of service for customers, including our dependence on traditional telephone companies to provide acceptable telephone lines in a timely manner; (xii) our dependence on wholesale providers to provide us with local broadband facilities in areas where we have not deployed our own equipment; (xiii) the need for us to achieve sustained market acceptance of our services at desired pricing levels; (xiv) competition; (xv) our limited operating history, which makes it difficult to evaluate our business and prospects; (xvi) the difficulty of predicting the new and rapidly evolving high-speed data communications industry; (xvii) our ability to negotiate, enter into and renew interconnection and collocation agreements with traditional telephone companies; and (xviii) our ability to recruit and retain qualified personnel, establish the necessary infrastructure to support our business, and manage the growth of our operations. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation, and disclaim any obligation, to update or revise the information contained in this report, whether as a result of new information, future events or circumstances or otherwise.

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


ITEM 4.  CONTROLS AND PROCEDURES

a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") Rules 13a-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were, as of the end of the period covered by this report, effective to provide reasonable assurances that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

b) CHANGES IN INTERNAL CONTROLS

      There were no significant changes in our internal controls over financial reporting that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

------------   -----------------------------------------------------------------
Exhibit No.    Exhibit
------------   -----------------------------------------------------------------
4.01           Form of Senior Secured Promissory Note dated July 18, 2003.
------------   -----------------------------------------------------------------
4.02           Form of Warrant to Purchase Shares of Common Stock issuable pursuant to the Note and Warrant Purchase Agreement dated as of
               July 18, 2003, by and among DSL.net, Inc. and the investors named therein.
------------   -----------------------------------------------------------------
10.01          Note and Warrant Purchase Agreement dated as of July 18, 2003, by and among DSL.net, Inc. and the investors named therein.
------------   -----------------------------------------------------------------
10.02          Agency, Guaranty and Security Agreement dated as of July 18,
               2003, by and among DSL.net, Inc., certain of DSL.net's
               subsidiaries, Deutsche Bank Trust Company Americas, as
               administrative agent, and the investors named therein.
------------   -----------------------------------------------------------------
10.03          Voting Agreement dated as of July 18, 2003, by and between
               DSL.net, Inc., the stockholders named therein and the investors named therein.
------------   -----------------------------------------------------------------
10.04          Amended and Restated Stockholders Agreement dated as of July 18,
               2003, by and among DSL.net, Inc., the stockholders named therein and the investors named therein.
------------   -----------------------------------------------------------------

------------   -----------------------------------------------------------------
11.01          Statements of Computation of Basic and Diluted Net Loss Per
               Share.
------------   -----------------------------------------------------------------
31.1           Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as
               Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of
               2002.
------------   -----------------------------------------------------------------
31.2           Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as
               Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of
               2002.
------------   -----------------------------------------------------------------
32.1           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
------------   -----------------------------------------------------------------
32.2           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
------------   -----------------------------------------------------------------


(b) Reports on Form 8-K.

      The Company filed a Current Report on Form 8-K on May 13, 2003, reporting on Items 7 and 9, relating to a press release issued by the Company on May 13, 2003, relating to the Company's financial results for the quarter ended March 31, 2003.

      The Company filed a Current Report on Form 8-K on May 14, 2003, reporting on Item 9, relating to the certifications of its Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2003. The certifications were submitted to the Securities and Exchange Commission on May 14, 2003.

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              DSL.NET, INC.


                                              By: /s/ Robert J. DeSantis
                                                ----------------------------
                                                Robert J. DeSantis
                                                Chief Financial Officer


Date:   August 13, 2003

                                  EXHIBIT INDEX
                                  -------------


------------   -----------------------------------------------------------------
Exhibit No.    Exhibit
------------   -----------------------------------------------------------------
4.01           Form of Senior Secured Promissory Note dated July 18, 2003.
------------   -----------------------------------------------------------------
4.02           Form of Warrant to Purchase Shares of Common Stock issuable pursuant to the Note and Warrant Purchase Agreement dated as of
               July 18, 2003, by and among DSL.net, Inc. and the investors named therein.
------------   -----------------------------------------------------------------
10.01          Note and Warrant Purchase Agreement dated as of July 18, 2003, by and among DSL.net, Inc. and the investors named therein.
------------   -----------------------------------------------------------------
10.02          Agency, Guaranty and Security Agreement dated as of July 18,
               2003, by and among DSL.net, Inc., certain of DSL.net's
               subsidiaries, Deutsche Bank Trust Company Americas, as
               administrative agent, and the investors named therein.
------------   -----------------------------------------------------------------
10.03          Voting Agreement dated as of July 18, 2003, by and between
               DSL.net, Inc., the stockholders named therein and the investors named therein.
------------   -----------------------------------------------------------------
10.04          Amended and Restated Stockholders Agreement dated as of July 18,
               2003, by and among DSL.net, Inc., the stockholders named therein and the investors named therein.
------------   -----------------------------------------------------------------
11.01          Statements of Computation of Basic and Diluted Net Loss Per
               Share.
------------   -----------------------------------------------------------------
31.1           Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as
               Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of
               2002.
------------   -----------------------------------------------------------------
31.2           Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as
               Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of
               2002.
------------   -----------------------------------------------------------------
32.1           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
------------   -----------------------------------------------------------------
32.2           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
------------   -----------------------------------------------------------------