Form 10-Q
period 2003-09-30
DSL NET INC
filed 2003-11-13
CIK 1085866

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                                 Yes [ ] No [X]

     As of November 7, 2003 the registrant had 95,179,736 shares of Common Stock outstanding.
================================================================================

                                  DSL.NET, INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
                         Part I - Financial Information


Item 1. Consolidated Financial Statements ...................................2

          Consolidated Balance Sheets (unaudited) at December 31, 2002 and September 30, 2003...........................................2

          Consolidated Statements of Operations (unaudited) for the
            three and nine months ended September 30, 2002 and 2003..........3

          Consolidated Statements of Cash Flows (unaudited)
            for the nine months ended September 30, 2002 and 2003............4

          Notes to Consolidated Financial Statements.........................5

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................23

Item 3. Quantitative and Qualitative Disclosures about Market Risk..........41

Item 4. Controls and Procedures.............................................41

                           Part II - Other Information

Item 2. Change in Securities and Use of Proceeds............................41

Item 4. Submission of Matters to a Vote of Security Holders.................45

Item 6. Exhibits and Reports on Form 8-K....................................48

Signature...................................................................50

Exhibit Index...............................................................51

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                  DSL.net, Inc.
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                                            December 31,  September 30,
                                                                                               2002          2003
                                                                                            ----------    ----------
                                     ASSETS
Current assets:
Cash and cash equivalents                                                                   $   11,318    $   21,082
Restricted cash                                                                                      1             4
Accounts receivable (net of allowances of $606 and $1,016
at December 31, 2002 and September 30, 2003, respectively)                                       4,358         8,038
Inventory                                                                                          707           558
Deferred costs                                                                                     615           862
Prepaid expenses and other current assets                                                          726           921
                                                                                            ----------    ----------
Total current assets                                                                            17,725        31,465

Fixed assets, net                                                                               23,066        27,387
Goodwill and other intangible assets                                                            10,656         9,795
Other assets                                                                                     2,049         1,287
                                                                                            ----------    ----------
Total assets                                                                                $   53,496    $   69,934
                                                                                            ==========    ==========


LIABILITIES, MANDATORILY REDEEMABLE, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY


Current liabilities:
Accounts payable                                                                            $    4,621    $    3,615
Accrued salaries                                                                                 1,225         1,346
Accrued liabilities                                                                              4,621        11,041
Deferred revenue                                                                                 3,591         5,982
Current portion of capital leases payable                                                        2,676           110
                                                                                            ----------    ----------
Total current liabilities                                                                       16,734        22,094

Capital leases payable                                                                           1,889            76
Notes payable, net of discount (Note 7)                                                            --          4,519
                                                                                            ----------    ----------
Total liabilities                                                                               18,623        26,689
                                                                                            ----------    ----------
Commitments and contingencies  (Note 8)

Preferred stock:  20,000,000 preferred shares authorized (Note 9)
 20,000 shares designated as Series X, mandatorily redeemable, convertible preferred stock, $.001 par value; 20,000 and 20,000 shares issued and outstanding as of December 31, 2002 and September 30, 2003, respectively (liquidation preference
 $22,315 and $24,115 as of December 31, 2002 and September 30, 2003, respectively).              8,741        14,877

 15,000 shares designated as Series Y, mandatorily redeemable, convertible preferred stock, $.001 par value; 15,000 and 5,050 shares issued and outstanding as of December 31, 2002 and September 30, 2003, respectively (liquidation preference
 $16,380 and $5,982 as of December 31, 2002 and September 30, 2003, respectively).               5,381         3,171

Stockholders' equity  (Notes 3 and 9)
Common stock, $.0005 par value; 400,000,000 and 400,000,000 shares authorized;
 64,929,899 and 95,179,736 shares issued and outstanding                                            32            48
Additional paid-in capital                                                                     305,647       336,694
Deferred compensation                                                                             (437)          --
Accumulated deficit                                                                           (284,491)     (311,545)
                                                                                            ----------    ----------
Total stockholders' equity                                                                      20,751        25,197
                                                                                            ----------    ----------
Total liabilities, preferred stock and stockholders' equity                                 $   53,496    $   69,934
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

                                  DSL.net, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                        Three Months Ended                  Nine Months Ended
                                                                           September 30,                       September 30,
                                                                   -----------------------------      -----------------------------
                                                                       2002             2003              2002             2003
                                                                   ------------     ------------      ------------     ------------
Revenue, net                                                       $     11,262     $     18,227      $     34,239     $     53,089
                                                                   ------------     ------------      ------------     ------------
Operating expenses:
Network (excluding $7, $0, $22 and $11
of stock compensation, respectively)                                      8,079           13,070            25,157           38,412
Operations (excluding $12, $0, $41 and $10
of stock compensation, respectively)                                      1,966            3,060             6,071            8,935
General and administrative (excluding $58, $0, $226 and $69
of stock compensation, respectively)                                      2,305            2,618             9,081            8,891
Sales and marketing (excluding $218, $0, $648 and $348
of stock compensation, respectively)                                      1,870            2,116             4,644            6,238
Stock compensation                                                          295             --                 937              438
Depreciation and amortization                                             5,138            3,319            15,526           12,654
                                                                   ------------     ------------      ------------     ------------

Total operating expenses                                           $     19,653     $     24,183      $     61,416     $     75,568
                                                                   ------------     ------------      ------------     ------------

Operating loss                                                     $     (8,391)    $     (5,956)     $    (27,177)    $    (22,479)

Interest expense, net                                                       (70)            (728)             (306)          (2,139)
Other income (expense), net                                                   2           (2,427)              177           (2,436)
                                                                   ------------     ------------      ------------     ------------

Net loss                                                           $     (8,459)    $     (9,111)     $    (27,306)    $    (27,054)
                                                                   ============     ============      ============     ============

Net loss applicable to common stockholders:
Net loss                                                                 (8,459)          (9,111)          (27,306)         (27,054)
Dividends on preferred stock                                             (1,050)          (1,045)           (2,523)          (3,145)
Accretion of preferred stock, net of issuance costs                      (3,011)          (1,779)           (7,068)          (7,800)
                                                                   ------------     ------------      ------------     ------------
Net loss applicable to common stockholders                         $    (12,520)    $    (11,935)     $    (36,897)    $    (37,999)
                                                                   ============     ============      ============     ============
Net loss per share, basic and diluted                              $      (0.19)    $      (0.17)     $      (0.57)    $      (0.57)
                                                                   ============     ============      ============     ============
Shares used in computing net loss per share, basic and diluted       64,887,681       70,161,057        64,833,595       66,726,872
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

                                  DSL.net, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                        -----------------------------
                                                                            2002             2003
                                                                        ------------     ------------
Cash flows from operating activities:
Net loss                                                                $    (27,306)    $    (27,054)

Reconciliation of net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization                                                 15,526           12,654
Bad debt expense                                                               1,979            1,739
Sales credits and allowances                                                   1,094              339
Amortization of deferred debt issuance costs and debt discount                     9            7,165
Stock compensation expense                                                       937              438
Loss on sale/write-off of fixed assets                                           356              134
Gain on note settlement                                                         --             (3,500)
Non-cash interest on lease payoff                                               --                194
Net changes in assets and liabilities, net of acquired assets:
(Increase) in accounts receivable                                             (1,924)          (5,692)
Decrease / (increase) in prepaid and other current assets                        608             (293)
    (Increase) / decrease in other assets                                       (345)             762
(Decrease) in accounts payable                                                  (266)          (1,006)
(Decrease) / increase in accrued salaries                                        (41)             121
(Decrease) / increase in accrued expenses                                     (3,972)           5,717
(Decrease) / increase in deferred revenue                                       (274)           1,307
                                                                        ------------     ------------
Net cash used in operating activities                                        (13,619)          (6,975)
                                                                        ------------     ------------
Cash flows from investing activities:
Purchases of property and equipment                                           (1,328)          (1,840)
Proceeds from sales of property and equipment                                     85             --
Acquisitions of businesses and customer lines                                 (1,150)          (8,743)
Decrease / (increase) in restricted cash                                          63               (3)
                                                                        ------------     ------------
Net cash used in investing activities                                         (2,330)         (10,586)
                                                                        ------------     ------------
Cash flows from financing activities:
Proceeds from credit facility                                                   --              6,100
Proceeds from common stock issuance                                               14            2,270
Proceeds from preferred stock issuance                                        15,000             --
Proceeds from note issuances                                                    --             30,000
Payments on credit facility                                                     --             (6,100)
Principal payments under notes and capital lease obligations                  (2,224)          (4,945)
                                                                        ------------     ------------
Net cash provided by financing activities                                     12,790           27,325
                                                                        ------------     ------------
Net increase / (decrease) in cash and cash equivalents                        (3,159)           9,764
Cash and cash equivalents at beginning of period                              19,285           11,318
                                                                        ------------     ------------
Cash and cash equivalents at end of period                              $     16,126     $     21,082
                                                                        ============     ============

Supplemental disclosure of non-cash investing activities:
  On January 10, 2003, the Company purchased network assets and associated subscriber lines of Network Access Solutions Corporation (Note 5)

        The fair value of the assets acquired was $14,750

  On September 8, 2003, the Company purchased network assets and associated subscriber lines of TalkingNets Holdings, LLC (Note 5)

        The fair value of the assets acquired was $796

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1. Summary of Significant Accounting Policies

A. Basis of Presentation

      The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. The markets for the Company's (as defined below) services are characterized by intense competition, rapid technological development, regulatory and legislative changes, and frequent new product introductions, all of which could impact the future value of the Company's assets and liabilities. Actual results may differ from those estimates. Certain prior period amounts have been reclassified to conform to the 2003 presentation. The consolidated financial statements ("financial statements") at September 30, 2003 and for the three and nine months ended September 30, 2002 and 2003 are unaudited, but in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) that DSL.net, Inc. ("DSL.net" or the "Company") considers necessary for a fair presentation of its financial position and operating results. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for any future periods.

      The Company evaluates its estimates on an on-going basis. The most significant estimates relate to revenue recognition, goodwill and other long-lived assets, the allowance for doubtful accounts, income taxes, contingencies and litigation. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

      The Company believes the following critical accounting policies affect the Company's more significant judgments and estimates used in the preparation of its consolidated financial statements:

REVENUE RECOGNITION

      The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101 (SAB No. 101), "REVENUE RECOGNITION IN FINANCIAL STATEMENTS", which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and
(4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees.

      Revenue is recognized pursuant to the terms of each contract on a monthly service fee basis, which varies based on the speed of the customer's broadband connection and the services ordered by the customer. The monthly fee includes phone line charges, Internet access charges, the cost of any leased equipment installed at the customer's site and the other services, as applicable. Revenue that is billed in advance of the services provided is deferred until the services are provided by the

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Company. Revenue related to installation charges is also deferred and amortized to revenue over 18 months. Related direct costs incurred (up to the amount of deferred revenue) are also deferred and amortized to expense over 18 months. Any excess direct costs over installation charges are charged to expense as incurred. In certain instances, the Company negotiates credits and allowances for service related matters. The Company establishes a reserve against revenue for such credits based on historical experience.

      The Company seeks to price its services competitively. The market for high-speed data communications services and Internet access is rapidly evolving and intensely competitive. While many competitors and potential competitors may enjoy competitive advantages over the Company, it is pursuing a significant market that, it believes, is currently under-served. Although pricing is an important part of the Company's strategy, management believes that direct relationships with customers and consistent, high quality service and customer support will be key to generating customer loyalty. During the past several years, market prices for many telecommunications services and equipment have been declining, which is a trend that might continue.

GOODWILL AND OTHER LONG-LIVED ASSETS

      The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF", which requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets.

      Effective January 1, 2002, the Company adopted SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS 142"). This statement requires that the amortization of goodwill be discontinued and instead an impairment approach be applied. The impairment tests were performed during January and December of 2002 and will be performed annually thereafter (or more often if adverse events occur) and are based upon a fair value approach rather than an evaluation of the undiscounted cash flows. If impairment exists, under SFAS 142, the resulting charge is determined by the recalculation of goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. The Company did not record any goodwill impairment adjustments resulting from its impairment reviews during 2002.

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

      If market conditions become less favorable, future cash flows (the key variable in assessing the impairment of these assets) may decrease and as a result the Company may be required to recognize impairment charges.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


ALLOWANCE FOR DOUBTFUL ACCOUNTS

      The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company principally sells its services directly to end users mainly consisting of small to medium sized businesses, as opposed to selling to Internet service providers ("ISPs") who then resell such services. The Company believes that it does not have significant exposure or concentrations of credit risk with respect to any given customer. However, if the country or any region the Company services experiences an economic downturn, the financial condition of the Company's customers could be adversely affected, which could result in their inability to make payments to the Company. This could require additional provisions for allowances. In addition, a negative impact on revenue related to those customers may occur.

      With its acquisition of certain of the assets of Network Access Solutions Corporation ("NAS") on January 10, 2003, the Company acquired a number of end users, some of whom it serves indirectly through various ISPs. The Company sells its services to such ISPs who then resell such services to the end user. The Company has some increased exposure and concentration of credit risk pertaining to such ISPs. However, no individual customer accounted for more than 5% of revenue for the first nine months of 2003.

INCOME TAX

      The Company uses the liability method of accounting for income taxes, as set forth in SFAS No. 109, "ACCOUNTING FOR INCOME TAXES." Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carryforwards, all calculated using presently enacted tax rates.

      The Company has not generated any taxable income to date and, therefore, has not paid any federal income taxes or state taxes based on income since inception. The Company's state and federal net operating loss carryforwards begin to expire in 2004 and 2019, respectively. Use of the Company's net operating loss carryforwards may be subject to significant annual limitations resulting from a change in control due to the Company's sales of Series X preferred stock (the "Series X Preferred Stock") and Series Y preferred stock (the "Series Y Preferred Stock") in 2001 and 2002 (Note 9) and from the sale of $30,000 in notes and warrants in 2003 (Note 7). The Company is currently assessing the potential impact resulting from these transactions. The Company has provided a valuation allowance for the full amount of the net deferred tax asset since it has not determined that these future benefits will more likely than not be realized.

LITIGATION

      From time to time, the Company may be involved in litigation concerning claims arising in the ordinary course of its business, including claims brought by former employees and claims related to acquisitions. The Company records liabilities when a loss is probable and can be reasonably estimated. These estimates are based on analyses made by internal and external legal counsel who consider information known at the time. The Company believes it has made reasonable estimates in the past; however, court decisions and other factors could cause liabilities to be incurred in excess of estimates.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      The accompanying unaudited interim financial statements have been prepared with the assumption that users of the interim financial information have either read or have access to the Company's financial statements for the year ended December 31, 2002. Accordingly, footnote disclosures that would substantially duplicate the disclosures contained in the Company's December 31, 2002 audited financial statements have been omitted from these unaudited interim financial statements. These financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions, rules and regulations. While management believes the disclosures presented are adequate to make these financial statements not misleading, these financial statements should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and with the Company's unaudited interim financial statements and related notes filed on Forms 10-Q for the quarterly periods ending March 31, 2003 and June 30, 2003, which have been filed with the SEC.

B. Earnings (Loss) Per Share

      Basic earnings (loss) per share is computed by dividing income or loss applicable to common stockholders by the weighted average number of shares of the Company's common stock outstanding during the period, excluding shares subject to repurchase.

      Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and dilutive conversion of the Company's outstanding preferred stock. The diluted earnings per share amount is presented herein as the same as the basic earnings per share amount because the Company had a net loss during each period presented, and the impact of the assumed exercise of stock options and warrants and the assumed conversion of preferred stock would have been anti-dilutive.

      As of December 31, 2002, the Company had 64,929,899 shares of common stock issued and outstanding. As of September 30, 2003, the Company had 95,179,736 shares of common stock issued and outstanding. The increase of 30,249,837 shares primarily resulted from common stock issued during the third quarter of 2003 (primarily in September, 2003) for preferred stock conversions and for employee stock option exercises (Note 3). The weighted average number of outstanding common shares used in computing earnings per share for the three months ended September 30, 2002 and 2003 was 64,887,681 and 70,161,057, respectively. The weighted average number of outstanding common shares used in computing earnings per share for the nine months ended September 30, 2002 and 2003 was 64,833,595 and 66,726,872, respectively.

C. Incentive Stock Award Plans

      As of September 30, 2003, the Company had five stock-based employee compensation plans, which are described more fully in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The Company accounts for stock-based compensation under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25"). Accordingly, compensation expense is not recognized when options are granted at the fair market value on the date of grant.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      The Company has elected to continue following APB 25 to account for its stock-based compensation plans. The following table presents the effect on the Company's net loss and net loss per share as if the Company had applied the fair value method of accounting for stock-based compensation in accordance with SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS 123"):

                                                  Three Months Ended          Nine Months Ended
                                                    September 30,                September30,
                                                  2002         2003            2002         2003
                                                --------     --------        --------     --------
Net loss, as reported                            ($8,459)     ($9,111)      ($27,306)     ($27,054)
Deduct: total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                      (1,383)        (899)        (3,905)       (3,697)
                                                --------     --------       --------      --------
Pro forma under SFAS 123                         ($9,842)    ($10,010)      ($31,211)     ($30,751)

Net loss applicable to common stockholders:
   As reported                                  ($12,520)    ($11,935)      ($36,897)     ($37,999)
   Pro forma under SFAS 123                     ($13,903)    ($12,834)      ($40,802)     ($41,696)
Basic and diluted net loss per common share:
   As reported                                    ($0.19)      ($0.17)        ($0.57)       ($0.57)
   Pro forma under SFAS 123                       ($0.21)      ($0.18)        ($0.63)       ($0.62)

      The estimated fair value at date of grant for options granted during the three and nine months ended September 30, 2002 ranged from $0.25 to $0.94 per share. The estimated fair value at date of grant for options granted during the three and nine months ended September 30, 2003 ranged from $0.43 to $0.58 per share. The minimum value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                        Three Months Ended           Nine Months Ended
                                        ------------------           ------------------
                                           September 30,                September 30,
                                        2002          2003           2002          2003
                                        ----          ----           ----          ----
       Risk free interest rate       2.97-3.50%    2.15-3.06%     2.97-4.42%    2.15-3.06%
       Expected dividend yield          None          None           None          None
       Expected life of option        4 Years       4 Years        4 Years       4 Years
       Expected volatility              138%          152%           138%          152%

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

D. Recently Issued Accounting Pronouncements

      In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "ACCOUNTING FOR EXIT OR DISPOSAL ACTIVITIES" ("SFAS 146"). SFAS 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. The provisions of the statement are effective for disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material affect on the Company's financial position or results of operations.

      In December 2002, SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF SFAS NO. 123" ("SFAS 148") was issued. SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided for in SFAS 148, the Company has elected not to transition to the fair value based method of accounting for stock based employee compensation; it has, however, adopted the amended disclosure requirements provided under SFAS 148 and incorporated those requirements into its financial statements included in this Form 10-Q under the heading "Incentive Stock Award Plans".

      In November 2002, FASB issued Interpretation No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS," ("FIN 45"). FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The disclosure requirements of FIN 45 are effective for all financial statements issued after December 15, 2002. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material affect on the Company's financial position or results of operations.

      In May 2003, FASB issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY" ("SFAS 150"). SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The changes are intended to result in a more complete depiction of an entity's liabilities and equity and will, thereby, assist investors and creditors in assessing the amount, timing, and likelihood of potential future cash outflows and equity share issuances. This statement also requires that certain obligations that could be settled by issuance of an entity's equity but lack other characteristics of equity be reported as liabilities even though the obligation does not meet the definition of a liability. The requirements of SFAS 150 became effective for the Company for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company has evaluated the impact of SFAS 150 to determine the effect it

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


may have on its consolidated results of operations or financial position and has concluded that the adoption of this statement is not expected to have a material affect on the Company's financial position or results of operations.

2. Liquidity

      As reflected in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, the Company incurred operating losses of approximately $35,821 and negative operating cash flows of approximately $17,706 during the year ended December 31, 2002. During the nine months ended September 30, 2003, the Company incurred operating losses of approximately $22,479 and negative operating cash flows of approximately $6,975. These operating losses and negative operating cash flows have been financed primarily by proceeds from equity and note issuances. The Company had accumulated deficits of approximately $284,491 at December 31, 2002 and approximately $311,545 at September 30, 2003.

      The Company expects its operating losses, net operating cash outflows and capital expenditures to continue through 2003 and into 2004. The Company successfully completed rounds of private equity and bridge loan financings totaling approximately $35,000 as follows: approximately $20,000 in the fourth quarter of 2001, $10,000 in March 2002 and $8,531 in May 2002 (which, after cancellation of certain bridge loans, yielded net proceeds of approximately $5,000) (Note 9). In addition, on July 18, 2003, the Company successfully raised approximately $30,000 in additional financing (Note 7). The Company believes that its existing cash and cash equivalents and cash expected to be generated from operations will be sufficient to fund its operating losses, capital expenditures and working capital requirements through at least the end of 2004, based on its current business plans and projections. The Company intends to use these cash resources to finance its capital expenditures and for working capital and other general corporate purposes. The Company may also use a portion of these cash resources to acquire complementary businesses, subscriber lines or other assets. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including market acceptance of the Company's services, revenue growth, planned capital expenditures, cash generated from operations, improvements in operating productivity, the extent and timing of entry into new markets and availability and prices paid for acquisitions. Failure to generate sufficient revenues, contain certain discretionary spending or achieve certain other business plan objectives could have a material adverse affect on the Company's results of operations and financial position.


3. Stockholders' Equity

      During the second quarter of 2003, the Company's remaining unamortized deferred compensation balance relating to stock options and restricted stock held by employees and directors became fully amortized. Consequently, there was no remaining unamortized deferred compensation balance as of September 30, 2003.

      During the three months ended September 30, 2003, the Company issued 22,473,078 and 2,445,895 shares of its common stock, respectively, upon the conversion of 9,950 shares of Series Y Preferred Stock and as payment for approximately $1,793 of accrued dividends on such converted shares of Series Y Preferred Stock (Note 9). The Company also issued 4,946,384 and 5,315,484 shares of common stock, respectively, upon exercises of stock options during the three and nine months ended September 30, 2003. In addition, the Company issued 7,380 and 15,380 shares of

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


common stock, respectively, during the three and nine months ended September 30, 2003 to employees participating in the Company's 1999 Employee Stock Purchase Plan.


4. Restructuring

      During the third quarter of 2003, the Company charged approximately $443 against its restructuring reserves. Of this amount, approximately $315 related to payment of certain termination fees associated with the closure of certain central offices during 2001, and approximately $128 related to facilities expense associated with the Company's vacated offices.

      The Company's restructuring reserve balance as of September 30, 2003, of approximately $422, was included in the Company's accrued liabilities and represents previously reserved amounts associated with real estate charges for anticipated costs pertaining to its vacated facilities.


5. Acquisitions

      During the quarter ended March 31, 2002, the Company entered into an Asset Purchase Agreement, dated as of January 1, 2002, with Broadslate Networks, Inc. ("Broadslate") for the purchase of business broadband customer accounts and certain other assets, including certain accounts receivable related to the customer accounts. The initial purchase price of $800 was subject to certain adjustments, which resulted in a $50 reduction in the purchase price. The Broadslate customer line acquisitions were accounted for under the purchase method of accounting and, accordingly, the adjusted purchase price of approximately $750 was allocated to the assets acquired based on their estimated fair values at the date of acquisition as follows: approximately $28 to net accounts receivable acquired and approximately $722 to approximately 520 subscriber lines acquired, which amount is being amortized on a straight-line basis over two years from the date of purchase.

      During the quarter ended September 30, 2002, the Company entered into an Asset Purchase Agreement dated as of July 30, 2002 (the "Abacus Asset Purchase Agreement") with Abacus America, Inc. ("Abacus") for the purchase of broadband subscriber lines. The Abacus Asset Purchase Agreement provided for a cash payment for each successfully migrated broadband customer line, up to a maximum payment of approximately $844, and required a purchase price deposit of approximately $211. Ultimately, the Company was able to migrate and acquire 1,066 lines for a purchase price of approximately $543. The Abacus customer line acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the subscriber lines acquired based on their estimated fair values at the date of acquisition. This amount is being amortized on a straight-line basis over two years from the date of purchase.

      In December of 2002, the U.S. Bankruptcy Court for the District of Delaware approved the Company's bid to purchase certain network assets, equipment and associated subscriber lines of NAS for $14,000, consisting of $9,000 in cash and $5,000 in a note payable to NAS. The Company closed the transaction on January 10, 2003, whereby it acquired certain of NAS's network assets, equipment in approximately 300 central offices and approximately 11,500 associated subscriber lines (the "NAS Assets"), pursuant to that certain Amended and Restated Asset Purchase Agreement, dated as of December 11, 2003, by and among the Company, NAS, Network Access Solutions LLC, NASOP, Inc., and Adelman, Lavine, Gold and Levin (the "NAS Asset Purchase Agreement"). Additionally, on January 10, 2003, the Company hired approximately 78 employees formerly employed by NAS. No pre-closing liabilities were assumed in connection with the NAS transaction. The cash portion of the consideration was paid from the Company's existing cash. In accordance with the NAS Asset Purchase

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Agreement, DSL.net negotiated a $1,083 reduction in the cash paid at the closing, representing DSL.net's portion of January revenue which was billed and collected by NAS, bringing the net cash paid for the NAS Assets to $7,917.

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

      The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141 "BUSINESS COMBINATIONS" ("SFAS 141"). The results of NAS's operations have been included in the consolidated financial statements since January 10, 2003 (the acquisition date). The allocated estimated fair values of the acquired assets at the date of acquisition exceeded the purchase price and, accordingly, have been written down on a pro-rata basis by asset group to the purchase price of approximately $14,750 ($14,000 plus associated direct acquisition costs of approximately $750) as follows: (i) intangible assets pertaining to approximately 11,500 acquired subscriber lines of $1,476, and (ii) property and equipment of $13,274. The Company is still in the process of finalizing certain estimates of certain property and equipment and, thus, the allocation of the purchase price is subject to further adjustment. In July, 2003, the Company paid $1,500 into escrow for the negotiated repurchase and cancellation of the $5,000 note issued by the Company to NAS as part of the purchase price for the NAS Assets. The payment was subject to approval by the bankruptcy court presiding over NAS' bankruptcy petition. On August 25, 2003, the court approved the transaction, and the $1,500 held in escrow was paid to NAS in full satisfaction of the note.

      With the acquisition of the NAS Assets on January 10, 2003, the Company acquired a number of end users, some of whom it serves indirectly through various ISPs. The Company sells its services to such ISPs who then resell such services to the end user. Accordingly, the Company has some increased exposure and concentration of credit risk pertaining to such ISPs during 2003. However, no individual customer accounted for more than 5% of revenue for the first nine months of 2003.

      On April 8, 2003, the Company entered into an asset purchase agreement with TalkingNets, Inc. and TalkingNets Holdings, LLC (collectively, "TalkingNets") pursuant to which the Company agreed to acquire assets and subscribers of TalkingNets (the "TalkingNets Assets") for $726 in cash (the "TalkingNets Asset Purchase Agreement"). As TalkingNets filed a voluntary petition for Chapter 11 reorganization in February 2003, the TalkingNets Asset Purchase Agreement was subject to the approval of the U.S. Bankruptcy Court for the Eastern District of Virginia. On April 9, 2003, the TalkingNets Asset Purchase Agreement and the transactions contemplated thereby were approved by the Bankruptcy Court. On April 11, 2003, the Company paid the full purchase price of $726 into escrow. In accordance with the terms of the TalkingNets Asset Purchase Agreement, the Company had a transition period of up to 150 days to integrate TalkingNets' operations into its own operations and obtain all requisite approvals prior to final closing of the transaction. During the transition period, the Company was entitled to the cash collections from the proposed acquired customers and was obligated to reimburse TalkingNets for certain related operating expenses. The excess of TalkingNet's reimbursed expenses over cash collections, included in the Company's operating expenses during the transition period, for the three and nine months ended September 30, 2003, was approximately $159 and $394, respectively.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


            On September 8, 2003, in accordance with the TalkingNets Asset Purchase Agreement, the Company completed its transaction to acquire the TalkingNets Assets. This acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141. The results of TalkingNets' operations have been included in the Company's consolidated financial statements since September 8, 2003 (the closing date). The allocated estimated fair values of the acquired assets at the date of acquisition exceeded the purchase price and, accordingly, have been written down on a pro-rata basis by asset group to the purchase price of approximately $851 ($726 plus associated direct acquisition costs of approximately $125) as follows: (i) certain accounts receivables of $55, (ii) intangible assets pertaining to approximately 90 acquired subscriber lines of $58, and (iii) property and equipment of $738. The Company is still in the process of finalizing certain estimates of certain property and equipment and, thus, the allocation of the purchase price is subject to further adjustment.

      The following table sets forth the unaudited pro forma consolidated financial information of the Company, giving effect to the acquisition of the Broadslate and Abacus customers and the acquisition of the NAS Assets, as if the transactions had occurred at the beginning of the periods presented. Inclusion of the TalkingNets Assets would not materially change the reported unaudited pro forma results.

                                                                           PRO FORMA
                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                  ------------------------------
                                                                     2002                2003
                                                                  ----------          ----------
     Pro forma revenue                                            $   53,320          $   53,847
     Pro forma operating loss                                     $  (27,721)         $  (22,452)
     Pro forma net loss                                           $  (29,862)         $  (27,073)
     Pro forma net loss applicable to common stockholders         $  (39,453)         $  (38,018)
     Pro forma net loss per share, basic and diluted              $    (0.61)         $    (0.57)

     Shares used in computing pro forma net loss per share        64,833,595          66,726,872

      The pro forma results are not necessarily indicative of the actual results of operations that would have been obtained had the acquisitions taken place at the beginning of the respective periods or the results that may occur in the future.

      The actual revenue attributable to customer lines acquired during the period was approximately $1,392 and $18,036 for the nine months ended September 30, 2002 and 2003, respectively.

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

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      The Company's identified intangible assets consist of customer lists, which are amortized over two years. Amortization expense of intangible assets for the three and nine months ended September 30, 2002 was approximately $1,388 and $4,082, respectively. For the three and nine months ended September 30, 2003, amortization expense was approximately $345 and $2,395, respectively. Accumulated amortization of customer lists as of September 30, 2002 and 2003 was $14,404 and $18,067, respectively. The expected future amortization of customer lists as of September 30, 2003 is $350 for the remainder of 2003, $925 in 2004 and $38 in 2005.

7. Debt

      In December 2001, in conjunction with the Company's sale of shares of mandatorily redeemable convertible Series Y Preferred Stock (the "Series Y Preferred Stock"), the Company issued short-term promissory notes (the "Promissory Notes") for aggregate proceeds of $3,531 to the holders of the Series Y Preferred Stock. The Promissory Notes provided for an annual interest rate of 12%. In May 2002, in accordance with the terms of the Series Y Purchase Agreement (as defined in Note 9, below), the Company sold an additional 8,531 shares of Series Y Preferred Stock for $5,000 in cash and delivery of the Promissory Notes for cancellation. All accrued interest on the Promissory Notes, of approximately $145, was forgiven (Note 9).

      On January 10, 2003, the Company issued a $5,000 note to NAS in conjunction with its acquisition of the NAS Assets (Note 5). The NAS note had a term of 5 years, bore interest at 12% per annum and was collateralized by the network equipment acquired from NAS. Interest was payable monthly in arrears on the unpaid principal balance. The note requires interest-only payments for the first 21 months after which principal payments were to commence monthly and be paid in 39 equal monthly installments together with interest on the unpaid principal balance. In July, 2003, the Company paid $1,500 into escrow for the negotiated repurchase and cancellation of the $5,000 note issued by the Company to NAS. The payment was subject to approval by the bankruptcy court. On August 25, 2003, the court approved the transaction, and the $1,500 held in escrow was paid to NAS in full satisfaction of the Note. The difference between the $5,000 note and the $1,500 settlement amount was recorded as other income in the third quarter of 2003. Interest expense under the NAS note for the three and nine months ended September 30, 2003 approximated $68 and $318, respectively.

      The Company entered into a Revolving Credit and Term Loan Agreement, dated as of December 13, 2002 (the "Credit Agreement"), with a commercial bank providing for a revolving line of credit of up to $15,000 (the "Commitment"). Borrowings and repayments under the Credit Agreement could be made until the revolving credit maturity date of December 12, 2004, at which time all amounts outstanding would convert into a term loan payable in 12 quarterly installments. Interest was payable on all amounts outstanding under the Credit Agreement in arrears at the end of each calendar quarter at a variable interest rate equal to the higher of the bank's prime rate equivalent or 0.5% percent above the Federal Funds Effective rate. The Company's ability to borrow amounts available under the Credit Agreement was subject to the bank's receipt of a like amount of guarantees from certain of the Company's investors and/or other guarantors acceptable to the bank and to certain other conditions set forth in the Credit Agreement. On February 3, 2003, the Company borrowed $6,100 under the Credit Agreement. As of March 3, 2003, the Company's investors had guaranteed $9,100 under the Credit Agreement. On July 18, 2003, the Company repaid the $6,100 outstanding balance plus accrued interest and terminated the Credit Agreement. The Company wrote off approximately $184 of the related unamortized balance of loan origination fees.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      The Company entered into a Reimbursement Agreement, dated as of December 27, 2002, with several private investment funds affiliated with VantagePoint Venture Partners (collectively, "VantagePoint"), Columbia Capital Equity Partners ("Columbia"), The Lafayette Investment Fund, L.P. and Charles River Partnership, L.P. (collectively the "Guarantors") and VantagePoint Venture Partners III (Q), L.P., as administrative agent (the "Reimbursement Agreement"). The Guarantors were all holders of or affiliates of holders of the Company's Series X Preferred Stock and Series Y Preferred Stock. Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, VantagePoint and Columbia issued guarantees in an aggregate amount of $6,100 to support certain obligations of the Company under the Credit Agreement. The Reimbursement Agreement obligated the Company to reimburse the Guarantors for any payments they may be required to make in accordance with their guarantees. The Company's obligations under the Reimbursement Agreement were guaranteed by certain of the Company's wholly-owned subsidiaries and collateralized by an Agency, Guaranty and Security Agreement by and among the Company, certain of the Company's subsidiaries, Deutsche Bank Trust Company Americas, as administrative agent, and the Investors (as defined below), pursuant to which the Company and certain of its wholly-owned subsidiaries pledged a significant portion of the Company's consolidated assets as collateral (the "Security Agreement"). On July 18, 2003, in connection with the termination of the Credit Agreement, the guarantees, Reimbursement Agreement and related Security Agreement were terminated.

      Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, the Company issued warrants to purchase an aggregate of 12,013,893 shares of its common stock to VantagePoint and Columbia, in consideration for their guarantees aggregating $6,100. All such warrants have a ten year life and an exercise price of $0.50 per share. On March 26, 2003, the Company issued additional warrants, exercisable for ten years, to purchase a total of 936,107 shares of its common stock at $0.50 per share to VantagePoint and Columbia, bringing the total number of warrants issued in connection with the Reimbursement Agreement to 12,950,000. Pursuant to the terms of the Reimbursement Agreement, in the event that the Company did not borrow any amounts under the Credit Agreement on or before March 31, 2003, the Credit Agreement and all Guarantees issued under the Reimbursement Agreement would have been terminated and any warrants issued to the Guarantors in connection with the transactions contemplated by the Reimbursement Agreement would have been deemed terminated. Since the Company borrowed amounts under the Credit Agreement on February 3, 2003, the Guarantors' guarantees of the subject loan became effective on February 3, 2003 and the contingency related to the validation of the warrants was eliminated.

      On February 3, 2003, the Company valued the 12,950,000 warrants at $0.514 each with a total value of approximately $6,656. The valuation was performed using a Black-Scholes valuation model with the following assumptions: (i) a risk free interest rate of 4.01% (ten-year Treasury rate), (ii) a zero dividend yield, (iii) a ten year expected life, (iv) an expected volatility of 153%, (v) an option exercise price of $0.50 per share and (vi) a current market price of $0.52 per share (the closing price of the Company's common stock on February 3, 2003). Since the warrants were issued in consideration for loan guarantees, which enabled the Company to secure financing at below market interest rates, the Company recorded their value as a deferred debt financing cost which would be amortized to interest expense over the term of the loan (approximately 57 months) using the "Effective Interest Method" of amortization. On July 18, 2003, the Company repaid its outstanding loan balance that was secured by these loan guarantees, and terminated the Credit Agreement. Accordingly, the Company wrote-off approximately $5,747 of the related unamortized balance of deferred financing costs to other expense. For the three and nine months ended September 30, 2003, expense relating to amortized deferred financing costs was approximately $93 and $909, respectively.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      On March 3, 2003, the Company and certain of the Guarantors entered into Amendment No. 1 to the Reimbursement Agreement, pursuant to which VantagePoint increased its guarantee by $3,000, bringing the aggregate guarantees by all Guarantors under the Reimbursement Agreement, as amended, to $9,100. As consideration for VantagePoint's increased guarantee, if the Company closed an equity financing on or before December 3, 2003, it was authorized to issue VantagePoint additional warrants to purchase the type of equity securities issued by the Company in such equity financing. The number of such additional warrants would be determined by dividing $1,000 by the per share price of such equity securities. Accordingly, since the Company closed a financing on July 18, 2003, the Company intends to issue to VantagePoint additional warrants to purchase 2,260,909 shares of its common stock at a per share price of $0.4423.

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

      Subject to the terms and conditions of the Note and Warrant Purchase Agreement, the Company issued an aggregate of $30,000 in principal amount of Notes to the Investors on July 18, 2003. Principal on the Notes is payable in a single payment on July 18, 2006. The Notes provide for an annual interest rate of 1.23%, payable in cash quarterly in arrears commencing on October 31, 2003, unless the Company elects to defer payment of such interest and pay it together with the principal amount of the Notes at maturity on July 18, 2006. Pursuant to the terms of the Security Agreement, the Company's obligations under the Notes are secured by a security interest in a majority of the personal property and assets of the Company and certain of its subsidiaries. Interest expense accrued on the Notes for the three and nine months ended September 30, 2003 approximated $74. The Company elected, on or about October 31, 2003, to defer the interest payments until further notice.

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

      The Company agreed to issue to the Investors (or their assignees) the remaining Warrants (the "Additional Warrants") to purchase an aggregate of 144,944,737 shares of its common stock after the following conditions have been met:

     o Receipt of stockholder approval of (i) amendments to the Company's certificate of incorporation to, among other things, increase the authorized number of shares of the Company's common stock, and (ii) the issuance of the Additional Warrants (collectively, the "Required Stockholder Approvals"); and

     o Receipt of regulatory approvals from certain state public utility commissions.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      In connection with the Note and Warrant Purchase Agreement, certain holders of the Company's Series X Preferred Stock and Series Y Preferred Stock entered into a voting agreement which obligated them to vote in favor of the Required Stockholder Approvals. The Company obtained the Required Stockholder Approvals at its 2003 annual meeting of stockholders on October 14, 2003, but still had not received all required regulatory approvals from certain state public utility commissions as of that time.

      The proceeds from the sale of the Notes and Warrants will be (and portions already have been) used by the Company for general corporate purposes, including acquisitions, the roll out of the Company's integrated voice and data service product offering, the expansion of the Company's sales and marketing activities and repayment of certain debt and lease obligations. As of September 30, 2003, the Company has paid approximately $10,200 for the complete repayment of approximately $14,600 of its debt and lease obligations.

      On July 18, 2003, in connection with the Note and Warrant Purchase Agreement, the Company, the Investors and certain of the stockholders of the Company entered an Amended and Restated Stockholders Agreement, which provides for rights relating to the election of directors, the registration of the Company's common stock and certain protective provisions.

      On July 18, 2003, the Company recorded the Note and Warrant transactions in accordance with Accounting Principals Board Opinion No. 14, "ACCOUNTING FOR CONVERTIBLE DEBT AND DEBT ISSUED WITH STOCK PURCHASE WARRANTS," whereby a fair value was ascribed to the 157,894,737 Warrants to be issued to the Investors (related to the Note and Warrant Purchase Agreement) together with the 2,260,909 warrants to be issued to VantagePoint (related to VantagePoint's increased guarantee under Amendment No. 1 to the Reimbursement Agreement) using a Black-Scholes valuation model with the following assumptions: (i) a risk free interest rate of 2.24% (three-year Treasury rate), (ii) a zero dividend yield,
(iii) a three-year life, (iv) an expected volatility of 152%, (v) a warrant option price of $0.38 per share for the 157,894,737 Warrants and $0.4423 per share for the 2,260,909 warrants and (vi) a current market price of $0.83 (the closing price of the Company's common stock on July 18, 2003) per share. A fair value was ascribed to the Notes using a present value method with a 19% discount rate. The relative fair value of the warrants representing 87% of the combined fair value of the warrants and Notes was applied to the $30,000 proceeds to determine a note discount of approximately $26,063, which was recorded as a reduction to the Notes payable and an increase to additional paid in capital. The note discount will be amortized to interest expense using the "Effective Interest Method" of amortization over the 36 month term of the Notes. For the three and nine months ended September 30, 2003, approximately $509 of this note discount has been amortized to interest expense.


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

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      The Company transmits data across its network via transmission facilities that are leased from certain carriers, including Level 3 Communications, Inc. and MCI (formerly known as WorldCom). The failure of any of the Company's data transport carriers to provide acceptable service on acceptable terms could have a material adverse effect on the Company's operations. MCI has filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. While MCI has announced that it expects to continue with its current operations without adverse impact on its customers, it may not be able to do so. The Company believes that it could transition the data transport services currently supplied by MCI to alternative suppliers in thirty to sixty days, should MCI announce discontinuance of such services. However, if MCI was to discontinue such services without providing sufficient advance notice (at least sixty days), the Company might not be able to transition such services in a timely manner, which could disrupt service provided by the Company to certain of its customers. This could result in the loss of revenue, loss of customers, claims brought against the Company by its customers, or could otherwise have a material adverse effect on the Company. Even if MCI was to provide adequate notice of any such discontinuation of service, there can be no assurance that the Company would be able to transition such service without a material adverse impact on the Company or its customers, if at all.

      Effective May 1, 2003, the Company entered into a 35 month lease for office space in Herndon, Virginia, with minimum lease payments of approximately $164 in 2003, $256 in 2004, $268 in 2005 and $68 in 2006.

      Under the Company's facility operating leases, minimum office facility operating lease payments are approximately $1,638 in 2003, $2,000 in 2004, $766 in 2005, $233 in 2006, $169 in 2007 and $28 in 2008. The Company also has long-term purchase commitments with MCI, AT&T (which commitment ends in October, 2003), Sprint and other vendors for data transport and other services with minimum payments due even if its usage does not reach the minimum amounts. Minimum payments under its long-term purchase commitments are approximately $3,668 in 2003, $2,396 in 2004 and $57 in 2005.

      In July, 2003, the Company paid $2,600 in full settlement of certain outstanding capital lease obligations approximating $3,728. The difference between the lease carrying value and the purchase price of the assets, approximately $1,128, was recorded as a reduction of the carrying value of the assets acquired under the lease obligation.


9. Mandatorily Redeemable Convertible Preferred Stock

      As more fully described in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, the Company entered into a Series X Preferred Stock Purchase Agreement with VantagePoint on November 14, 2001 (the "Series X Purchase Agreement"), relating to the sale and purchase of up to an aggregate of 20,000 shares of Series X Preferred Stock at a purchase price of $1,000 per share. On December 24, 2001, the Company entered into a Series Y Preferred Stock Purchase Agreement (the "Series Y Purchase Agreement") with Columbia Capital Equity Partners III, L.P., Columbia Capital Equity Partners II, L.P., The Lafayette Investment Fund, L.P., Charles River Partnership X, a Limited Partnership, and N.I.G. Broadslate (collectively with their assigns, the "Series Y Investors"), relating to the sale and purchase of up to an aggregate of 15,000 shares of Series Y Preferred Stock at a purchase price of $1,000 per share.

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

      The Series X Preferred Stock and Series Y Preferred Stock activity during the nine months ended September 30, 2002 is summarized as follows:

                                                                                 MANDATORILY
                                                                   REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                                                 ------------------------------------------
                                                                       SERIES X              SERIES Y
                                                                 --------------------  --------------------
                                                                  SHARES      AMOUNT    SHARES      AMOUNT
                                                                 --------  ----------  --------  ----------
Balance December 31, 2001                                          10,000    $   436      6,469    $    34

Issuance of shares                                                 10,000     10,000      8,531      8,531

Discount on Series X and Y Preferred Stock resulting
  from a beneficial conversion feature                                       (10,000)               (8,531)

Accrued dividends on Series X and Y Preferred Stock                            1,600                   923

Accretion of beneficial conversion feature of Series X
  and Y Preferred Stock                                                        4,431                 2,637
                                                                 --------  ----------  --------  ----------
Balance September 30, 2002                                         20,000    $ 6,467     15,000    $ 3,594
                                                                 ========  ==========  ========  ==========

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      The Series X Preferred Stock and Series Y Preferred Stock activity during the nine months ended September 30, 2003 is summarized as follows:

                                                                                MANDATORILY
                                                                   REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                                                 ------------------------------------------
                                                                      SERIES X              SERIES Y
                                                                 ------------------------------------------
                                                                  SHARES     AMOUNT     SHARES     AMOUNT
                                                                 --------  ----------  --------  ----------
Balance December 31, 2002                                          20,000   $  8,741     15,000   $  5,381

Conversion of Series Y Preferred Stock to common stock                                   (9,950)    (5,226)

Payment of dividends on converted Series Y Preferred Stock                                          (1,793)

Accrued dividends on Series X and Y Preferred Stock                            1,800                 1,345

Accretion of beneficial conversion feature of Series X
  and Y Preferred Stock                                             4,336                            3,464
                                                                 --------  ----------  --------  ----------
Balance September 30, 2003                                         20,000   $ 14,877      5,050   $  3,171
                                                                 ========  ==========  ========  ==========

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      As part of the agreements negotiated in conjunction with the Company's $30,000 financing on July 18, 2003 (Note 7), the Company and holders of a majority of the Series X Preferred Stock and Series Y Preferred Stock agreed to extend the redemption dates of the Series X Preferred Stock and Series Y Preferred Stock from January 1, 2005 to July 18, 2006. Also, as a result of this financing transaction, on July 18, 2003, in accordance with the terms of the Series Y Preferred Stock, the Series Y conversion price was adjusted from $0.50 per share (each share of Series Y Preferred stock was convertible into 2,000 shares of common stock) to $0.4423 per share (each share of Series Y Preferred stock is convertible into approximately 2,260.9 shares of common stock).

      During the three months ended September 30, 2003, 88 shares of Series Y Preferred Stock were converted into 176,000 shares of the Company's common stock at a conversion price of $0.50 per share and, in accordance with the terms of the Series Y Preferred Stock, the Company elected to pay accrued dividends approximating $11 by issuing 22,431 shares of its common stock, based on an average fair market value for the ten days preceding conversion of approximately $0.51 per share.

      During the three months ended September 30, 2003, 9,862 shares of Series Y Preferred Stock were converted into 22,297,079 shares of the Company's common stock at a conversion price of $0.4423 per share and, in accordance with the terms of the Series Y Preferred Stock, the Company elected to pay accrued dividends approximating $1,781 by issuing 2,423,465 shares of its common stock, based on average fair market values for the ten days preceding each conversion, ranging between approximately $0.70 per share and $0.74 per share.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


10. Related Party Transactions

       As of September 30, 2003, primarily resulting from the $30,000 financing transaction and guarantees issued under the Reimbursement Agreement (Note 7), VantagePoint had options and warrants issued and to be issued to acquire approximately 53,364,628 shares of the Company's common stock. In addition, VantagePoint owned approximately 463,357 shares of the Company's common stock and 20,000 shares of the Company's Series X Preferred Stock which are convertible into approximately 111,111,111 shares of common stock (Note 9). As a result, VanatagePoint beneficially owned the equivalent of approximately 164,939,096 shares of the Company's common stock. Two affiliates of VantagePoint are members of the Company's Board of Directors.

       As of September 30, 2003, as a result of the $30,000 financing transaction (Note 7), Deutsche Bank has warrants issued and to be issued to acquire approximately 118,421,053 shares of the Company's common stock. Two affiliates of Deutsche Bank are members of the Company's Board of Directors.

       During the third quarter of 2003, the Series Y Investors (including Columbia) converted 9,950 shares of Series Y Preferred Stock into approximately 24,572,278 shares of the Company's common stock (including shares issued as payment for accrued dividends) (Note 9). As of September 30, 2003, the Series Y Investors (including Columbia) owned 5,050 shares of Series Y Preferred Stock which are convertible into approximately 11,417,590 shares of common stock (Note
9). In addition, resulting from guarantees issued under the Reimbursement Agreement (Note 7), Columbia had warrants to acquire approximately 1,803,279 shares of the Company's common stock. An affiliate of Columbia was a member of the Company's Board of Directors until August 5, 2003.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion of the financial condition and results of operations of DSL.net should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-Q and the interim unaudited financial statements and notes thereto filed on Forms 10-Q for the quarterly periods ending March 31, 2003 and June 30, 2003, and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2002, which has been filed with the Securities and Exchange Commission (the "SEC").

OVERVIEW

      We combine our own facilities, nationwide network infrastructure, and Internet service capabilities to provide various broadband communications services to businesses throughout the United States, primarily using digital subscriber line ("DSL") and T-1 technology. In certain markets where we have not deployed our own equipment, we utilize the local facilities of other carriers to provide service. DSL.net product offerings include T-1 and business-class DSL network connectivity and Internet access services, virtual private networks
(VPNs), frame relay, Web hosting, domain name services management, enhanced e-mail, online data backup and recovery services, firewalls and nationwide dial-up services, as well as integrated voice and data offerings in select markets.

      In December of 2002, the U.S. Bankruptcy Court for the District of Delaware approved our bid to purchase certain network assets, equipment and associated subscriber lines of Network Access Solutions Corporation ("NAS") for $14,000, consisting of $9,000 in cash and $5,000 in a note payable to NAS. We closed the transaction on January 10, 2003, whereby we acquired certain of NAS's network assets, equipment in approximately 300 central offices and approximately 11,500 associated subscriber lines (the "NAS Assets"), pursuant to that certain Amended and Restated Asset Purchase Agreement, dated as of December 11, 2003, by and among the Company, NAS, Network Access Solutions LLC, NASOP, Inc., and Adelman, Lavine, Gold and Levin (the "NAS Asset Purchase Agreement"). The cash portion of the purchase price was paid from our existing cash. In accordance with the NAS Asset Purchase Agreement, we negotiated a $1,083 reduction in the cash paid at the closing, representing our portion of January revenue which was billed and collected by NAS, bringing the net cash paid for the NAS Assets to $7,917. In connection with the closing of the NAS transaction, on January 10, 2003, we hired approximately 78 former NAS employees. No pre-closing liabilities were assumed in connection with the NAS transaction. On July 21, 2003 we paid $1,500 into escrow as the negotiated repurchase and cancellation of the $5,000 note issued by us to NAS. The payment was subject to approval by the bankruptcy court overseeing the NAS estate. The bankruptcy court approved the transaction on August 25, 2003 and the amounts were released from escrow to consummate the transaction. The difference between the $5,000 note and the $1,500 settlement amount was recorded as other income during the third quarter 2003.

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

      The acquisition has been accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141 "BUSINESS COMBINATIONS"

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


("SFAS 141"). The results of NAS's operations have been included in our consolidated financial statements since January 10, 2003 (the acquisition date). The allocated estimated fair values of the acquired assets at the date of acquisition exceeded the purchase price and, accordingly, have been written down on a pro-rata basis by asset group to the purchase price of approximately $14,750 ($14,000 plus associated direct acquisition costs of approximately $750) as follows: (i) intangible assets pertaining to approximately 11,500 acquired subscriber lines of $1,476, and (ii) property and equipment of $13,274. We are still in the process of finalizing estimates of certain property and equipment and, thus, the allocation of the purchase price is subject to further adjustment.

      As reflected in our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2002, we incurred operating losses of approximately $35,821 and negative operating cash flows of approximately $17,706 during the year ended December 31, 2002. During the nine months ended September 30, 2003, we incurred operating losses of approximately $22,479 and negative operating cash flows of approximately $6,975. These operating losses and negative operating cash flows have been financed primarily by proceeds from equity and note issuances. We had accumulated deficits of approximately $284,491 at December 31, 2002 and $311,545 at September 30, 2003.

      We expect our operating losses, net operating cash outflows and capital expenditures to continue through 2003 and into 2004. We successfully completed rounds of private equity and bridge loan financings totaling approximately $35,000 as follows: approximately $20,000 in the fourth quarter of 2001, $10,000 in March 2002, and $8,531 in May 2002 (which, after cancellation of the bridge loans, yielded net proceeds of approximately $5,000). In addition, on July 18, 2003, we raised approximately $30,000 in additional financing. We believe that our existing cash and cash expected to be generated from operations will be sufficient to fund our operating losses, capital expenditures, and working capital requirements into at least the end of 2004, based on our current business plans and projections. We intend to use these cash resources to finance our capital expenditures and for our working capital and other general corporate purposes. We may also use a portion of these cash resources to acquire complementary businesses, subscriber lines and other assets. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including market acceptance of our services, revenue growth, planned capital expenditures, cash generated from operations, improvements in operating productivity, the extent and timing of entry into new markets, and availability and prices paid for acquisitions. Failure to generate sufficient revenues, contain certain discretionary spending or achieve certain other business plan objectives could have a material adverse affect on our results of operations and financial position.


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

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


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

      Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

REVENUE RECOGNITION

      We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 (SAB No. 101), "REVENUE RECOGNITION IN FINANCIAL STATEMENTS," which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees.

      Revenue is recognized pursuant to the terms of each contract on a monthly service fee basis, which varies based on the speed of the customer's broadband connection and the services ordered by the customer. The monthly fee includes phone line charges, Internet access charges, the cost of any leased equipment installed at the customer's site and the other services we provide, as applicable. Revenue that is billed in advance of the services provided is deferred until the services are provided. Revenue related to installation charges is also deferred and amortized to revenue over 18 months. Related direct costs incurred (up to the amount of deferred revenue) are also deferred and amortized to expense over 18 months. Any excess direct costs over installation charges are charged to expense as incurred. In certain instances, we negotiate credits and allowances for service related matters. We establish a reserve against revenue for such credits based on historical experience.

      We seek to price our services competitively. The market for high-speed data communications services and Internet access is rapidly evolving and intensely competitive. While many of our competitors and potential competitors enjoy competitive advantages over us, we are pursuing a significant market that, we believe, is currently under-served. Although pricing is an important part of our strategy, we believe that direct relationships with our customers and consistent, high quality service and customer support will be key to generating customer loyalty. During the past several years, market prices for many telecommunications services and equipment have been declining, which is a trend that might continue.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


GOODWILL AND OTHER LONG-LIVED ASSETS

      We account for our long-lived assets in accordance with SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF," which requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets.

      Effective January 1, 2002, we adopted SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS 142"). This statement requires that the amortization of goodwill be discontinued and instead an impairment approach be applied. The impairment tests were performed during January and December of 2002 and will be performed annually hereafter (or more often if adverse events occur) and are based upon a fair value approach rather than an evaluation of the undiscounted cash flows. If impairment exists, under SFAS 142, the resulting charge is determined by the recalculation of goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. We did not record any goodwill impairment adjustments resulting from our impairment reviews during 2002.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We principally sell our services directly to end users mainly consisting of small to medium sized businesses, as opposed to selling to Internet service providers ("ISPs") who then resell such services. We believe that we do not have significant exposure or concentrations of credit risk with respect to any given customer. However, if the country or any region we service experiences an economic downturn, the financial condition of our customers could be adversely affected, which could result in their inability to make payments to us. This could require additional provisions for allowances. In addition, a negative impact on revenue related to those customers may occur.

      With the acquisition of the NAS Assets on January 10, 2003, we acquired a number of end-users, some of whom we serve indirectly through various ISPs. We sell our services to such ISPs who then resell such services to the end user. We have some increased exposure and concentration of credit risk pertaining to such ISPs. However, no individual customer accounted for more than 5% of revenue for the first nine months of 2003.

INCOME TAX

      We use the liability method of accounting for income taxes, as set forth in SFAS No. 109, "ACCOUNTING FOR INCOME TAXES." Under this method, deferred tax assets and liabilities are

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carryforwards, all calculated using presently enacted tax rates.

      We have not generated any taxable income to date and, therefore, have not paid any federal income taxes or state taxes based on income, since inception. Our state and federal net operating loss carryforwards begin to expire in 2004 and 2019, respectively. Use of our net operating loss carryforwards may be subject to significant annual limitations resulting from a change in control due to our sales of Series X Preferred Stock and Series Y Preferred Stock in 2001 and 2002 and from the sale of $30,000 in notes and warrants in 2003. We are currently assessing the potential impact resulting from these transactions. We have provided a valuation allowance for the full amount of the net deferred tax asset since management has not determined that these future benefits will more likely than not be realized.

LITIGATION

      From time to time, we may be involved in litigation concerning claims arising in the ordinary course of our business, including claims brought by former employees and customers and claims related to acquisitions. We record liabilities when a loss is probable and can be reasonably estimated. These estimates are based on analyses made by internal and external legal counsel who consider information known at the time. We believe we have made reasonable estimates in the past; however, court decisions and other factors could cause liabilities to be incurred in excess of estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "ACCOUNTING FOR EXIT OR DISPOSAL ACTIVITIES" ("SFAS 146"). SFAS 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. The provisions of the statement will be effective for disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material affect on our financial position or results of operations.

      In December 2002, SFAS No. 148 "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF SFAS NO. 123" ("SFAS 148") was issued. SFAS 148 amends SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided for in SFAS 148, we have elected not to transition to the fair value based method of accounting for stock based employee compensation; we have, however, adopted the amended disclosure requirements provided under SFAS 148 and incorporated those requirements into our financial statements included in this Form 10-Q under the heading "Incentive Stock Award Plans".

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS," ("FIN 45"). FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The disclosure requirements of FIN 45 are effective for all financial statements issued after December 15, 2002. The provision for initial

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material adverse impact on our financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY" ("SFAS 150"). SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The changes are intended to result in a more complete depiction of an entity's liabilities and equity and will, thereby, assist investors and creditors in assessing the amount, timing, and likelihood of potential future cash outflows and equity share issuances. This Statement also requires that certain obligations that could be settled by issuance of an entity's equity but lack other characteristics of equity be reported as liabilities even though the obligation does not meet the definition of a liability. The requirements of SFAS 150 became effective for us for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. We have evaluated the impact of SFAS 150 to determine the effect it may have on our consolidated results of operations, financial position and have concluded that the adoption of this statement is not expected to have a material affect on our financial position or results of operations.


RESULTS OF OPERATIONS

      REVENUE. Revenue is recognized pursuant to the terms of each contract on a monthly service fee basis, which varies based on the speed of the customer's broadband connection and the services ordered by the customer. The monthly fee includes all phone line charges, Internet access charges, the cost of any leased equipment installed at the customer's site and the other services we provide, as applicable. Revenue that is billed in advance of the services provided is deferred until the services are provided. Revenue related to installation charges is deferred and amortized to revenue over 18 months. Related direct costs incurred (up to the amount of deferred revenue) are also deferred and amortized to expense over 18 months. Any excess direct costs over installation charges are charged to expense as incurred. In certain instances, we negotiate credits and allowances for service related matters. We establish a reserve against revenue for such credits based on historical experience.

      Revenue for the three months ended September 30, 2003 increased by 62% to approximately $18,227, from approximately $11,262 for the three months ended September 30, 2002. Revenue for the nine months ended September 30, 2003 increased by 55% to approximately $53,089, from approximately $34,239 for the nine months ended September 30, 2002. The increase in revenue in 2003 was primarily due to an increase in subscriber lines resulting from our acquisition of the NAS Assets. The actual revenue attributable to customer lines acquired for the three months ended September 30, 2002 and 2003 was approximately $608 and $5,925, respectively. For the nine months ended September 30, 2002 and 2003, actual revenue attributable to customer lines acquired was approximately $1,392 and $18,036, respectively. We expect revenue to continue to increase in 2003 as compared to 2002 as a result of our acquisition of the NAS Assets, and as we continue our sales and marketing efforts, introduce additional services, including our integrated voice and data service offering, and, possibly, acquire additional businesses and/or subscriber lines.

       NETWORK EXPENSES. Our network expenses include costs related to network engineering and network field operations personnel, costs for telecommunications lines between customers, central offices, network service providers and our network, costs for rent and power at our central offices, costs to connect to the Internet, costs of customer line installations and the costs of customer

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


premise equipment when sold to our customers. We lease high-speed lines and other network capacity to connect our central office equipment and our network. Costs incurred to connect to the Internet are expected to increase as the volume of data communications traffic generated by our customers increases.

      Network expenses for the three months ended September 30, 2003 increased approximately 62%, to approximately $13,070, compared to approximately $8,079 for the three months ended September 30, 2002. This increase of approximately $4,991 was primarily attributable to increased telecommunications expenses of approximately $4,514 and increased network engineering and field operations personnel expenses of approximately $309 resulting from our acquisition of the NAS Assets, as well as increased subcontract labor and consulting fees of approximately $301, partially offset by decreased other expenses of approximately $133. For the nine months ended September 30, 2003, network expenses increased approximately 53%, to approximately $38,412, compared to approximately $25,157 for the nine months ended September 30, 2002. This increase of approximately $13,255 was primarily attributable to increased telecommunications expenses of approximately $12,039 and increased network engineering and field operations personnel expenses of approximately $874 resulting from our acquisition of the NAS Assets. The increase was also attributable to increased subcontract labor and consulting fees of approximately $579 related to increased customer installations and the elimination of certain duplicate central offices, and was partially offset by net decreases in miscellaneous other expenses of approximately $237. We expect our network expenses, including costs for subscriber lines, to increase in 2003, as compared to 2002, as a result of our acquisition of the NAS Assets, and as we add customers.

      OPERATIONS EXPENSES. Our operations expenses include costs related to customer care, customer provisioning, customer billing, customer technical assistance, purchasing, headquarters facilities operations, operating systems maintenance and support and other related overhead expenses.

      Operations expenses for the three months ended September 30, 2003 were approximately $3,060, compared to operations expenses for the three months ended September 30, 2002 of approximately $1,966. This 56% increase of approximately $1,094 was primarily due to increases in operations personnel expenses of approximately $543, other outside services of approximately $374 and other miscellaneous expenses of approximately $177. Operations expenses for the nine months ended September 30, 2003 were approximately $8,935, compared to operations expenses for the nine months ended September 30, 2002 of approximately $6,071. This 47% increase of approximately $2,864 was primarily due to increases in operations personnel expenses of approximately $1,701, other outside services of approximately $716 and other miscellaneous expenses of approximately $447. We expect our operations expenses to continue to increase in future periods, as compared to 2002, as a result of increased costs associated with our acquisition of the NAS Assets.

      GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of costs relating to human resources, finance, executive, administrative services, recruiting, insurance, legal and auditing services, leased office facilities rent and bad debt expenses.

      General and administrative expenses were approximately $2,618 for the three months ended September 30, 2003, compared to general and administrative expenses for the three months ended September 30, 2002 of approximately $2,305. This 14% increase of approximately $313 was primarily due to increases in property and corporate related taxes of approximately $867 (as further discussed below) and increases in miscellaneous expenses of approximately $54, partially offset by decreases in professional and consulting services of approximately $344 and decreases in bad debt expense of approximately $264. For the nine months ended September 30, 2003, general and administrative expenses were approximately $8,891, compared to general and administrative expenses for the nine months ended September 30, 2002 of approximately $9,081. This 2%

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


reduction of approximately $190 was primarily due to decreases in executive bonus expense of approximately $280, decreases in insurance expense of approximately $216, decreases in bad debt related expenses of approximately $332, and decreases in other expenses of $157. These were partially offset by increases in professional and consulting services of approximately $105 and increases in property and corporate related taxes of approximately $690. The increase in taxes resulted from lower research and development expenditure credits received of approximately $850 (as further discussed below) partially offset by lower tax expenses of approximately $160.

      In March 2002, we filed an application with the Connecticut Department of Revenue Services for research and development expenditure credits for the 1999 and 2000 calendar years. The credits were approved as a reduction against our corporation business tax. With regard to credits approved for the 2000 calendar year, we were entitled to elect a cash refund at 65 percent of the approved credit. We elected to receive the 2000 calendar year credit as a cash refund of approximately $1,301. The 1999 calendar year credit of approximately $671 is available as a carryforward offset to future State of Connecticut business taxes. In July of 2002, we received the first installment of the cash refund pertaining to the 2000 calendar year of approximately $1,000. In July 2003, we received the second installment of approximately $150 with the balance payable in July 2004. Upon receipt of the research and development credits, we were obligated to pay approximately $402 to a professional service provider as a result of a contingent fee arrangement for professional services in connection with obtaining such credits. For the year ended December 31, 2002, we recorded the $1,000 refund as a reduction in our state corporate franchise tax expenses which are included in general and administrative expenses, and the $402 contingent fee as professional services expenses, also included in general and administrative expenses.

      SALES AND MARKETING. Our sales and marketing expenses consist primarily of expenses for personnel, the development of our brand name, promotional materials, direct mail advertising and sales commissions and incentives.

      Sales and marketing expenses for the three months ended September 30, 2003 were approximately $2,116, compared to sales and marketing expenses for the three months ended September 30, 2002 of approximately $1,870, representing a 13% increase of approximately $246. The increase in sales and marketing expenses was primarily attributable to increased salaries, benefits and commissions approximating $417 resulting from our acquisition of the NAS Assets, partially offset by decreased advertising, direct mail marketing and referrals fees of approximately $165 and decreased miscellaneous expenses of approximately $6. Sales and marketing expenses for the nine months ended September 30, 2003 were approximately $6,238, compared to sales and marketing expenses for the nine months ended September 30, 2002 of approximately $4,644, representing a 34% increase of approximately $1,594. The increase in sales and marketing expenses was primarily attributable to increased salaries, benefits and commissions approximating $1,486 resulting from our acquisition of the NAS Assets, increased advertising, direct mail marketing and referral fees of approximately $46, and increased miscellaneous expenses of approximately $62. We expect our sales and marketing expenses to increase in future periods, as compared to 2002, primarily as a result of our acquisition of the NAS Assets and increased sales and marketing activities.

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

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      Non-cash stock compensation expense was approximately $0 and $295 for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, non-cash stock compensation expense was approximately $438 and $937, respectively. These expenses consisted of charges and amortization related to stock options and restricted stock granted to our employees and directors and became fully amortized during the second quarter of 2003. The unamortized balances as of December 31, 2002 and September 30, 2003 were approximately $437 and $0, respectively.

      As of December 31, 2002 and September 30, 2003, options to purchase 23,877,004 and 17,993,260 shares of common stock, respectively, were outstanding, which were exercisable at weighted average exercise prices of $0.98 per share and $1.09 per share, respectively.

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

      Depreciation and amortization expenses were approximately $3,319 for the three months ended September 30, 2003, compared to depreciation and amortization expenses of approximately $5,138 for the three months ended September 30, 2002. The 35% decrease in depreciation and amortization expenses of approximately $1,819 was primarily attributable to certain intangible and fixed assets having become fully depreciated and amortized during 2002 and 2003, resulting in a decline in depreciation and amortization expense of approximately $2,695, which was partially offset by increased depreciation and amortization expenses relating to our acquisition of the NAS Assets of approximately $876. Depreciation and amortization expenses were approximately $12,654 for the nine months ended September 30, 2003, compared to depreciation and amortization expenses of approximately $15,526 for the nine months ended September 30, 2002. The 18% decrease in depreciation and amortization expenses of approximately $2,872 was primarily attributable to certain intangible and fixed assets having become fully depreciated and amortized during 2002 and 2003, resulting in a decline in depreciation and amortization expense of approximately $5,419, which was partially offset by increased depreciation and amortization expenses relating to our acquisition of the NAS Assets and associated subscriber lines of approximately $2,547.

      Our identified intangible assets consist of customer lists, which are amortized over two years. Amortization expense of intangible assets for the three and nine months ended September 30, 2002 was approximately $1,388 and $4,082, respectively. For the three and nine months ended September 30, 2003, amortization expense of intangible assets was approximately $345 and $2,395, respectively. Accumulated amortization of customer lists as of September 30, 2002 and 2003 was $14,404 and $18,067, respectively. The expected future amortization of customer lists as of September 30, 2003 is $350 in 2003, $925 in 2004 and $38 in 2005.

      Depreciation expenses pertaining to assets related to network and operations expenses were approximately $2,666 and $3,390 for the three months ended September 30, 2003 and 2002, respectively, and approximately $9,279 and $10,520 for the nine months ended September 30, 2003 and 2002, respectively. Depreciation and amortization expenses pertaining to assets related to general and administrative expenses were approximately $653 and $1,748 for the three months ended September 30, 2003 and 2002, respectively, and approximately $3,375 and $5,006 for the nine months ended September 30, 2003 and 2002, respectively.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      Also, in accordance with SFAS 142, we discontinued amortization of goodwill beginning January 1, 2002, and completed an impairment review during January and December of 2002. We did not record any impairment adjustments resulting from these impairment reviews and will continue to make annual reviews, unless a change in circumstances requires a review in the interim.

      INTEREST EXPENSE, NET. Net interest expense of approximately $728 for the three months ended September 30, 2003 included approximately $779 of interest expense, which was partially offset by approximately $51 in interest income. Net interest expense of approximately $70 for the three months ended September 30, 2002 included approximately $174 of interest expense, which was partially offset by approximately $104 of interest income. The increase in net interest expense of approximately $658 was primarily attributed to the amortization of deferred non-cash financing costs of approximately $509 which related to the warrants issued under the Note and Warrant Purchase Agreement (discussed below), accrued interest on the Notes of approximately $74, the amortization of deferred non-cash financing costs of approximately $93 which related to the warrants issued in consideration for loan guarantees under our Reimbursement Agreement (discussed below), and increased interest expense of approximately $80 pertaining to the note payable to NAS and borrowings under the Credit Agreement (discussed below), decreased interest income of approximately $53 due to lower interest rates, partially offset by decreased other interest expense of approximately $151, primarily due to lower outstanding capital lease balances.

      Net interest expense of approximately $2,139 for the nine months ended September 30, 2003 included approximately $2,228 of interest expense, which was partially offset by approximately $89 in interest income. Net interest expense of approximately $306 for the nine months ended September 30, 2002 included approximately $580 of interest expense, which was partially offset by approximately $274 of interest income. The increase in net interest expense of approximately $1,833 was primarily attributable to the amortization of deferred non-cash financing costs of approximately $509 which related to the warrants issued under the Note and Warrant Purchase Agreement (discussed below), accrued interest on the Notes of approximately $74, the amortization of deferred non-cash financing costs of approximately $909 which related to the warrants issued in consideration for loan guarantees under our Reimbursement Agreement (discussed below), and increased interest expense of approximately $435 pertaining to the note payable to NAS and borrowings under the Credit Agreement (discussed below), decreased interest income of approximately $184 due to lower cash balances, and lower interest rates, partially offset by decreased other interest expense of approximately $278.

      OTHER (EXPENSE) INCOME, NET. Net other expense was approximately $2,427 for the three months ended September 30, 2003 compared to net other income of $2 for the three months ended September 30, 2002, an increase of $2,429. Net other expense was approximately $2,436 for the nine months ended September 30, 2003 compared to net other income of $177 for the nine months ended September 30, 2002, a change of $2,613. The expense increases for the three and nine month periods were primarily attributable to the write-off of approximately $184 in unamortized loan origination fees and approximately $5,747 of unamortized deferred non-cash financing costs which related to the warrants issued in consideration for loan guarantees under our Reimbursement Agreement (discussed below). These items were written-off as a result of the loan repayment and cancellation of the Credit Agreement and Reimbursement Agreement subsequent to our $30,000 financing on July 18, 2003. These write-offs were partially offset by a non-cash gain of $3,500 recorded in August 2003, resulting from the $1,500 settlement of the $5,000 note payable to NAS.

      NET LOSS. Net loss was approximately $9,111 and $8,459 for the three months ended September 30, 2003 and 2002, respectively, and approximately $27,054 and $27,306 for the nine months ended September 30, 2003 and 2002, respectively.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


LIQUIDITY AND CAPITAL RESOURCES

      We have financed our capital expenditures and operations primarily with the proceeds from the sale of stock and from borrowings, including equipment lease financings. As of September 30, 2003, we had cash and cash equivalents of approximately $21,086 and working capital of approximately $9,371.

      Net cash provided by financing activities for the nine months ended September 30, 2003 was approximately $27,325, primarily related to the Note and Warrant Purchase Agreement we entered into in July 2003. Net cash provided by financing activities for the nine months ended September 30, 2002 of approximately $12,790 resulted from the sale of our preferred stock. We have used, and intend to continue using, proceeds from our financings for general corporate purposes. We have used, and may in the future use, a portion of such proceeds to acquire complementary businesses or assets.

      In July 2000, we entered into a 48-month lease agreement with an equipment vendor to finance the purchase of network equipment. We had leased approximately $8,900 under this agreement and in July 2003 we negotiated a prepaid settlement to pay off all remaining amounts owed under this lease obligation. The difference between the lease carrying value and the purchase price of the assets, of approximately $1,128, was recorded as a reduction of the carrying value of the assets acquired under the lease obligation. Amounts financed under this agreement bore interest at 12% per annum and were secured by the financed equipment. In addition, during 1999 and 2000, we purchased and assumed through acquisition certain equipment and computer software under other capital leases, which are being repaid over periods ranging from 24 months to 60 months at annual interest rates ranging from 7.5% to 15%. In the aggregate, there was approximately $4,565 and $186, outstanding under capital leases at December 31, 2002 and September 30, 2003, respectively.

      In November and December of 2001 and March of 2002, we received proceeds of $6,000, $4,000 and $10,000, respectively, from the sale of 6,000, 4,000 and 10,000 shares, respectively, of mandatorily redeemable convertible Series X preferred stock (the "Series X Preferred Stock") before direct issuance costs of approximately $189.

      In December 2001, in conjunction with our sale of 6,469 shares of mandatorily redeemable convertible Series Y preferred stock (the "Series Y Preferred Stock"), we issued short-term promissory notes (the "Promissory Notes") for aggregate proceeds of $3,531 to the holders of shares of Series Y Preferred Stock. The Promissory Notes provided for an annual interest rate of 12%. In May 2002, in accordance with the terms of the Series Y Purchase Agreement, we sold an additional 8,531 shares of Series Y Preferred Stock for $5,000 in cash and delivery of the Promissory Notes for cancellation. All accrued interest on the Promissory Notes, of approximately $145, was forgiven.

      We entered into a Revolving Credit and Term Loan Agreement, dated as of December 13, 2002 (the "Credit Agreement"), with a commercial bank providing for a revolving line of credit of up to $15,000 (the "Commitment"). Borrowings and repayments under the Credit Agreement could be made until the revolving credit maturity date of December 12, 2004, at which time all amounts outstanding would convert into a term loan payable in twelve quarterly installments. Interest was payable on all amounts outstanding under the Credit Agreement in arrears at the end of each calendar quarter at a variable interest rate equal to the higher of the bank's prime rate equivalent or 0.5% percent above the Federal Funds Effective Rate. Our ability to borrow amounts available under the Credit Agreement was subject to the bank's receipt of a like amount of guarantees from certain of our investors and/or other guarantors acceptable to the bank and to certain other conditions set forth in the Credit Agreement. On February 3, 2003, we borrowed $6,100 under the Credit Agreement. As of March 3, 2003, our investors had guaranteed $9,100 under the Credit Agreement. On July 18, 2003, we repaid the $6,100 outstanding balance plus accrued interest, and terminated the Credit Agreement. We wrote off approximately $184 of the related unamortized balance of loan origination fees.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      We entered into a Reimbursement Agreement, dated as of December 27, 2002, with several private investment funds affiliated with VantagePoint Venture Partners (collectively, "VantagePoint"), Columbia Capital Equity Partners ("Columbia"), The Lafayette Investment Fund, L.P. and Charles River Partnership, L.P. (collectively the "Guarantors") and VantagePoint Venture Partners III (Q), L.P., as administrative agent (the "Reimbursement Agreement"). The Guarantors were all holders of or affiliates of holders of our Series X Preferred Stock and Series Y Preferred stock. Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, VantagePoint and Columbia issued guarantees in an aggregate amount of $6,100 to support certain of our obligations under the Credit Agreement. The Reimbursement Agreement obligated us to reimburse the Guarantors for any payments they may be required to make in accordance with their guarantees. Our obligations under the Reimbursement Agreement were also guaranteed by certain of our wholly-owned subsidiaries and collateralized by an Agency, Guaranty and Security Agreement by and among the Company, certain of the Company's subsidiaries, Deutsche Bank Trust Company Americas, as administrative agent, and the Investors (as defined below), pursuant to which the Company and certain of our wholly-owned subsidiaries pledged a significant portion of our consolidated assets as collateral (the "Security Agreement").

      Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, we issued warrants to purchase 12,013,893 shares of our common stock to VantagePoint and Columbia, in consideration for their guarantees aggregating $6,100. All such warrants have a ten year life and an exercise price of $0.50 per share. On March 26, 2003, we issued additional warrants, exercisable for ten years, to purchase a total of 936,107 shares of our common stock at $0.50 per share, to VantagePoint and Columbia, bringing the total number of warrants issued in connection with the Reimbursement Agreement to 12,950,000. Pursuant to the terms of the Reimbursement Agreement, in the event that we did not borrow any loans under the Credit Agreement on or before March 31, 2003, the Credit Agreement and all guarantees issued under the Reimbursement Agreement would have terminated and any warrants issued to the Guarantors in connection with the transactions contemplated would have been terminated. Since we borrowed amounts under the Credit Agreement on February 3, 2003, the Guarantors' guarantees of the subject loan became effective on February 3, 2003 and the contingency related to the validation of the warrants was eliminated.

      On February 3, 2003, we valued the 12,950,000 warrants at $0.514 each with a total value of approximately $6,656. The valuation was performed using a Black-Scholes valuation model with the following assumptions: (i) a risk free interest rate of 4.01% (ten-year Treasury rate), (ii) a zero dividend yield,
(iii) a ten year expected life, (iv) an expected volatility of 153%, (v) an option exercise price of $0.50 per share and (vi) a current market price of $0.52 per share (the closing price of our common stock on February 3, 2003). Since the warrants were issued in consideration for loan guarantees, which enabled us to secure financing at below market interest rates, we recorded their value as a deferred debt financing cost to be amortized to interest expense over the term of the loan (approximately 57 months) using the "Effective Interest Method" of amortization. On July 18, 2003, we repaid our outstanding loan balance that was secured by these loan guarantees, and terminated the Credit Agreement. Accordingly, we wrote-off approximately $5,737 of the related unamortized balance of deferred financing costs to other expense. For the three and nine months ended September 30, 2003, expense relating to amortized deferred financing costs approximated $93 and $909, respectively.

      On March 3, 2003, we and certain of our Guarantors entered into Amendment No. 1 to the Reimbursement Agreement, pursuant to which VantagePoint increased its guarantee by $3,000 bringing the aggregate guarantees by all Guarantors under the Reimbursement Agreement, as amended, to $9,100. As consideration for VantagePoint's increased guarantee, if we closed an

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


equity financing on or before December 3, 2003, we were authorized to issue VantagePoint additional warrants to purchase the type of equity securities issued by us in such equity financing. The number of such additional warrants would be determined by dividing $1,000 by the per share price of such equity securities. Accordingly, since we closed a financing on July 18, 2003, we intend to issue to VantagePoint additional warrants to purchase 2,260,909 shares of our common stock at a per share price of $0.4423.

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

      Subject to the terms and conditions of the Note and Warrant Purchase Agreement, we issued an aggregate of $30,000 in principal amount of Notes to the Investors on July 18, 2003. Principal on the Notes is payable in a single payment on July 18, 2006. The Notes provide for an annual interest rate of 1.23%, payable in cash, quarterly in arrears commencing on October 31, 2003, unless we elect to capitalize such interest and pay it together with the principal amount of the Notes at maturity on July 18, 2006. Pursuant to the Security Agreement, our obligations under the Notes are secured by a security interest in a majority of our personal property and assets and certain of our subsidiaries. Interest expense accrued on the Notes for the three and nine months ended September 30, 2003 approximated $74. We elected on or about October 31, 2003, to defer the interest payments until further notice.

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

      We agreed to issue to the Investors (or their assignees) the remaining Warrants (the "Additional Warrants") to purchase an aggregate of 144,944,737 shares of our common stock after the following conditions have been met:

      o Receipt of stockholder approval of (i) amendments to our certificate of incorporation to, among other things, increase the authorized number of shares of our common stock, and (ii) the issuance of the Additional Warrants (collectively, the "Required Stockholder Approvals"); and

      o Receipt of regulatory approvals from certain state public utility commissions.

      In connection with the Note and Warrant Purchase Agreement, certain holders of our Series X Preferred Stock and Series Y Preferred Stock entered into a voting agreement which obligated them to vote in favor of the Required Stockholder Approvals. We obtained the Required Stockholder Approvals at our 2003 annual meeting of stockholders on October 14, 2003, but still had not received all required regulatory approvals from certain state public utility commissions as of such date.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      The proceeds from the sale of the Notes and Warrants will be (and portions already have been) used by us for general corporate purposes, including acquisitions, the expansion of our sales and marketing activities and repayment of certain debt and lease obligations. As of September 30, 2003, we have paid approximately $10,200 for the complete repayment of approximately $14,600 of our debt and lease obligations.

      On July 18, 2003, we recorded the Note and Warrant transactions in accordance with Accounting Principals Board Opinion No. 14, "ACCOUNTING FOR CONVERTIBLE DEBT AND DEBT ISSUED WITH STOCK PURCHASE WARRANTS," whereby a fair value was ascribed to the 157,894,737 Warrants to be issued to the Investors (related to the Note and Warrant Purchase Agreement) together with the 2,260,909 warrants to be issued to VantagePoint (related to VantagePoint's increased guarantee under Amendment No. 1 to the Reimbursement Agreement) using a Black-Scholes valuation model with the following assumptions: (i) a risk free interest rate of 2.24% (three-year Treasury rate), (ii) a zero dividend yield,
(iii) a three-year life, (iv) an expected volatility of 152%, (v) a warrant option price of $0.38 per share for the 157,894,737 Warrants and $0.4423 per share for the 2,260,909 warrants, and (vi) a current market price of $0.83 per share (the closing price of our common stock on July 18, 2003). A fair value was ascribed to the $30,000 Notes using a present value method with a 19% discount rate. The relative fair value of the warrants representing 87% of the combined fair value of the warrants and Notes was applied to the $30,000 proceeds to determine a note discount of approximately $26,063, which was recorded as a reduction to the Notes payable and an increase to additional paid in capital. The note discount will be amortized to interest expense using the "Effective Interest Method" over the 36 month term of the Notes. For the three and nine months ended September 30, 2003, approximately $509 of this note discount has been amortized to interest expense.

      On July 18, 2003, in connection with the termination of the Credit Agreement, the related guarantees by holders of our Series X and Y Preferred Stock were terminated, along with the related Reimbursement Agreement and Security Agreement.

      Also, on July 18, 2003, in connection with the Note and Warrant Purchase Agreement, we, the Investors and certain of our stockholders entered an Amended and Restated Stockholders Agreement (the "Amended and Restated Stockholders Agreement"), which provides for rights relating to election of directors, the registration of our common stock and certain protective provisions.

      As part of the agreements negotiated in conjunction with our $30,000 financing on July 18, 2003, we and holders of a majority of the Series X Preferred Stock and Series Y Preferred Stock agreed to extend the redemption dates of the Series X Preferred Stock and Series Y Preferred Stock from January 1, 2005 to July 18, 2006. Also, as a result of this financing transaction, in accordance with the terms of the Series Y Preferred Stock, the Series Y conversion price was adjusted from $0.50 per share (each Series Y Preferred Share is convertible into 2,000 shares of common stock) to $0.4423 per share (each Series Y Preferred Share is convertible into approximately 2,260.9 shares of common stock).

      On September 8, 2003, in accordance with the TalkingNets Asset Purchase Agreement, we completed the transaction to acquire certain assets and subscribers of TalkingNets (the "TalkingNets Assets") for $726 in cash (the "TalkingNets Asset Purchase Agreement"). As TalkingNets filed a voluntary petition for Chapter 11 reorganization in February 2003, the TalkingNets Asset Purchase Agreement was subject to the approval of the U.S. Bankruptcy Court for the Eastern District of Virginia. On April 9, 2003, the TalkingNets Asset Purchase Agreement and the transactions contemplated thereby were approved by the Bankruptcy Court. On April 11, 2003, we paid the full purchase price of $726 into escrow. In accordance with the terms of the TalkingNets Asset Purchase Agreement, we had a transition period of up to 150 days to integrate TalkingNets' operations into our own operations and obtain all requisite approvals prior to final closing of the transaction. During the transition period, we were entitled to the cash collections

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


from the proposed acquired customers and were obligated to reimburse TalkingNets for certain related operating expenses. The excess of TalkingNet's reimbursed expenses over cash collections, included in our operating expenses during the transition period for the three and nine months ended September 30, 2003, was approximately $159 and $394, respectively.

      On September 8, 2003, in accordance with the TalkingNets Asset Purchase Agreement, we completed the transaction to acquire the TalkingNets assets. This acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141. The results of TalkingNets' operations have been included in our consolidated financial statements since September 8, 2003 (the closing date). The allocated estimated fair values of the acquired assets at the date of acquisition exceeded the purchase price and, accordingly, have been written down on a pro-rata basis by asset group to the purchase price of approximately $851 ($726 plus associated direct acquisition costs of approximately $125) as follows: (i) certain accounts receivables of $55, (ii) intangible assets pertaining to approximately 90 acquired subscriber lines of $58, and (iii) property and equipment of $738. We are still in the process of finalizing certain estimates of certain property and equipment and, thus, the allocation of the purchase price is subject to further adjustment.

      As a result of the development of our operating infrastructure and acquisitions, we have entered into certain long-term agreements providing for fixed payments. Under our facility operating leases, minimum office facility operating lease payments are approximately $1,638 in 2003, $2,000 in 2004, $766 in 2005, $233 in 2006, $169 in 2007 and $28 in 2008. We also have long-term purchase commitments with MCI (formerly known as WorldCom), AT&T (which commitment ends in October, 2003), Sprint and other vendors for data transport and other services with minimum payments due even if our usage does not reach the minimum amounts. Minimum payments under our long-term purchase commitments are approximately $3,668 in 2003, $2,396 in 2004 and $57 in 2005.

      We transmit data across our network via transmission facilities that are leased from certain carriers, including Level 3 Communications, Inc. and MCI (as described above). The failure of any of our data transport carriers to provide acceptable service on acceptable terms could have a material adverse effect on our operations. MCI has filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. While MCI has continued with its current operations since filing its voluntary petition to reorganize in June of 2001, and has announced that it expects to continue with its current operations without adverse impact on its customers, it may not be able to do so. We believe that we could transition the data transport services currently supplied by MCI to alternative suppliers in thirty to sixty days, should MCI announce discontinuance of such services. However, were MCI to discontinue such services without providing sufficient advance notice (at least sixty days), we might not be able to transition such services in a timely manner, which could disrupt service provided by us to certain of our customers. This could result in the loss of revenue, loss of customers, claims brought against us by our customers, or could otherwise have a material adverse effect on us. Even were MCI to provide adequate notice of any such discontinuation of service, there can be no assurance that we would be able to transition such service without a material adverse impact on us or our customers, if at all.

      For the nine months ended September 30, 2003, the net cash used in our operating activities was approximately $6,975. This cash was used for a variety of operating expenses, including salaries, network operations, sales, marketing and promotional activities, consulting and legal expenses, and overhead expenses.

      Net cash used in investing activities for the nine months ended September 30, 2003 was approximately $10,586. Of this amount, approximately $7,917 was used for the acquisition of the NAS Assets, approximately $1,840 was used for the purchase of equipment and approximately $826 was used for the acquisition of the TalkingNets Assets.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      The development and expansion of our business has required capital expenditures. Capital expenditures, including collocation fees but excluding acquisitions, were approximately $1,840 and $1,328 for the nine months ended September 30, 2003 and 2002, respectively, and customer assets and line acquisitions were approximately $8,743 and $1,150 for the nine months ended September 30, 2003 and 2002, respectively. The actual amounts and timing of our future capital expenditures will vary depending on the speed at which we expand and implement our network and implement service for our customers. Our planned capital expenditures for 2003 are currently expected to be primarily for the upgrade of our network to support our integrated voice and data service offering. We currently anticipate spending approximately $2,200 to $2,500 for capital expenditures, excluding acquisitions, during the year ending December 31, 2003. The actual amounts and timing of our capital expenditures could differ materially both in amount and timing from our current plans.

      As discussed above, on July 18, 2003, we raised approximately $30,000 in additional financing. We believe that our existing cash and cash equivalents and cash expected to be generated from operations will be sufficient to fund our operating losses, capital expenditures and working capital requirements at least until the end of 2004, based on our current business plans and projections. We intend to use these cash resources to finance our capital expenditures and for our working capital and other general corporate purposes. We may also use a portion of these cash resources to acquire complementary businesses, subscriber lines and other assets. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including market acceptance of our services, revenue growth, planned capital expenditures, cash generated from operations, improvements in operating productivity, the extent and timing of entry into new markets, and availability and prices paid for acquisitions. Failure to generate sufficient revenues, contain certain discretionary spending or achieve certain other business plan objectives could have a material adverse affect on our results of operations and financial position.

      On July 22, 2002, The Nasdaq Stock Market, Inc. ("Nasdaq") transferred the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. We applied for such transfer as a result of our non-compliance with Nasdaq's Marketplace Rule 4450(a)(5), which required us to maintain a bid price of $1.00 per share for at least 10 consecutive trading days during the last ninety day period prior to July 17, 2002 in order to remain qualified for listing on the Nasdaq National Market. On October 16, 2002, Nasdaq notified us that, while we had not regained compliance by October 15, 2002 with the $1.00 bid price per share requirement generally required for continued listing on the Nasdaq SmallCap Market, we did continue to meet the initial listing requirements for the Nasdaq SmallCap Market under Rule 4310(c)(2)(A). As a result, we had an additional 180 calendar days, or until April 14, 2003, to comply with the minimum bid price of $1.00 per share for 10 consecutive trading days, or such greater number of trading days as Nasdaq may determine, in order to remain listed on the Nasdaq SmallCap Market. On March 11, 2003, Nasdaq amended its rules to provide that a company that satisfies the initial listing requirements for the Nasdaq SmallCap Market under Rule 4310(c)(2)(A) would have an additional 90 days (over the 180 days already contemplated by the Nasdaq SmallCap Market rules) to comply with the minimum bid price of $1.00 per share. On April 15, 2003, Nasdaq notified us that, while we had not regained compliance by April 14, 2003 with the $1.00 bid price per share requirement generally required for continued listing on the Nasdaq SmallCap Market, we did continue to meet the initial listing requirements for the Nasdaq SmallCap Market under Rule 4310(c)(2)(A). As a result, we had an additional 90 calendar days, or until July 14, 2003, to comply with the minimum bid price of $1.00 per share for 10 consecutive trading days, or such greater number of trading days as Nasdaq may determine, in order to remain listed on the Nasdaq SmallCap Market. On July 15, 2003, we received notification from the Nasdaq staff indicating that our common stock failed to comply with the $1.00 closing bid price per-share requirement for 10 consecutive trading days as set forth in the

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Nasdaq's Marketplace Rule 4310(c)(4) and as such our common stock was subject to delisting from the Nasdaq SmallCap Market. We appealed this determination to a Listings Qualifications Panel and were subsequently granted an extension until November 17, 2003, to comply with the minimum bid price of $1.00 per share for a minimum of 10 consecutive days. On October 9, 2003, Nasdaq notified us that we had been granted an additional extension until December 8, 2003 to gain compliance with the minimum bid price rule pending SEC action on certain Nasdaq proposed rule changes (discussed below). There can be no assurance that we will be able to continue to remain listed on the Nasdaq SmallCap Market.

      Nasdaq has submitted proposed rule changes to the SEC which would, among other things, modify the grace periods for companies trying to come into compliance with the bid price requirements for continued listing. There can be no assurance that the SEC will approve these proposed rule changes, if at all, in time to affect the possible delisting of our common stock from the Nasdaq SmallCap Market or that, if the SEC does approve these rule changes it will extend the time period during which we can remain listed without complying with the $1.00 minimum bid price requirement. In the event the current proposal before the SEC is approved, and the Company remains deficient in satisfying the minimum bid price requirements, Nasdaq may require that the Company promptly effectuate a reverse stock split sufficient to gain compliance with the $1.00 minimum bid price requirement.


FORWARD LOOKING STATEMENTS

      This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The statements contained in this report, which are not historical facts, may be deemed to contain forward-looking statements. These statements relate to future events or our future financial or business performance, and are identified by terminology such as "may," "might," "will," "should," "expect," "scheduled," "plan," "intend," "anticipate," "believe," "estimate," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include, among other things, those described under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2002, which has been filed with the SEC, and (i) fluctuations in our quarterly operating results, which could adversely effect the price of our common stock; (ii) our unproven business model, which may not be successful; (iii) our ability to execute our business plan in a timely manner to generate the forecasted financial and operating results, which may not be achieved if our sales force is not able to generate sufficient sales to customers or if we are not able to install and commence service for customers in a timely manner; (iv) failure to generate sufficient revenue, contain certain discretionary spending or achieve certain other business plan objectives, which could have a material adverse affect on our results of operations and financial position; (v) risks associated with the possible removal of our common stock from the Nasdaq SmallCap Market, which removal could adversely impact the pricing and trading of our common stock; (vi) risks associated with acquisitions, including difficulties in identifying and completing acquisitions, integrating acquired businesses or assets and realizing the revenue, earnings or synergies anticipated from any acquisitions; (vii) regulatory, legislative, and judicial developments, which could adversely affect the way we operate our business; (viii) the risk that the conditions to the issuance of Warrants to the Investors under the Note and Warrant Purchase Agreement are not satisfied or waived on or before January 14, 2004 in which case we may then be obligated to repay the Notes; (ix) risks associated with our reliance on certain carriers, including MCI, to transmit data across our network; (x) the challenges relating to the timely installation of service for customers, including our dependence on traditional telephone companies to provide acceptable telephone lines in a timely

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


manner; (xi) our dependence on wholesale providers to provide us with local broadband facilities in areas where we have not deployed our own equipment;
(xii) the need for us to achieve sustained market acceptance of our services at desired pricing levels; (xiii) competition; (xiv) our limited operating history, which makes it difficult to evaluate our business and prospects; (xv) the difficulty of predicting the new and rapidly evolving high-speed data communications industry; (xvi) our ability to negotiate, enter into and renew interconnection and collocation agreements with traditional telephone companies; and (xvii) our ability to recruit and retain qualified personnel, establish the necessary infrastructure to support our business, and manage the growth of our operations. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation, and disclaim any obligation, to update or revise the information contained in this report, whether as a result of new information, future events or circumstances or otherwise.

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


ITEM 4. CONTROLS AND PROCEDURES

a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the disclosure controls and procedures (as defined in the Exchange Act, Rules 13a-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were, as of the end of the period covered by this report, effective to provide reasonable assurances that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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


                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS (Dollars in Thousands, except Per Share Amounts)

      DSL.net's annual meeting of stockholders was held on October 14, 2003. At such meeting, DSL.net's stockholders approved amendments to DSL.net's certificate of incorporation to:

     o Grant discretionary authority to the Company's board of directors to amend paragraph A of Article IV of DSL.net's certificate of incorporation to increase the number of authorized shares of DSL.net common stock from 400,000,000 shares to 800,000,000 shares and the total number of authorized shares of DSL.net capital stock from 420,000,000 shares to 820,000,000 shares.

     o Amend the terms of DSL.net's Series X Preferred Stock to: (i) replace the full ratchet anti-dilution adjustment mechanism applicable to the Series X Preferred Stock with a weighted average anti-dilution mechanism, (ii) exclude from the anti-dilution adjustment mechanism applicable to the Series X Preferred Stock certain deemed dilutive issuances of common stock, and (iii) extend the redemption date for the Series X Preferred Stock from January 1, 2005 to July 18, 2006.

     o Amend the terms of DSL.net's Series Y Preferred Stock to: (i) provide that the conversion price applicable to the Series Y Preferred Stock from and after July 18, 2003 is $.4423 per share, which is the conversion price that resulted from the initial issuance of warrants pursuant to the Company's July 18, 2003 note and warrant financing,
          (ii) replace the full

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


          ratchet anti-dilution adjustment mechanism applicable to the Series Y Preferred Stock with a weighted average anti-dilution mechanism, (iii) exclude from the anti-dilution adjustment mechanism applicable to the Series Y Preferred Stock certain deemed dilutive issuances of common stock and (iv) extend the redemption date for the Series Y Preferred Stock from January 1, 2005 to July 18, 2006.

      The increase in the authorized shares of DSL.net common stock provides DSL.net with the flexibility to issue shares of common stock to meet corporate purposes, including financings, acquisitions and equity-based compensation plans. The amendments to the Series X Preferred Stock and the Series Y Preferred Stock were provisions negotiated as part of the July 18, 2003 note and warrant financing and will, in part, minimize the potential dilutive effect of subsequent issuances of capital stock upon the common stockholders of the Company. The extension of the redemption dates for each of the Series X Preferred Stock and Series Y Preferred Stock defers this obligation to a date commensurate with the maturity date of the Notes. The granting of authority to the Company's board of directors to amend the Company's certificate of incorporation to effect a reverse stock split of the Company's common stock, as described above, positions the Company to implement a stock split if market conditions and/or potential Nasdaq delisting actions so warrant, in the board's determination.

      These amendments were implemented on October 17, 2003, by the filing of a Certificate of Amendment of Amended and Restated Certificate of Incorporation, as amended, of the Company.

      Also, at the Company's annual meeting of stockholders on October 14, 2003, the stockholders of the Company granted discretionary authority to the Company's board of directors to amend the Company's certificate of incorporation to effect a reverse stock split of its common stock at a ratio within the range from one-for-two to one-for-twenty. The Company's board of directors has not yet acted to implement such a split following this grant of discretionary authority.

      On July 18, 2003, the Company entered into the Note and Warrant Purchase Agreement with the Investors relating to the sale of an aggregate of (i) $30,000 in Notes and (ii) Warrants to purchase an aggregate of 157,894,737 shares of the Company's common stock for a period of three years at an exercise price of $0.38 per share. The aggregate purchase price for the Notes and Warrants was $30,000.

      Subject to the terms and conditions of the Note and Warrant Purchase Agreement, the Company issued an aggregate of $30,000 in principal amount of Notes to the Investors on July 18, 2003. Principal on the Notes is payable in a single payment on July 18, 2006. The Notes provide for an annual interest rate of 1.23%, payable in cash quarterly in arrears commencing on October 18, 2003, unless the Company elects to defer payment of such interest and pay it together with the principal amount of the Notes at maturity on July 18, 2006. The Company has provided notice to the Investors of its election to defer payment of interest on the Notes until further notice.

      Pursuant to the terms of the Security Agreement, the Company's obligations under the Notes are secured by a security interest in a majority of the personal property and assets of the Company and certain of its subsidiaries.

      The Company will issue to the Investors (or their assignees) the remaining Warrants (the "Additional Warrants") to purchase an aggregate of 144,944,737 shares of its common stock after receipt of regulatory approvals from certain state public utility commissions.

      The Company will issue to the Investors (or their assignees) the Additional Warrants to purchase an aggregate of 144,944,737 shares of its common stock after receipt of regulatory approvals from certain state public utility commissions.

      In connection with the Note and Warrant Purchase Agreement, DSL.net, VantagePoint, certain holders of DSL.net's Series Y Preferred Stock and Deutsche Bank entered into the Amended and Restated Stockholders Agreement. The Amended and Restated Stockholders Agreement provides for rights relating to the election of directors, the registration of DSL.net common stock for resale and certain protective provisions.

      The Amended and Restated Stockholders Agreement provides that DSL.net's board of directors shall consist of no more than eleven directors unless an increase is required for DSL.net to comply with its certificate of incorporation or with the rules and regulations of the SEC or any stock market or exchange on which DSL.net's common stock is listed relating to director independence. In connection with the election of the directors, the holders of Series X Preferred Stock, certain of the holders of the Series Y Preferred Stock and Deutsche Bank have agreed to vote all their shares of DSL.net capital stock for:

     o Four designated representatives of investment funds affiliated with the VantagePoint entities as directors elected by holders of the Series X Preferred Stock; provided, however, if the board of directors consists of ten or fewer directors, the VantagePoint entities shall only have the right to designate three representatives and the fourth position will be filled by an independent director;

     o So long as there are at least 4,000 shares of Series Y Preferred Stock outstanding, one designated representative of the holders of at least a majority of the outstanding Series Y Preferred Stock, as one of the four directors to be elected by holders of the Series X Preferred Stock;

     o The chief executive officer of DSL.net, as one of the directors to be elected by all holders of DSL.net capital stock entitled to vote for the election of directors;

     o So long as (A) Deutsche Bank beneficially owns outstanding Notes with an aggregate principal amount of at least $10,000,000 or at least 52,631,579 shares of common stock issued or issuable upon exercise of Warrants purchased pursuant to the Note and Warrant Purchase Agreement, two designated representatives of Deutsche Bank and (B) if Deutsche Bank (or its assignees) are no longer entitled to designate directors pursuant to clause (A) above, for so long as Deutsche Bank, beneficially owns outstanding Notes with an aggregate principal amount of at least $5,000,000 or at least 26,315,790 shares of common stock issued or issuable upon exercise of the Warrants purchased pursuant to the Note and Warrant Purchase Agreement, one designated representative of Deutsche Bank, such director or directors to be elected by (i) in the event that the holders of Series X Preferred Stock are entitled to elect five or more directors, one such director shall be one of the directors elected by the holders of the Series X Preferred Stock and
          (ii) in the event the holders of the Series X Preferred Stock are entitled to elect four or fewer directors, none of such directors shall be elected by the holders of Series X Preferred Stock, provided that any such director not elected by holders of the Series X Preferred Stock shall be elected by all holders of DSL.net capital stock entitled to vote for the election of directors; and

     o Three independent directors of DSL.net to be elected by all holders of DSL.net capital stock entitled to vote for the election of directors, such directors to be nominated by the nominating committee of the DSL.net board of directors and not to be affiliates of Deutsche Bank or any holder of Series X Preferred Stock or Series Y Preferred Stock.

      Any director not required to be elected as set forth above shall be designated by the holders of Series X Preferred Stock, if required by DSL.net's certificate of incorporation, or shall be independent directors.

      On July 18, 2003, the size of the DSL.net board of directors was increased to ten members, and Roderick Glen MacMullin and Roger Ehrenberg, designees of Deutsche Bank, were elected to serve as a Class I Director and as a Class III Director, respectively.

      Under the terms of the Amended and Restated Stockholders Agreement, if DSL.net proposes to register securities for sale, either for its own account or for the account of other security holders, the holders of Series X Preferred Stock, Series Y Preferred Stock and holders of warrants to purchase DSL.net common stock (including the holders of Warrants issued pursuant to the Note and Warrant Purchase Agreement) are entitled to notice of the registration. These holders are also entitled to include their shares of common stock in such registration. In the event of a registration in connection with an underwritten public offering, however, the underwriters have the right, subject to certain conditions, to limit the number of shares included in such registration. If DSL.net proposes to register securities for sale for its own account, these holders are entitled to include not less than 30% of the shares of common stock included in the registration. In addition, holders of (i) at least 50% of the shares of common stock issued or issuable upon conversion of the Series X Preferred Stock and upon exercise of common stock purchase warrants beneficially owned by the holders of the Series X Preferred Stock, (ii) at least 50% of the shares of common stock issued or issuable upon conversion of the Series Y Preferred Stock and upon exercise of common stock purchase warrants beneficially owned by the holders of the Series Y Preferred Stock or (iii) at least 50% of the shares of common stock issued or issuable upon exercise of warrants to purchase common stock beneficially owned by Deutsche Bank, respectively, are entitled to request that DSL.net file a registration statement under the Securities Act covering the resale of such shares. If DSL.net proposes to register securities for sale in connection with a request for such registration made by Deutsche Bank or holders of its Series X Preferred Stock or Series Y Preferred Stock, notwithstanding the underwriter's right to limit the number of shares included in such registration, in no event may (i) less than 51% of the total number of shares of DSL.net common stock held by stockholders to be included in such underwriting be made available for the sale of shares beneficially owned by holders of Series X Preferred Stock; (ii) less than 15% of the total number of shares of DSL.net common stock held by stockholders to be included in such underwriting be made available for the sale of shares beneficially owned by holders of Series Y Preferred Stock; and (iii) less than 34% of the total number of shares of DSL.net common stock held by stockholders to be included in such underwriting be made available for the sale of shares beneficially owned by Deutsche Bank. Upon the receipt of a request for registration, DSL.net must use its best efforts to effect the registration of such securities. DSL.net is not required to effect more than one registration during any six-month period. In general, all fees, costs and expenses (other than underwriting discounts and commissions) of a registration will be borne by DSL.net. DSL.net has agreed to indemnify the holders of registration rights against, and provide contribution with respect to, certain liabilities relating to any registration in which any shares of these holders are sold under the Securities Act.

      The Amended and Restated Stockholders Agreement provides that for so long as at least 3,750 shares of the Series Y Preferred Stock are outstanding, the holders of the Series X Preferred Stock will not vote their shares of capital stock to authorize DSL.net or its subsidiaries to authorize or issue, or to obligate itself to issue, any other equity-related securities having rights, preferences or privileges which are senior to the Series Y Preferred Stock.

      As a result of the Note and Warrant financing, DSL.net became authorized to issue a common stock purchase warrant to purchase 2,260,909 shares of DSL.net common stock to VantagePoint Venture Partners III (Q), L.P. pursuant to the letter agreement dated March 5, 2003 between DSL.net and VantagePoint Venture Partners III (Q), L.P. Such warrant shall be issued commensurate with the issuance by the Company of the Additional Warrants, shall be exercisable immediately upon issuance at an exercise price of $0.4423 per share and shall remain exercisable until July 18, 2006.

      The proceeds from the sale of the Notes and Warrants will be used by the Company for general corporate purposes, including acquisitions, the expansion of the Company's sales and marketing activities and repayment of debt and lease obligations. As of September 30, 2003, the Company has paid approximately $10,200 for the complete repayment of approximately $14,600 of its debt and lease obligations.

      No underwriters were involved in the foregoing sales of securities. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act, set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      DSL.net's annual meeting of stockholders was held on October 14, 2003. Holders of an aggregate of 88,426,578 shares of DSL.net common stock, 20,000 shares of DSL.net Series X Preferred Stock, and 7,782 shares of DSL.net Series Y Preferred Stock at the close of business on September 22, 2003 were entitled to vote at the meeting. As of the record date, each share of Series X Preferred Stock had the right to approximately 5,555.56 votes, each share of Series Y Preferred Stock had the right to 978.5 votes and each share of common stock had the right to one vote. At such meeting, DSL.net's stockholders voted in favor of all of the proposals submitted in the Company's proxy statement for approval at the meeting, as follows:

PROPOSAL 1. To elect four members of the board of directors to serve for three-year terms as Class III directors, each director to serve for such term or until his respective successor has been duly elected and qualified, or until his earlier death, resignation or removal.

-----------------------------------------------------------------------------------------------------------------------------------
                                  Series X                             Series Y                              Common
-------------------  ----------------  ------------------  ---------------  ------------------  ---------------  ------------------
Director Name           Total Votes        Total Votes     Total Votes for      Total Votes       Total Votes        Total Votes
                         for Each      Withheld from Each   Each Nominee    Withheld from Each     for Each      Withheld from Each
                          Nominee            Nominee                              Nominee           Nominee            Nominee
-------------------  ----------------  ------------------  ---------------  ------------------  ---------------  ------------------
Roger Ehrenberg         111,111,111             0             7,614,687              0             6,481,442           410,253
-------------------  ----------------  ------------------  ---------------  ------------------  ---------------  ------------------
James D. Marver         111,111,111             0                N/A                N/A               N/A                N/A
-------------------  ----------------  ------------------  ---------------  ------------------  ---------------  ------------------
David F. Struwas        111,111,111             0             7,614,687              0             5,745,169          1,146,526
-------------------  ----------------  ------------------  ---------------  ------------------  ---------------  ------------------
Michael L. Yagemann     111,111,111             0                N/A                N/A               N/A                N/A
-------------------  ----------------  ------------------  ---------------  ------------------  ---------------  ------------------

      No other persons were nominated, or received votes, for election as directors of DSL.net at the 2003 Annual Meeting of Stockholders. Messrs. Robert
B. Hartnett, Jr., Robert G. Gilbertson, Paul Keeler, William J. Marshall and Roderick Glen MacMullin each continued their respective terms of office after the 2003 Annual Meeting of Stockholders.

PROPOSAL 2. To consider and act upon a proposal to approve the issuance of common stock purchase warrants to purchase up to 144,944,737 shares of DSL.net common stock as contemplated by the Note and Warrant Purchase Agreement dated as of July 18, 2003 and the shares of DSL.net common stock to be issued upon exercise of such common stock purchase warrants.

-----------------------------------------------------------------------------------------------------------------------------
     Class of Stock       Total Votes for Proposal  Total Votes Against Proposal  Abstentions from Proposal  Broker Non-Votes
                                      2                           2                           2
------------------------  ------------------------  ----------------------------  -------------------------  ----------------
Common stock                      5,855,410                    942,275                      94,010                   0
------------------------  ------------------------  ----------------------------  -------------------------  ----------------
Series X Preferred Stock         111,111,111                      0                           0                      0
------------------------  ------------------------  ----------------------------  -------------------------  ----------------
Series Y Preferred Stock          7,614,687                       0                           0                      0
-----------------------------------------------------------------------------------------------------------------------------

PROPOSAL 3. To consider and act upon a proposal to approve the issuance of a common stock purchase warrant to purchase up to 2,260,909 shares of DSL.net common stock to VantagePoint Venture Partners III (Q), L.P. in connection with a letter agreement dated as of March 5, 2003 and the shares of DSL.net common stock to be issued upon exercise of such common stock purchase warrant.

--------------------------------------------------------------------------------------------------------------------
     Class of Stock       Total Votes for Proposal  Total Votes Against  Abstentions from Proposal  Broker Non-Votes
                                      3                  Proposal 3                 3
------------------------  ------------------------  -------------------  -------------------------  ----------------
Common stock                      6,082,429               760,776                 48,490                   0
------------------------  ------------------------  -------------------  -------------------------  ----------------
Series X Preferred Stock         111,111,111                 0                      0                      0
------------------------  ------------------------  -------------------  -------------------------  ----------------
Series Y Preferred Stock         6,376,884.5                 0                 1,237,802.5                 0
--------------------------------------------------------------------------------------------------------------------

PROPOSAL 4. To approve the grant of discretionary authority to the Company's board of directors to amend paragraph A of Article IV of DSL.net's certificate of incorporation to increase the number of authorized shares of DSL.net common stock from 400,000,000 shares to 800,000,000 shares and the total number of authorized shares of DSL.net capital stock from 420,000,000 shares to 820,000,000 shares.

---------------------------------------------------------------------------------------------------------------------
      Class of Stock       Total Votes for Proposal  Total Votes Against  Abstentions from Proposal  Broker Non-Votes
                                      4                   Proposal 4                  4
------------------------  -------------------------  -------------------  -------------------------  ----------------
Common stock                      5,983,746                758,576                 149,373                  0
------------------------  -------------------------  -------------------  -------------------------  ----------------
Series X Preferred Stock         111,111,111                  0                       0                     0
------------------------  -------------------------  -------------------  -------------------------  ----------------
Series Y Preferred Stock          7,614,687                   0                       0                     0
---------------------------------------------------------------------------------------------------------------------

PROPOSAL 5. To consider and act upon proposed amendments to DSL.net's certificate of incorporation to amend the terms of DSL.net's Series X Preferred Stock to: (i) replace the full ratchet anti-dilution adjustment mechanism applicable to the Series X Preferred Stock with a weighted average anti-dilution mechanism, (ii) exclude from the anti-dilution adjustment mechanism applicable to the Series X Preferred Stock certain deemed dilutive issuances of common stock and (iii) extend the redemption date for the Series X Preferred Stock from January 1, 2005 to July 18, 2006.

--------------------------------------------------------------------------------------------------------------------
     Class of Stock       Total Votes for Proposal  Total Votes Against  Abstentions from Proposal  Broker Non-Votes
                                     5                   Proposal 5                  5
------------------------  ------------------------  -------------------  -------------------------  ----------------
Common stock                     6,064,914                 728,094                 98,687                    0
------------------------  ------------------------  -------------------  -------------------------  ----------------
Series X Preferred Stock        111,111,111                   0                      0                       0
------------------------  ------------------------  -------------------  -------------------------  ----------------
Series Y Preferred Stock         7,614,687                    0                      0                       0
--------------------------------------------------------------------------------------------------------------------

PROPOSAL 6. To consider and act upon proposed amendments to DSL.net's certificate of incorporation to amend the terms of DSL.net's Series Y Preferred Stock to: (i) provide that the conversion price applicable to the Series Y Preferred Stock from and after July 18, 2003 is $0.4423, which is the conversion price that resulted from the initial issuance of Warrants pursuant to the July 18, 2003 Note and Warrant financing, (ii) replace the full ratchet anti-dilution adjustment mechanism applicable to the Series Y Preferred Stock with a weighted average anti-dilution mechanism, (iii) exclude from the anti-dilution adjustment mechanism applicable to the Series Y Preferred Stock certain deemed dilutive issuances of common stock and (iv) extend the redemption date for the Series Y Preferred Stock from January 1, 2005 to July 18, 2006.

--------------------------------------------------------------------------------------------------------------------
     Class of Stock       Total Votes for Proposal  Total Votes Against  Abstentions from Proposal  Broker Non-Votes
                                     6                  Proposal 6                   6
------------------------  ------------------------  -------------------  -------------------------  ----------------
Common stock                     6,072,909                720,324                  98,462                  0
------------------------  ------------------------  -------------------  -------------------------  ----------------
Series X Preferred Stock        111,111,111                  0                       0                     0
------------------------  ------------------------  -------------------  -------------------------  ----------------
Series Y Preferred Stock         7,614,687                   0                       0                     0
--------------------------------------------------------------------------------------------------------------------

PROPOSAL 7. To consider and act upon a proposal to approve an amendment to DSL.net's Amended and Restated 2001 Stock Option and Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder by 25,000,000 shares to an aggregate of 45,000,000 shares and to increase the maximum number of options or stock appreciation rights to purchase shares of common stock that may be issued to an employee in any calendar year from 3,000,000 shares to 5,000,000 shares.

--------------------------------------------------------------------------------------------------------------------
    Class of Stock        Total Votes for Proposal  Total Votes Against  Abstentions from Proposal  Broker Non-Votes
                                     7                  Proposal 7                  7
------------------------  ------------------------  -------------------  -------------------------  ----------------
Common stock                     5,768,379               1,031,386                91,930                     0
------------------------  ------------------------  -------------------  -------------------------  ----------------
Series X Preferred Stock        111,111,111                  0                      0                        0
------------------------  ------------------------  -------------------  -------------------------  ----------------
Series Y Preferred Stock        6,376,884.5                  0                 1,237,802.5                   0
--------------------------------------------------------------------------------------------------------------------

PROPOSAL 8. To approve the grant of discretionary authority to the Company's board of directors to amend DSL.net's certificate of incorporation to effect a reverse stock split of its common stock at a ratio within the range from one-for-two to one-for-twenty.


---------------------------------------------------------------------------------------------------------------------
     Class Stock           Total Votes for Proposal  Total Votes Against  Abstentions from Proposal  Broker Non-Votes
                                       8                 Proposal 8                  8
------------------------  -------------------------  -------------------  -------------------------  ----------------
Common stock                       5,514,668              1,337,106                39,921                   0
------------------------  -------------------------  -------------------  -------------------------  ----------------
Series X Preferred Stock          111,111,111                 0                      0                      0
------------------------  -------------------------  -------------------  -------------------------  ----------------
Series Y Preferred Stock          6,376,884.5                 0                 1,237,802.5                 0
---------------------------------------------------------------------------------------------------------------------

PROPOSAL 9. To ratify the selection of the firm of PricewaterhouseCoopers LLP as auditors for the fiscal year ending December 31, 2003.

--------------------------------------------------------------------------------------------------------------------
     Class of Stock       Total Votes for Proposal  Total Votes Against  Abstentions from Proposal  Broker Non-Votes
                                      9                  Proposal 9                  9
------------------------  ------------------------  -------------------  -------------------------  ----------------
Common stock                      6,574,031               257,897                  59,767                   0
------------------------  ------------------------  -------------------  -------------------------  ----------------
Series X Preferred Stock         111,111,111                 0                       0                      0
------------------------  ------------------------  -------------------  -------------------------  ----------------
Series Y Preferred Stock         6,376,884.5                 0                  1,237,802.5                 0
--------------------------------------------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

--------------------------------------------------------------------------------
Exhibit No.    Exhibit
--------------------------------------------------------------------------------
4.01            Amended and Restated Certificate of Incorporation, as amended
               (incorporated by reference to Exhibit 4.01 filed with our
               Registration Statement on Form S-8 (No. 333-110131)).
------------   -----------------------------------------------------------------
4.02           Form of Senior Secured Promissory Note dated July 18, 2003
               (incorporated by reference to Exhibit 4.01 filed with our
               Quarterly Report on Form 10-Q for the quarterly period ended June
               30, 2003).
------------   -----------------------------------------------------------------
4.03           Form of Warrant to Purchase Shares of Common Stock issuable pursuant to the Note and Warrant Purchase Agreement dated as of
               July 18, 2003, by and among DSL.net, Inc. and the investors named therein (incorporated by reference to Exhibit 4.02 filed with our
               Quarterly Report on Form 10-Q for the quarterly period ended June
               30, 2003).
------------   -----------------------------------------------------------------
4.04           Amended and Restated 2001 Stock Option and Incentive Plan, as
               amended (incorporated by reference to Exhibit 4.01 filed with our
               Registration Statement on Form S-8 (No. 333-110131)).
------------   -----------------------------------------------------------------
10.01          Note and Warrant Purchase Agreement dated as of July 18, 2003, by and among DSL.net, Inc. and the investors named therein
               (incorporated by reference to Exhibit 10.01 filed with our
               Quarterly Report on Form 10-Q for the quarterly period ended June
               30, 2003).
------------   -----------------------------------------------------------------

------------   -----------------------------------------------------------------
10.02          Agency, Guaranty and Security Agreement dated as of July 18,
               2003, by and among DSL.net, Inc., certain of DSL.net's
               subsidiaries, Deutsche Bank Trust Company Americas, as
               administrative agent, and the investors named therein
               (incorporated by reference to Exhibit 10.02 filed with our
               Quarterly Report on Form 10-Q for the quarterly period ended June
               30, 2003).
------------   -----------------------------------------------------------------
10.03          Voting Agreement dated as of July 18, 2003, by and between
               DSL.net, Inc., the stockholders named therein and the investors named therein (incorporated by reference to Exhibit 10.03 filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
------------   -----------------------------------------------------------------
10.04          Amended and Restated Stockholders Agreement dated as of July 18,
               2003, by and among DSL.net, Inc., the stockholders named therein and the investors named therein (incorporated by reference to
               Exhibit 10.04 filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
------------   -----------------------------------------------------------------
11.01*         Statements of Computation of Basic and Diluted Net Loss Per
               Share.
------------   -----------------------------------------------------------------
31.1*          Certification Pursuant to Rule  13a-14(a) of the Exchange Act,
               as Adopted  Pursuant to Section 302 of the Sarbanes-Oxley Act of
               2002.
------------   -----------------------------------------------------------------
31.2*          Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as
               Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of
               2002.
------------   -----------------------------------------------------------------
32.1*          Certification  Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
------------   -----------------------------------------------------------------
32.2*          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
------------   -----------------------------------------------------------------

* Filed herewith.

(b) Reports on Form 8-K.

      The Company filed a Current Report on Form 8-K on August 4, 2003, reporting on Items 5 and 7, relating to the Note and Warrant Purchase Agreement entered into by the Company and certain investors.

      The Company filed a Current Report on Form 8-K on August 5, 2003, reporting on Item 12, relating to a press release issued by the Company on August 5, 2003, relating to the Company's financial results for the quarter ended June 30, 2003.

      The Company filed a Current Report on Form 8-K on September 5, 2003, reporting on Items 5 and 7, relating the Company's unaudited consolidated balance sheet as of July 31, 2003. In addition, the Company included an unaudited pro forma consolidated balance sheet to update July 31, 2003 amounts to reflect the repurchase and cancellation of the note issued by the Company to NAS in connection with the Company's acquisition of the NAS Assets, which was completed during August 2003.

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 DSL.NET, INC.


                                                 By: /s/ Robert J. DeSantis
                                                     -------------------------
                                                       Robert J. DeSantis
                                                       Chief Financial Officer


Date: November 13, 2003

                                 EXHIBIT INDEX
                                 -------------

--------------------------------------------------------------------------------
Exhibit No.    Exhibit
--------------------------------------------------------------------------------
4.01            Amended and Restated Certificate of Incorporation, as amended
               (incorporated by reference to Exhibit 4.01 filed with our
               Registration Statement on Form S-8 (No. 333-110131)).
------------   -----------------------------------------------------------------
4.02           Form of Senior Secured Promissory Note dated July 18, 2003
               (incorporated by reference to Exhibit 4.01 filed with our
               Quarterly Report on Form 10-Q for the quarterly period ended June
               30, 2003).
------------   -----------------------------------------------------------------
4.03           Form of Warrant to Purchase Shares of Common Stock issuable pursuant to the Note and Warrant Purchase Agreement dated as of
               July 18, 2003, by and among DSL.net, Inc. and the investors named therein (incorporated by reference to Exhibit 4.02 filed with our
               Quarterly Report on Form 10-Q for the quarterly period ended June
               30, 2003).
------------   -----------------------------------------------------------------
4.04           Amended and Restated 2001 Stock Option and Incentive Plan, as
               amended (incorporated by reference to Exhibit 4.01 filed with our
               Registration Statement on Form S-8 (No. 333-110131)).
------------   -----------------------------------------------------------------
10.01          Note and Warrant Purchase Agreement dated as of July 18, 2003, by and among DSL.net, Inc. and the investors named therein
               (incorporated by reference to Exhibit 10.01 filed with our
               Quarterly Report on Form 10-Q for the quarterly period ended June
               30, 2003).
------------   -----------------------------------------------------------------
10.02          Agency, Guaranty and Security Agreement dated as of July 18,
               2003, by and among DSL.net, Inc., certain of DSL.net's
               subsidiaries, Deutsche Bank Trust Company Americas, as
               administrative agent, and the investors named therein
               (incorporated by reference to Exhibit 10.02 filed with our
               Quarterly Report on Form 10-Q for the quarterly period ended June
               30, 2003).
------------   -----------------------------------------------------------------
10.03          Voting Agreement dated as of July 18, 2003, by and between
               DSL.net, Inc., the stockholders named therein and the investors named therein (incorporated by reference to Exhibit 10.03 filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
------------   -----------------------------------------------------------------
10.04          Amended and Restated Stockholders Agreement dated as of July 18,
               2003, by and among DSL.net, Inc., the stockholders named therein and the investors named therein (incorporated by reference to
               Exhibit 10.04 filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
------------   -----------------------------------------------------------------
11.01*         Statements of Computation of Basic and Diluted Net Loss Per
               Share.
------------   -----------------------------------------------------------------
31.1*          Certification Pursuant to Rule  13a-14(a) of the Exchange Act,
               as Adopted  Pursuant to Section 302 of the Sarbanes-Oxley Act of
               2002.
------------   -----------------------------------------------------------------

------------   -----------------------------------------------------------------
31.2*          Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as
               Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of
               2002.
------------   -----------------------------------------------------------------
32.1*          Certification  Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
------------   -----------------------------------------------------------------
32.2*          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------

* Filed herewith.