Form 10-Q/A
period 2003-09-30
DSL NET INC
filed 2004-04-14
CIK 1085866

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q

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
--------------------------------------------------------------------------------
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

                         Yes  [_]            No [X]

     As of November 7, 2003 the registrant had 95,179,736 shares of Common Stock outstanding.
================================================================================
                                EXPLANATORY NOTE

      This amendment is being filed to amend Part I, Item 1 of the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 to correct the calculation of accretion of preferred stock, net loss applicable to common stockholders and net loss per share, reflected on the registrant's consolidated statements of operations for the three and nine months ended September 30, 2003. Restated unaudited consolidated financial statements for the three and nine months ending September 30, 2003 reflecting this correction appear in Part I, Item 1 of this amendment. The restatement did not impact the registrant's revenue, operating expenses, operating loss or net loss during the three and nine months ended September 30, 2003, or the registrant's consolidated statement of cash flows for the nine months ended September 30, 2003. In addition, the company made a reclassification from additional paid-in capital to preferred stock as a result of this restatement. This amendment is also being filed to amend Exhibit No. 11.01 to reflect the changes resulting from this restatement and to file required certifications regarding this amendment.

                                  DSL.NET, INC.

                                   FORM 10-Q/A

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

                                      INDEX






                                                                           Page
                                                                          Number
                                                                          ------
                         PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements ................................... 2

         Consolidated Balance Sheets (unaudited) at
            December 31, 2002 and September 30, 2003.......................... 2

         Consolidated Statements of Operations (unaudited) for the
            three and nine months ended September 30, 2002 and 2003........... 3

         Consolidated Statements of Cash Flows (unaudited) for the
            nine months ended September 30, 2002 and 2003..................... 4

         Notes to Consolidated Financial Statements........................... 5




                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.....................................24

Signature.....................................................................26

Exhibit Index.................................................................27

                         Part I - Financial Information

Item 1. Consolidated Financial Statements

                                  DSL.net, Inc.
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                                               December 31,      September 30,
                                                                                                   2002              2003
                                                                                               ------------      ------------
                                                     ASSETS
Current assets:
Cash and cash equivalents                                                                      $     11,318      $     21,082
Restricted cash                                                                                           1                 4
Accounts receivable (net of allowances of $606 and $1,016
  at December 31, 2002 and September 30, 2003, respectively)                                          4,358             8,038
Inventory                                                                                               707               558
Deferred costs                                                                                          615               862
Prepaid expenses and other current assets                                                               726               921
                                                                                               ------------      ------------
Total current assets                                                                                 17,725            31,465

Fixed assets, net                                                                                    23,066            27,387
Goodwill and other intangible assets                                                                 10,656             9,795
Other assets                                                                                          2,049             1,287
                                                                                               ------------      ------------
Total assets                                                                                   $     53,496      $     69,934
                                                                                               ============      ============

 LIABILITIES, MANDATORILY REDEEMABLE, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                               $      4,621      $      3,615
Accrued salaries                                                                                      1,225             1,346
Accrued liabilities                                                                                   4,621            11,041
Deferred revenue                                                                                      3,591             5,982
Current portion of capital leases payable                                                             2,676               110
                                                                                               ------------      ------------
Total current liabilities                                                                            16,734            22,094

Capital leases payable                                                                                1,889                76
Notes payable, net of discount (Note 8)                                                                --               4,519
                                                                                               ------------      ------------
Total liabilities                                                                                    18,623            26,689
                                                                                               ------------      ------------
Commitments and contingencies  (Note 9)

Preferred stock:  20,000,000 preferred shares authorized (Note 10)
  20,000 shares designated as Series X, mandatorily redeemable, convertible preferred stock, $.001 par value; 20,000 and 20,000 shares issued and outstanding as of December 31, 2002 and September 30, 2003, respectively (liquidation preference
  $22,315 and $24,115 as of December 31, 2002 and September 30, 2003, respectively)                   8,741            14,877

  15,000 shares designated as Series Y, mandatorily redeemable, convertible preferred stock, $.001 par value; 15,000 and 5,050 shares issued and outstanding as of December 31, 2002 and September 30, 2003, respectively (liquidation preference
  $16,380 and $5,982 as of December 31, 2002 and
  September 30, 2003, respectively) - AS RESTATED (Note 2)                                            5,381             3,380

Stockholders' equity  (Note 4)
Common stock, $.0005 par value; 400,000,000 and 400,000,000 shares authorized;
  64,929,899 and 95,179,736 shares issued and outstanding                                                32                48
Additional paid-in capital - AS RESTATED (Note 2)                                                   305,647           336,485
Deferred compensation                                                                                  (437)             --
Accumulated deficit                                                                                (284,491)         (311,545)
                                                                                               ------------      ------------
Total stockholders' equity                                                                           20,751            24,988
                                                                                               ------------      ------------
Total liabilities, redeemable preferred stock and stockholders' equity                         $     53,496      $     69,934
                                                                                               ============      ============

 The accompanying notes are an integral part of these consolidated financial statements.

                                  DSL.net, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)
                                   (unaudited)


                                                                      Three Months Ended              Nine Months Ended
                                                                         September 30,                   September 30,
                                                                 ----------------------------    ----------------------------
                                                                     2002            2003            2002            2003
                                                                 ------------    ------------    ------------    ------------
Revenue, net                                                     $     11,262    $     18,227    $     34,239    $     53,089
                                                                 ------------    ------------    ------------    ------------
Operating expenses:
Network (excluding $7, $0, $22 and $11
  of stock compensation, respectively)                                  8,079          13,070          25,157          38,412
Operations (excluding $12, $0, $41 and $10
  of stock compensation, respectively)                                  1,966           3,060           6,071           8,935
General and administrative (excluding $58, $0, $226 and $69
  of stock compensation, respectively)                                  2,305           2,618           9,081           8,891
Sales and marketing (excluding $218, $0, $648 and $348
  of stock compensation, respectively)                                  1,870           2,116           4,644           6,238
Stock compensation                                                        295            --               937             438
Depreciation and amortization                                           5,138           3,319          15,526          12,654
                                                                 ------------    ------------    ------------    ------------

Total operating expenses                                         $     19,653    $     24,183    $     61,416    $     75,568
                                                                 ------------    ------------    ------------    ------------

Operating loss                                                   $     (8,391)   $     (5,956)   $    (27,177)   $    (22,479)

Interest expense, net                                                     (70)           (728)           (306)         (2,139)
Other income (expense), net                                                 2          (2,427)            177          (2,436)
                                                                 ------------    ------------    ------------    ------------

Net loss                                                         $     (8,459)   $     (9,111)   $    (27,306)   $    (27,054)
                                                                 ============    ============    ============    ============

Net loss applicable to common stockholders:                                      (AS RESTATED)                   (AS RESTATED)
  Net loss                                                       $     (8,459)   $     (9,111)   $    (27,306)   $    (27,054)
  Dividends on preferred stock                                         (1,050)         (1,045)         (2,523)         (3,145)
  Accretion of preferred stock                                         (3,011)         (5,318)         (7,068)        (11,339)
                                                                 ------------    ------------    ------------    ------------
    Net loss applicable to common stockholders                   $    (12,520)   $    (15,474)   $    (36,897)   $    (41,538)
                                                                 ============    ============    ============    ============
Net loss per share, basic and diluted                            $      (0.19)   $      (0.22)   $      (0.57)   $      (0.62)
                                                                 ============    ============    ============    ============
Shares used in computing net loss per share, basic and diluted     64,887,681      70,161,057      64,833,595      66,726,872
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

                                  DSL.net, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                         Nine Months Ended
                                                                            September 30,
                                                                   ------------------------------
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
                                                                   ============      ============

     Supplemental disclosure of non-cash investing activities:
       On January 10, 2003, the Company purchased network assets and associated subscriber lines of
       Network Access Solutions Corporation  (Note 6)

             The fair value of the assets acquired was $14,750

       On September 8, 2003, the Company purchased network assets and associated subscriber lines of
       TalkingNets Holdings, LLC (Note 6)

             The fair value of the assets acquired was $796

     Supplemental disclosure of non-cash financing activities:
       During the third  quarter 2003, 9,950 shares of Series Y Preferred Stock were converted into 22,473,079 shares of common stock and $1,793 of accrued dividends pertaining thereto were paid by issuing 2,445,896 shares of common stock

   The accompanying notes are an integral part of these consolidated financial statements.

                                  DSL.net, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

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

                                  DSL.net, Inc.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

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

                                  DSL.net, Inc.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

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

      The Company has not generated any taxable income to date and, therefore, has not paid any federal income taxes or state taxes based on income since inception. The Company's state and federal net operating loss carryforwards begin to expire in 2004 and 2019, respectively. Use of the Company's net operating loss carryforwards may be subject to significant annual limitations resulting from a change in control due to the Company's sales of Series X preferred stock (the "Series X Preferred Stock") and Series Y preferred stock (the "Series Y Preferred Stock") in 2001 and 2002 (Note 10) and from the sale of $30,000 in notes and warrants in 2003 (Note 8). The Company is currently assessing the potential impact resulting from these transactions. The Company has provided a valuation allowance for the full amount of the net deferred tax asset since it has not determined that these future benefits will more likely than not be realized.

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

                                  DSL.net, Inc.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

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

      As of December 31, 2002, the Company had 64,929,899 shares of common stock issued and outstanding. As of September 30, 2003, the Company had 95,179,736 shares of common stock issued and outstanding. The increase of 30,249,837 shares primarily resulted from common stock issued during the third quarter of 2003 (primarily in September, 2003) for preferred stock conversions and for employee stock option exercises (Note 4). The weighted average number of outstanding common shares used in computing earnings per share for the three months ended September 30, 2002 and 2003 was 64,887,681 and 70,161,057, respectively. The weighted average number of outstanding common shares used in computing earnings per share for the nine months ended September 30, 2002 and 2003 was 64,833,595 and 66,726,872, respectively.

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

                                  DSL.net, Inc.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

      The Company has elected to continue following APB 25 to account for its stock-based compensation plans. The following table presents the effect on the Company's net loss and net loss per share as if the Company had applied the fair value method of accounting for stock-based compensation in accordance with SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS 123"):

                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                   September30,
                                                 --------------------------      --------------------------
                                                    2002            2003            2002            2003
                                                 ----------      ----------      ----------      ----------
                                                                (AS RESTATED)                   (AS RESTATED)
Net loss, as reported                            ($   8,459)     ($   9,111)     ($  27,306)     ($  27,054)
Deduct: total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                         (1,383)           (899)         (3,905)         (3,697)
                                                 ----------      ----------      ----------      ----------
Pro forma under SFAS 123                         ($   9,842)     ($  10,010)     ($  31,211)     ($  30,751)

Net loss applicable to common stockholders:
   As reported                                   ($  12,520)     ($  15,474)     ($  36,897)     ($  41,538)
   Pro forma under SFAS 123                      ($  13,903)     ($  16,373)     ($  40,802)     ($  45,235)
Basic and diluted net loss per common share:
   As reported                                   ($    0.19)     ($    0.22)     ($    0.57)     ($    0.62)
   Pro forma under SFAS 123                      ($    0.21)     ($    0.23)     ($    0.63)     ($    0.68)

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

                                      Three Months Ended              Nine Months Ended
                                         September 30,                   September 30,
                                     --------------------            --------------------
                                     2002            2003            2002            2003
                                     ----            ----            ----            ----
      Risk free interest rate     2.97-3.50%      2.15-3.06%      2.97-4.42%      2.15-3.06%
      Expected dividend yield        None            None            None            None
      Expected life of option      4 Years         4 Years         4 Years         4 Years
      Expected volatility            138%            152%            138%            152%

                                  DSL.net, Inc.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

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

                                  DSL.net, Inc.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

may have on its consolidated results of operations or financial position and has concluded that the adoption of this statement is not expected to have a material affect on the Company's financial position or results of operations.

2.    Restatement of Quarterly Financial Statements

      The Company's unaudited consolidated financial statements for the third quarter of 2003 have been restated to correct the calculation of accretion of preferred stock, net loss applicable to common stockholders and net loss per share reflected on the Company's consolidated statements of operations. The restatement did not impact the Company's net revenue, operating loss, net loss or any of the items reported on the Company's consolidated statements of cash flows. During the third quarter of 2003, 9,950 shares of the Company's Series Y Convertible Preferred Stock were converted into 22,473,079 shares of the Company's common stock. As originally reported, the calculation of accretion of preferred stock did not reflect the acceleration of accretion of preferred stock required by the conversions and issuance costs of $4,931, partially offset by a $1,392 adjustment for over accretion of preferred stock and issuance costs as of June 30, 2003, resulting in a net adjustment of $3,539. In addition, as a result of this restatement, the Company reclassified $1,394 related to the BCF, from additional paid-in capital to preferred stock, $1,185 of which was transferred back to additional paid-in capital as a result of the conversions, resulting in a net reclassification of $209 (Note 10).

      The following table presents the impact of the restatement on the calculation of accretion of preferred stock, and related items reflected on the Company's consolidated statements of operations for the three and nine months ended September 30, 2003:

                                             Three Months Ended                           Nine Months Ended
                                             September 30, 2003                           September 30, 2003
                               -------------------------------------------    -------------------------------------------
                                    As                                             As
                                Originally                                     Originally
                                 Reported      Adjustments    As Restated       Reported      Adjustments    As Restated
                               ------------    ------------   ------------    ------------    ------------   ------------
Net loss applicable to
  Common stockholders:

Net loss                       $     (9,111)   $       --     $     (9,111)   $    (27,054)   $       --     $    (27,054)

Dividends on preferred
  stock                              (1,045)           --           (1,045)         (3,145)           --           (3,145)

Accretion of preferred stock

                                     (1,779)         (3,539)        (5,318)         (7,800)         (3,539)       (11,339)

                               ------------    ------------   ------------    ------------    ------------   ------------
Net loss applicable to
  common stockholders          $    (11,935)   $     (3,539)  $    (15,474)   $    (37,999)   $     (3,539)  $    (41,538)
                               ============    ============   ============    ============    ============   ============

                               ------------    ------------   ------------    ------------    ------------   ------------
Net loss per share, basic
  and diluted                  $      (0.17)   $      (0.05)  $      (0.22)   $      (0.57)   $      (0.05)  $      (0.62)
                               ============    ============   ============    ============    ============   ============
Shares used in computing
  net loss per share, basic
  and diluted                    70,161,057            --       70,161,057      66,726,872            --       66,726,872
                               ============    ============   ============    ============    ============   ============

                                  DSL.net, Inc.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

3.    Liquidity

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

      The Company expects its operating losses, net operating cash outflows and capital expenditures to continue through 2003 and into 2004. The Company successfully completed rounds of private equity and bridge loan financings totaling approximately $35,000 as follows: approximately $20,000 in the fourth quarter of 2001, $10,000 in March 2002 and $8,531 in May 2002 (which, after cancellation of certain bridge loans, yielded net proceeds of approximately $5,000) (Note 10). In addition, on July 18, 2003, the Company successfully raised approximately $30,000 in additional financing (Note 8). The Company believes that its existing cash and cash equivalents and cash expected to be generated from operations will be sufficient to fund its operating losses, capital expenditures and working capital requirements through at least the end of 2004, based on its current business plans and projections. The Company intends to use these cash resources to finance its capital expenditures and for working capital and other general corporate purposes. The Company may also use a portion of these cash resources to acquire complementary businesses, subscriber lines or other assets. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including market acceptance of the Company's services, revenue growth, planned capital expenditures, cash generated from operations, improvements in operating productivity, the extent and timing of entry into new markets and availability and prices paid for acquisitions. Failure to generate sufficient revenues, contain certain discretionary spending or achieve certain other business plan objectives could have a material adverse affect on the Company's results of operations and financial position.

4.    Stockholders' Equity

      During the second quarter of 2003, the Company's remaining unamortized deferred compensation balance relating to stock options and restricted stock held by employees and directors became fully amortized. Consequently, there was no remaining unamortized deferred compensation balance as of September 30, 2003.

      During the three months ended September 30, 2003, the Company issued 22,473,078 and 2,445,895 shares of its common stock, respectively, upon the conversion of 9,950 shares of Series Y Preferred Stock and as payment for approximately $1,793 of accrued dividends on such converted shares of Series Y Preferred Stock (Note 10). The Company also issued 4,946,384 and 5,315,484 shares of common stock, respectively, upon exercises of stock options during the three and nine months ended September 30, 2003. In addition, the Company issued 7,380 and 15,380 shares of

                                  DSL.net, Inc.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

common stock, respectively, during the three and nine months ended September 30, 2003 to employees participating in the Company's 1999 Employee Stock Purchase Plan.

5.    Restructuring

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

6.    Acquisitions

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

      In December of 2002, the U.S. Bankruptcy Court for the District of Delaware approved the Company's bid to purchase certain network assets, equipment and associated subscriber lines of NAS for $14,000, consisting of $9,000 in cash and $5,000 in a note payable to NAS. The Company closed the transaction on January 10, 2003, whereby it acquired certain of NAS's network assets, equipment in approximately 300 central offices and approximately 11,500 associated subscriber lines (the "NAS Assets"), pursuant to that certain Amended and Restated Asset Purchase Agreement, dated as of December 11, 2003, by and among the Company, NAS, Network Access Solutions LLC, NASOP, Inc., and Adelman, Lavine, Gold and Levin (the "NAS Asset Purchase Agreement"). Additionally, on January 10, 2003, the Company hired approximately 78 employees

                                  DSL.net, Inc.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

formerly employed by NAS. No pre-closing liabilities were assumed in connection with the NAS transaction. The cash portion of the consideration was paid from the Company's existing cash. In accordance with the NAS Asset Purchase Agreement, DSL.net negotiated a $1,083 reduction in the cash paid at the closing, representing DSL.net's portion of January revenue which was billed and collected by NAS, bringing the net cash paid for the NAS Assets to $7,917.

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

                                  DSL.net, Inc.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

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

                                                                              PRO FORMA
                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                   ---------------------------------
                                                                       2002                 2003
                                                                   ------------         ------------
                                                                                        (AS RESTATED)
      Pro forma revenue                                            $     53,320         $     53,847
      Pro forma operating loss                                     $    (27,721)        $    (22,452)
      Pro forma net loss                                           $    (29,862)        $    (27,073)
      Pro forma net loss applicable to common stockholders         $    (39,453)        $    (41,557)
      Pro forma net loss per share, basic and diluted              $      (0.61)        $      (0.62)

      Shares used in computing pro forma net loss per share          64,833,595           66,726,872

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

7.    Goodwill and Other Intangible Assets

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

                                  DSL.net, Inc.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

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

8. Debt

      In December 2001, in conjunction with the Company's sale of shares of mandatorily redeemable convertible Series Y Preferred Stock (the "Series Y Preferred Stock"), the Company issued short-term promissory notes (the "Promissory Notes") for aggregate proceeds of $3,531 to the holders of the Series Y Preferred Stock. The Promissory Notes provided for an annual interest rate of 12%. In May 2002, in accordance with the terms of the Series Y Purchase Agreement (as defined in Note 10, below), the Company sold an additional 8,531 shares of Series Y Preferred Stock for $5,000 in cash and delivery of the Promissory Notes for cancellation. All accrued interest on the Promissory Notes, of approximately $145, was forgiven (Note 10).

      On January 10, 2003, the Company issued a $5,000 note to NAS in conjunction with its acquisition of the NAS Assets (Note 6). The NAS note had a term of 5 years, bore interest at 12% per annum and was collateralized by the network equipment acquired from NAS. Interest was payable monthly in arrears on the unpaid principal balance. The note requires interest-only payments for the first 21 months after which principal payments were to commence monthly and be paid in 39 equal monthly installments together with interest on the unpaid principal balance. In July, 2003, the Company paid $1,500 into escrow for the negotiated repurchase and cancellation of the $5,000 note issued by the Company to NAS. The payment was subject to approval by the bankruptcy court. On August 25, 2003, the court approved the transaction, and the $1,500 held in escrow was paid to NAS in full satisfaction of the note. The difference between the $5,000 note and the $1,500 settlement amount was recorded as other income in the third quarter of 2003. Interest expense under the NAS note for the three and nine months ended September 30, 2003 approximated $68 and $318, respectively.

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

                                  DSL.net, Inc.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

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

                                  DSL.net, Inc.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

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

                                  DSL.net, Inc.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

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

9.    Commitments and Contingencies

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

                                  DSL.net, Inc.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

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

                                  DSL.net, Inc.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

      Pursuant to the Series Y Purchase Agreement, in December 2001, the Company sold an aggregate of 6,469 shares of Series Y Preferred Stock to the Series Y Investors for an aggregate purchase price of $6,469, before direct issuance costs of approximately $300, which costs pertain to all funding transactions under the Series Y Purchase Agreement.

      In addition, in December 2001, the Company issued the Promissory Notes to the Series Y Investors in the aggregate principal amount of $3,531 in exchange for proceeds of $3,531. The Promissory Notes provided for an annual interest rate of 12%. In May 2002, in accordance with the terms of the Series Y Purchase Agreement, the Company sold 8,531 additional shares of Series Y Preferred Stock for $5,000 in cash and delivery of the Promissory Notes for cancellation. All accrued interest on the Promissory Notes, of approximately $145, was forgiven (Note 8).

      Due to the effects of the Company's $30,000 debt financing issued with warrants to purchase common stock at $0.38 per share (Note 8) on July 18, 2003, the Series Y conversion price was adjusted from $0.50 per share (each share of Series Y Preferred stock was convertible into 2,000 shares of common stock) to $0.4423 per share (each share of Series Y Preferred stock is convertible into approximately 2,260.9 shares of common stock) in accordance with certain anti-dilution provisions of the Series Y Preferred Stock. Accordingly, the Company recorded an additional beneficial conversion feature. In addition, the Company and holders of a majority of the Series X Preferred Stock and Series Y Preferred Stock agreed to extend the redemption dates of the Series X Preferred Stock and Series Y Preferred Stock from January 1, 2005 to July 18, 2006.

      During the third quarter 2003, 88 shares of Series Y Preferred Stock were converted into 176,000 shares of the Company's common stock at a conversion price of $0.50 per share and, in accordance with the terms of the Series Y Preferred Stock, the Company elected to pay accrued dividends approximating $11 by issuing 22,431 shares of its common stock, based on an average fair market value for the ten days preceding conversion of approximately $0.51 per share.

      During the third quarter 2003, 9,862 shares of Series Y Preferred Stock were converted into 22,297,079 shares of the Company's common stock at a conversion price of $0.4423 per share and, in accordance with the terms of the Series Y Preferred Stock, the Company elected to pay accrued dividends approximating $1,781 by issuing 2,423,465 shares of its common stock, based on average fair market values for the ten days preceding each conversion, ranging between approximately $0.70 per share and $0.74 per share.

      As a result of the third quarter conversions of 9,950 preferred shares, the Company was required to accelerate the unaccreted beneficial conversion feature related to such shares, which amounted to an additional $4,724 of preferred stock accretion charged in the third quarter of 2003.

      The Series X Preferred Stock and Series Y Preferred Stock activity during the nine months ended September 30, 2002 is summarized as follows:

                                                                                          MANDATORILY
                                                                             REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                                              ------------------------------------------------------------------
                                                                         SERIES X                            SERIES Y
                                                              -----------------------------         ----------------------------
                                                                SHARES             AMOUNT             SHARES            AMOUNT
                                                              ----------         ----------         ----------        ----------
Balance December 31, 2001                                         10,000         $      436              6,469        $       34

Issuance of shares                                                10,000             10,000              8,531             8,531

                                  DSL.net, Inc.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

Discount on Series X and Y Preferred Stock resulting
  from a beneficial conversion feature                                              (10,000)                              (8,531)

Accrued dividends on Series X and Y Preferred Stock                                   1,600                                  923

Accretion of beneficial conversion feature of Series X
  and Y Preferred Stock                                                               4,431                                2,637
                                                              ----------         ----------         ----------        ----------
Balance September 30, 2002                                        20,000         $    6,467             15,000        $    3,594
                                                              ==========         ==========         ==========        ==========

      The Series X Preferred Stock and Series Y Preferred Stock activity during the nine months ended September 30, 2003, as restated (Note 2), is summarized as follows:

                                                                                          MANDATORILY
                                                                             REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                                                  ------------------------------------------------------------
                                                                           SERIES X                          SERIES Y
                                                                  ---------------------------       --------------------------
                                                                    SHARES           AMOUNT           SHARES          AMOUNT
                                                                  ----------       ----------       ----------      ----------
                                                                                                                  (AS RESTATED)
Balance December 31, 2002                                             20,000       $    8,741           15,000      $    5,381

Conversion of Series Y Preferred Stock to common stock                                                  (9,950)         (9,950)

Payment of dividends on converted Series Y Preferred Stock                                                              (1,793)

Accrued dividends on Series X and Y Preferred Stock                                     1,800                            1,345

Accretion of beneficial conversion feature of Series X
  and Y Preferred Stock                                                                 4,336                            7,003

Preferred stock reclassification                                                                                         1,394
                                                                  ----------       ----------       ----------      ----------
Balance September 30, 2003                                            20,000       $   14,877            5,050      $    3,380
                                                                  ==========       ==========       ==========      ==========

11.   Related Party Transactions

       As of September 30, 2003, primarily resulting from the $30,000 financing transaction and guarantees issued under the Reimbursement Agreement (Note 8), VantagePoint had options and warrants issued and to be issued to acquire approximately 53,364,628 shares of the Company's common stock. In addition, VantagePoint owned approximately 463,357 shares of the Company's common stock and 20,000 shares of the Company's Series X Preferred Stock which are convertible into approximately 111,111,111 shares of common stock (Note 10). As a result, VanatagePoint beneficially owned the equivalent of approximately 164,939,096 shares of the Company's common stock. Two affiliates of VantagePoint are members of the Company's Board of Directors.

       As of September 30, 2003, as a result of the $30,000 financing transaction (Note 8), Deutsche Bank has warrants issued and to be issued to acquire approximately 118,421,053 shares of the Company's common stock. Two affiliates of Deutsche Bank are members of the Company's Board of Directors.

       During the third quarter of 2003, the Series Y Investors (including Columbia) converted 9,950 shares of Series Y Preferred Stock into approximately 24,572,278 shares of the Company's common stock (including shares issued as payment for accrued dividends) (Note 10). As of September 30,

                                  DSL.net, Inc.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

2003, the Series Y Investors (including Columbia) owned 5,050 shares of Series Y Preferred Stock which are convertible into approximately 11,417,590 shares of common stock (Note 10). In addition, resulting from guarantees issued under the Reimbursement Agreement (Note 8), Columbia had warrants to acquire approximately 1,803,279 shares of the Company's common stock. An affiliate of Columbia was a member of the Company's Board of Directors until August 5, 2003.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

--------------------------------------------------------------------------------
Exhibit No.                        Exhibit
--------------------------------------------------------------------------------
4.01 Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 4.01 filed with our Registration Statement on Form S-8 (No. 333-110131)).
--------------------------------------------------------------------------------
4.02 Form of Senior Secured Promissory Note dated July 18, 2003 (incorporated by reference to Exhibit 4.01 filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
--------------------------------------------------------------------------------
4.03 Form of Warrant to Purchase Shares of Common Stock issuable pursuant to the Note and Warrant Purchase Agreement dated as of July 18, 2003, by and among DSL.net, Inc. and the investors named therein (incorporated by reference to Exhibit 4.02 filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
--------------------------------------------------------------------------------
4.04 Amended and Restated 2001 Stock Option and Incentive Plan, as amended (incorporated by reference to Exhibit 4.01 filed with our Registration Statement on Form S-8 (No. 333-110131)).
--------------------------------------------------------------------------------
10.01 Note and Warrant Purchase Agreement dated as of July 18, 2003, by and among DSL.net, Inc. and the investors named therein (incorporated by reference to Exhibit 10.01 filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
--------------------------------------------------------------------------------
10.02 Agency, Guaranty and Security Agreement dated as of July 18, 2003, by and among DSL.net, Inc., certain of DSL.net's subsidiaries, Deutsche Bank Trust Company Americas, as administrative agent, and the investors named therein (incorporated by reference to Exhibit 10.02 filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
--------------------------------------------------------------------------------
10.03 Voting Agreement dated as of July 18, 2003, by and between DSL.net, Inc., the stockholders named therein and the investors named therein (incorporated by reference to Exhibit 10.03 filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
--------------------------------------------------------------------------------
10.04 Amended and Restated Stockholders Agreement dated as of July 18, 2003, by and among DSL.net, Inc., the stockholders named therein and the investors named therein (incorporated by reference to Exhibit 10.04 filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
--------------------------------------------------------------------------------
11.01*   Statements of Computation of Basic and Diluted Net Loss Per Share.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
31.1* Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
31.2* Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
32.1* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
32.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------

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


                                           DSL.NET, INC.


                                           By:/s/   Robert J. DeSantis
                                             ----------------------------
                                             Robert J. DeSantis
                                             Chief Financial Officer


Date:   April 14, 2004

                                  EXHIBIT INDEX


--------------------------------------------------------------------------------
Exhibit No.                        Exhibit
--------------------------------------------------------------------------------
4.01 Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 4.01 filed with our Registration Statement on Form S-8 (No. 333-110131)).
--------------------------------------------------------------------------------
4.02 Form of Senior Secured Promissory Note dated July 18, 2003 (incorporated by reference to Exhibit 4.01 filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
--------------------------------------------------------------------------------
4.03 Form of Warrant to Purchase Shares of Common Stock issuable pursuant to the Note and Warrant Purchase Agreement dated as of July 18, 2003, by and among DSL.net, Inc. and the investors named therein (incorporated by reference to Exhibit 4.02 filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
--------------------------------------------------------------------------------
4.04 Amended and Restated 2001 Stock Option and Incentive Plan, as amended (incorporated by reference to Exhibit 4.01 filed with our Registration Statement on Form S-8 (No. 333-110131)).
--------------------------------------------------------------------------------
10.01 Note and Warrant Purchase Agreement dated as of July 18, 2003, by and among DSL.net, Inc. and the investors named therein (incorporated by reference to Exhibit 10.01 filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
--------------------------------------------------------------------------------
10.02 Agency, Guaranty and Security Agreement dated as of July 18, 2003, by and among DSL.net, Inc., certain of DSL.net's subsidiaries, Deutsche Bank Trust Company Americas, as administrative agent, and the investors named therein (incorporated by reference to Exhibit 10.02 filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
--------------------------------------------------------------------------------
10.03 Voting Agreement dated as of July 18, 2003, by and between DSL.net, Inc., the stockholders named therein and the investors named therein (incorporated by reference to Exhibit 10.03 filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
--------------------------------------------------------------------------------
10.04 Amended and Restated Stockholders Agreement dated as of July 18, 2003, by and among DSL.net, Inc., the stockholders named therein and the investors named therein (incorporated by reference to Exhibit 10.04 filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
--------------------------------------------------------------------------------
11.01*   Statements of Computation of Basic and Diluted Net Loss Per Share.
--------------------------------------------------------------------------------
31.1* Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
31.2* Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
32.1* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
32.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------

* Filed herewith