Form 10-K
period 2003-12-31
DSL NET INC
filed 2004-04-14
CIK 1085866

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended: December 31, 2003

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

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter, was approximately $19,801,538 (based on the closing price of the registrant's Common Stock of $0.52 per share). The number of shares outstanding of the registrant's Common Stock, par value $.0005 per share, as of April 6, 2004, was 144,119,957.

================================================================================

                                  DSL.net, Inc.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS


                                                                            Page
                                                                            No.
                                                                            ---
Part I

Item 1.   Business.............................................................2
Item 2.   Properties..........................................................17
Item 3.   Legal Proceedings...................................................17
Item 4.   Submission of Matters to a Vote of Security Holders.................18


Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities...................18
Item 6.   Selected Consolidated Financial Data................................22
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................24
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...........64
Item 8.   Financial Statements and Supplementary Data.........................65
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...............................................111
Item 9A.  Controls and Procedures............................................111


Part III

Item 10.  Directors and Executive Officers of the Registrant.................111
Item 11.  Executive Compensation.............................................114
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters....................................121
Item 13.  Certain Relationships and Related Transactions.....................124
Item 14   Principal Accountant Fees and Services.............................127

Part IV

Item 15.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K....128

SIGNATURES...................................................................134

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

GENERAL

      DSL.net, Inc. ("DSL.net" or the "Company") provides high-speed data communications, Internet access, and related services to small and medium sized businesses and branch offices of larger businesses and their remote office users, throughout the United States, primarily utilizing digital subscriber line ("DSL," generally, or "SDSL," in reference to symmetrical DSL service) and T-1 technology ("T-1" refers to a digital transmission link, provisioned via DS-1 (i.e., North American Digital Signal Level One) or substantially equivalent technology). In September of 2003, we expanded our service offerings to include integrated voice and data services using voice over Internet protocol ("VoIP") to business customers in select Mid-Atlantic and Northeast markets. Our networks enable data transport over existing copper telephone lines at speeds of up to
1.5 megabits per second. We were organized in 1998 as a corporation under the laws of the State of Delaware.

      We sell directly to businesses, primarily through our own direct sales force, and to third party resellers whose end users are typically business-class customers. We deploy our own local communications equipment primarily in select first and second tier cities. As of March 1, 2004, we operated equipment in approximately 340 cities in the United States. In certain markets where we have not deployed our own equipment, we utilize the local facilities of other carriers to provide service.

      In addition to a number of high-speed, high-performance DSL-based data communications and Internet connectivity solutions specifically designed for businesses, our product offerings include T-1 Internet connectivity and data communications services, integrated voice and data services (provisioned over SDSL or T-1 lines), Web hosting, domain name system management, enhanced e-mail, on-line data backup and recovery services, firewalls, nationwide dial-up services, private frame relay services and virtual private networks. Our services offer customers high-speed digital connections and related services at prices that are attractive compared to the cost and performance of alternative data communications services.

      In January 2003, we acquired the majority of Network Access Solutions Corporation's ("NAS") operations and assets. The acquired NAS assets included operations and equipment in approximately 300 central offices extending from Virginia to Massachusetts, and included approximately 11,500 subscriber lines. This acquisition significantly increased our facilities-based footprint in one of the largest business markets in the United States, providing us with increased opportunities to sell more higher-margin facilities-based services.

      In September of 2003 we acquired substantially all of the assets and subscribers of TalkingNets, Inc., a voice and data communications provider that offered soft switched-based VoIP and high-speed data services to businesses. This acquisition was strategically significant as it gave us the capability to offer business customers in the business-intensive Mid-Atlantic and Northeast regions a carrier-class integrated voice and data service which utilizes VoIP.

      In December of 2003 we introduced an expanded range of VoIP products in the Washington, D.C. metropolitan region. In February of 2004 we introduced our full suite of VoIP and data bundles in the New York City metropolitan area.

THE DSL.NET SOLUTION

      We provide small and medium sized businesses and branch offices of larger businesses and their remote office users, with high-speed Internet access and data communications services, and integrated voice and data services, primarily using DSL and T-1 technology. Key elements of our solution are:

      HIGH-SPEED CONNECTIONS. We offer Internet access and private network services at speeds of up to 1.5 megabits per second, via SDSL and T-1 technology. Our network is designed to provide data transmission at the same speed to and from the customer, known as symmetrical data transmission, and is also capable of providing service at different speeds to and from the customers, known as asymmetrical data transmission. We believe that symmetrical data transmission is best suited for business applications, because business users require fast connections both to send and receive information, and to host advanced services and applications.

       VOICE OVER INTERNET PROTOCOL. We offer a full suite of VoIP-based telephone services in conjunction with our high speed data connections. Each bundle includes unlimited local, unlimited regional, and unlimited domestic long-distance calling (subject to certain limitations set forth in our service agreement). Multiple voice and data bundles varying by the number of phone lines and broadband speeds are available to meet the needs of a variety of business types and sizes. Our VoIP services are offered over a "quality of service" ("QoS") controlled network to ensure that telephone calls are delivered with carrier-grade quality.

      COMPLETE BUSINESS SOLUTION. We offer our customers a single point of contact for a complete solution that includes all of the necessary equipment and services to establish and maintain digital data communications. Our services include high-speed Internet access and data communications services, integrated voice and data services, frame relay, Web hosting, domain name system management, enhanced e-mail, on-line data backup and recovery services, firewalls, nationwide dial-up services and virtual private networks. Our network is designed to enable us to individually configure each customer's service remotely.

      ALWAYS-ON CONNECTIONS. With our high-speed service, customers can access the Internet continuously without having to dial into the network for each use. These "always-on" connections provide customers with the ability to readily access the Internet and transfer information. We charge our customers a flat fee per month for high-speed connectivity service rather than billing them based on usage.

      ATTRACTIVE VALUE PROPOSITION. Our DSL and T-1 services offer customers high-speed digital connections at prices that are attractive compared to the cost and performance of alternative data communications services, such as multiple dial-up connections, ISDN or traditional frame relay lines. We believe that our services also increase the productivity of network users by decreasing the time they spend connecting to the Internet and waiting for information downloads and transfers. The ability to bundle multiple services, such as Internet access, data communications and voice, over the same access line allows us to offer our services at price points which are significantly less than those of the same communications services if purchased separately.

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

OUR SERVICES

      As part of our service offerings, we function as our customers' Internet service provider and voice carrier, and deliver a range of Internet-based, value-added solutions. Our services currently include all necessary equipment, software and lines required to establish and maintain a digital Internet connection and carrier-class voice service. Our primary services include high-speed data communications, with or without Internet access, integrated voice and data services, e-mail, domain name system management and Web hosting. Other services provided by DSL.net include firewalls, on-line data backup and recovery services, nationwide dial-up services, private frame relay and virtual private networks that connect customers' various offices.

      Customers typically pay an installation charge and a monthly fee for our service. Revenue related to installation charges is deferred and amortized to revenue over 18 months, which is the average customer life of the existing customer base. The monthly fee for our data communications services includes all phone line charges, general Internet access services, e-mail, and domain name system management, including the issuance of Internet protocol ("IP") addresses for customers who wish to assign fixed IP addresses to their network computers. The monthly fee for our integrated voice and data service includes all phone line charges, general Internet access services, local and domestic long distance phone service (subject to subscription bundles and other restrictions set forth in the customer's service agreement), caller ID, call waiting, call forwarding, e-mail, and domain name system management, including the issuance of IP addresses. Customers generally contract for our services for a minimum of 12 or 24 months, depending upon the service, and are billed for services on a monthly basis.

CUSTOMERS

      Our target customers are primarily small and medium sized businesses and branch locations of larger enterprises and their remote office users. We sell to these customers primarily on a direct basis. In particular, we believe the following market segments are especially attractive prospective customers:

      o businesses currently using other high-speed data communications services, such as ISDN and frame relay services;

      o professional or service-based firms that have multiple Internet service provider dial-up accounts and phone lines;

      o branch office locations that require transmission of large files between locations;

      o businesses that use data-intensive applications, such as financial services, technology, and publishing; and

      o businesses that cannot afford to pay the costs for maintaining high-speed connections for voice and data services separately, but can justify the cost of a high-speed connection if shared for voice and data services.

      No customer accounted for more than 5% of our total revenue during the years ended December 31, 2003, 2002 and 2001.

SALES AND MARKETING

      Our marketing professionals have developed a methodology to identify the businesses that we believe would most likely benefit from our services. Once we identify businesses in a specific market, we employ a targeted local marketing strategy utilizing a variety of media but primarily focused on telemarketing efforts, direct mail and opt-in e-mail. Through inbound and outbound telesales campaigns, we utilize internal sales professionals to sell our services to prospective customers. We also partner with various resellers and referral channels, including local information technology professionals, application service providers and marketing partners to assist in the sale of our services.

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

CUSTOMER SUPPORT AND OPERATIONS

      Our customer support professionals serve as an information repository to our customers and work to streamline the ordering, installation and maintenance processes associated with data and voice communications and Internet access. They provide our customers with a single point of contact for implementation, maintenance and operations support.

      IMPLEMENTATION. We manage the implementation of our service for each customer. In areas where we have installed our own local communications facilities, we lease the copper telephone lines from the local telephone company. These lines run from our equipment located in the telephone company's central office to our customer. We test these lines to determine whether they meet our specifications and work with the local telephone company to correct any problems identified by our testing. In other areas, we utilize the local communications facilities of other carriers, and work with these carriers to provide the service. In both cases, field service technicians install the modem or router purchased or leased from us and any necessary wiring at our customers' offices and test the modem or router and connection over our network to confirm successful installation.

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

      OPERATIONS SUPPORT SYSTEMS. Our operations support systems are intended to improve many of our business processes, including customer billing, service activation, inventory control, customer care reports and maintenance reports. They have been designed to provide us with accurate, up-to-date information in these areas. Additional enhancements of these systems, including improved automation and support for voice services, were made in 2003. We believe that our operations support systems provide us with the flexibility to support additional customers and additional services.

OUR NETWORK

      Our network has been designed to deliver reliable, secure and scaleable high-speed, high-performance Internet access data communication services, local phone service as well as domestic and international long distance.

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

      o NEXT GENERATION VOIP TECHNOLOGY. We have deployed the latest in "session initiation protocol" ("SIP")-based, soft-switching technology to deliver voice services over our existing network backbone. In contrast to certain other VoIP services, our voice services are provided over a facilities-based, fully controlled, QoS-enabled network. This quality-of-service approach is designed to assure that adequate bandwidth is always available for the voice service and that the voice quality is equivalent to traditional voice services.

      o CONSISTENT PERFORMANCE WITH THE ABILITY TO EXPAND. We have designed our network to leverage the economics of DSL technology, to grow with our business and to provide consistent performance. We also use asynchronous transfer mode equipment in our network, which enables high-speed, high volume transmission of data.

      o SECURITY. Our network is designed to reduce the possibility of unauthorized access and to allow our customers to safely transmit and receive sensitive information and applications. The modems and routers we sell or lease to our customers for use in support of subscribed services are designed to work in conjunction with installed security systems and network servers in an effort to provide safe connections to the Internet and a secure operating environment.

       NETWORK COMPONENTS.  The primary components of our network are:

      o MODEMS, ROUTERS AND ON-SITE CONNECTIONS. We purchase modems and routers and provide them to our customers, as appropriate, depending on their specific needs and contractual service agreements. We configure the modem or router and arrange for the installation of the modem or router along with the on-site wiring needed to connect the modem or router to the copper telephone line. In areas where we have deployed our own local facilities, we either perform these services ourselves or we contract with independent field service organizations to perform these services on our behalf. In areas where we utilize the local facilities of other carriers, these other carriers (or their contractors) provide these installation services. We will either lease or sell customer premise equipment (modem or router) to our customers. When we lease the customer premise equipment, we charge the customer for the use of this equipment as part of our monthly service fee. These modems and routers are capitalized and depreciated over their estimated useful life of three years. Such leased equipment remains our exclusive property. When we sell customer premise equipment (modem or router) to the customer, we recognize the revenue from the sale and expense the cost of this equipment at the time of sale.

      o SOFT SWITCH, GATEWAYS AND MEDIA SERVERS. In support of our integrated voice and data offerings, we have deployed our own soft switching equipment, comparable in functionality to traditional Class 4 and Class 5 switches, to deliver business-class, line-side features to customers. We are directly interconnected to the public switched telephone network ("PSTN"), and do not rely on other service providers for access to the PSTN. Our integrated voice and data network uses soft switches, routers, and gateways from Cisco Systems. In addition, we utilize additional software applications to provide voice features and enhanced services.

      o COPPER TELEPHONE LINES. In areas where we have deployed our own local communications facilities, we lease a copper telephone line running to each customer from our equipment in the local telephone company's central office under terms specified in our interconnection agreements with these companies. In areas where we utilize the local communications facilities of other carriers, the carrier leases the telephone line from the local telephone company and makes that line available to us for our customer's use.

      o CENTRAL OFFICE COLLOCATION. Through our interconnection agreements, we secure space to locate our equipment in certain central offices of traditional local telephone companies and offer our services from these locations. These collocation spaces are designed to offer the same high reliability and availability standards as the telephone companies' own central office spaces. We install the equipment necessary to provide high-speed DSL or T-1 service to our customers in these spaces. We have continuous access to these spaces to install and maintain our equipment located in these central offices. In markets where we have not deployed our own equipment, we utilize the local facilities installed in central offices by other carriers, to provide high-speed connections to our customers.

      o NETWORK BACKBONE; CONNECTION TO THE INTERNET. Network traffic gathered at each of our central offices is directed to one of our regional hubs, if applicable in support of the customer's service, and then to the Internet. In certain areas where we offer service from more than one central office, network traffic is directed from each central office in that area to a local hub which aggregates its traffic along with the traffic from the other central offices located in that area and directs the traffic to a regional hub. At our regional hubs, we also connect to other carriers' networks via high-speed connections. Our hubs contain extra equipment and backup power to provide backup facilities in the event of an equipment failure and are actively monitored from our network operations center. We lease space for our hubs in facilities designed to host network equipment. Our hubs are connected to one another via high-speed data communications lines. We have agreements with MCI, Level 3 Communications and other carriers to provide this service. Internet connectivity is provided by various transit arrangements.

      o NETWORK OPERATIONS CENTER. Our network is managed from our network operations centers located in New Haven, Connecticut, and in Herndon, Virginia. We provide network management 24 hours a day, seven days a week. This enhances our ability to address performance and service issues before they affect our customers. From the network operations centers, we can monitor the performance of individual subscriber lines and the equipment and circuits in our network.

COMPETITION

      We face competition from many companies with significantly greater financial resources, well-established brand names and large installed customer bases. We expect that the level of competition in our markets may intensify in the future. We expect competition from:

       OTHER CARRIERS. A number of competitive carriers, including Covad Communications and New Edge Networks, offer DSL and T-1 services to residential and business customers. The Telecommunications Act of 1996 (the "Telecommunication Act") specifically grants competitive telecommunications companies, including other DSL providers, the right to negotiate interconnection agreements with traditional telephone companies, including interconnection agreements which may be identical in all respects to, or more favorable than, our agreements.

      INTERNET SERVICE PROVIDERS. Several national and regional Internet service providers, including UUNET, EarthLink and MegaPath, offer high-speed access capabilities, along with other products and services. These companies generally provide Internet access to residential and business customers through a host of methods, including DSL and T-1 services. These companies leverage wholesale arrangements to resell broadband access they purchase from facility-based broadband providers.

      NEXT GENERATION VOICE AND DATA PROVIDERS. A number of competitive carriers, including Cbeyond Communications, LLC and DSLi, offer converged voice and data products to residential and business customers. These companies provide services over a single data connection primarily using DSL and T-1 access methods.

      TRADITIONAL LOCAL TELEPHONE COMPANIES. Many of the traditional local telephone companies, including BellSouth, SBC Communications, Qwest and Verizon, are deploying DSL-based services, either directly or through affiliated companies. These companies have established brand names, possess sufficient capital to deploy DSL equipment rapidly, have their own copper telephone lines and can bundle digital data services with their existing voice services to achieve a competitive advantage in serving customers. In addition, these companies also offer high-speed data communications services that use other technologies, including T-1 services. We depend on these traditional local telephone companies to enter into agreements for interconnection and to provide us access to individual elements of their networks. Although the traditional local telephone companies are required to negotiate in good faith in connection with these agreements, future interconnection agreements may contain less favorable terms and result in a competitive advantage to the traditional local telephone companies.

      NATIONAL LONG DISTANCE CARRIERS. National long distance carriers, such as AT&T, Sprint, Williams and MCI, have deployed large-scale data networks, sell connectivity to businesses and residential customers, and have high brand recognition. They also have interconnection agreements with many of the traditional local telephone companies, and many offer competitive DSL and T-1 services.

      OTHER FIBER-BASED CARRIERS. Companies such as XO Communications and Choice One have extensive fiber networks in many metropolitan areas, primarily providing high-speed data and voice circuits to small and large corporations. They also have interconnection agreements with the traditional local telephone companies under which they have acquired collocation space in many large markets, and some offer competitive DSL and T-1 services.

      CABLE MODEM SERVICE PROVIDERS. Cable modem service providers, such as Time-Warner Cable, Comcast and RCN, offer high-speed Internet access over cable networks primarily to residential consumers. Where deployed, these networks provide high-speed local access services, in some cases at speeds higher than DSL service. They typically offer these services at lower prices than our services, in part by sharing the capacity available on their cable networks among multiple end users.

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

INTERCONNECTION AGREEMENTS WITH TRADITIONAL LOCAL TELEPHONE COMPANIES

      Under the 1996 Telecommunications Act, the traditional local telephone companies (which are often also referred to as "regional Bell operating companies" and "incumbent local exchange carriers") have a statutory duty to negotiate in good faith with us for agreements for interconnection and access to certain individual elements of their networks. This interconnection process is subject to review and approval by the state regulatory commissions. We have signed interconnection agreements with BellSouth, Cincinnati Bell, Frontier, SBC Communications, Qwest, Sprint, and Verizon, or their subsidiaries, which govern our relationships in 49 states and the District of Columbia. These agreements govern, among other things:

      o the price and other terms under which we locate our equipment in the telephone company's central offices,

      o the prices we pay both to direct the installment of, and to lease, copper telephone lines,

      o the special conditioning of these copper lines that the traditional telephone company provides to enable the transmission of DSL signals,

      o the price we pay to access the telephone company's transmission facilities, and

      o certain other terms and conditions of our relationship with the telephone company.

      We are negotiating renewal agreements with these carriers as the current agreements expire and are also negotiating amendments to existing agreements. Future interconnection agreements may contain terms and conditions less favorable to us than those in our current agreements and could increase our costs of operations, particularly if, in the wake of the recent decision of the D.C. Circuit Court in the action UNITED STATES TELECOM ASSOCIATION V. FEDERAL COMMUNICATIONS COMMISSION AND UNITED STATES OF AMERICA, CONSOLIDATED CASE NO. 00-1012, WL 374262 (D.C. CIR. MAR. 2 2004), the Federal Communications Commission (the "FCC") promulgates rules that discontinue, qualify or mitigate the current requirements regarding services and access that traditional local phone companies must provide and the pricing for such services and access. The decision is subject to future judicial review, and various parties, including the FCC and various state commissions, may seek a stay of the order and a rehearing and appeal of the decision. The FCC may re-issue sections of its Triennial Review Order, an order governing interconnection, the unbundling of network elements, and many other aspects of the relationships between new and traditional telephone companies. Any new rules may be less favorable to us, than the existing rules and may cause us to incur increased operating costs or significantly alter or curtail our operations.

      During our interconnection agreement negotiations, either the telephone company or we may submit disputes to the state regulatory commissions for mediation. Also, after the expiration of the statutory negotiation period set forth in the 1996 Telecommunications Act, we may submit outstanding disputes to the states for binding arbitration, in which the state regulatory commissions may arbitrate a new agreement or particular portions thereof.

      Under the 1996 Telecommunications Act, states have begun and, in a number of cases, completed, regulatory proceedings to determine the pricing of individual elements of networks and services. The results of these proceedings determine the price we pay for, and whether it is economically attractive for us to use, these elements and services. These prices may be subject to change as the result of ongoing and future regulatory proceedings.

      Our interconnection agreements generally have terms of one or two years. Therefore, we have renegotiated, and expect to continue to renegotiate, existing agreements when they expire. Although we expect to renew our interconnection agreements and believe the 1996 Telecommunications Act limits the ability of traditional local telephone companies not to renew these agreements, we may not succeed in extending or renegotiating our interconnection agreements on favorable terms. In addition, the traditional local telephone companies may seek to materially increase the pricing of the network elements that we lease from them and that are necessary for us to service our new and existing customers. Further, disputes have arisen and will likely arise in the future as a result of differences in interpretations of the interconnection agreements. These disputes have, in the past, delayed the deployment of our networks. Finally, the interconnection agreements are subject to state regulatory commission, FCC and judicial oversight. These government authorities may modify the terms of the interconnection agreements in ways that are harmful to our business.

GOVERNMENT REGULATIONS

      Significant portions of the services that we offer are subject to regulation at the federal and/or state levels. The FCC, and state public utility commissions regulate telecommunications common carriers, which are companies that offer telecommunications services to the public or to all prospective users on standardized rates and terms. Our DSL and other facilities-based data transport services are common carrier services.

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

      In recent years, the regulation of the telecommunications industry has been in a state of flux as the United States Congress and various state legislatures have passed laws seeking to foster greater competition in telecommunications markets. The FCC and state regulatory commissions have adopted many rules to implement those laws and to encourage competition. These changes, which are still incomplete, have created new opportunities and challenges for us and our competitors. However, certain of these and other existing federal and state regulations remain the subject of judicial proceedings, legislative hearings and administrative proposals, any or all of which could change, in varying degrees, the manner in which the telecommunications industry operates. For example, on March 2, 2004, the D.C. Circuit Court invalidated many sections of the FCC's Triennial Review Order (an order governing interconnection, the unbundling of network elements, and many other aspects of the relationships between new and traditional telephone companies), and, depending upon the outcome of certain stays and likely appeals, that decision could negatively impact the availability and pricing of various network elements and services which the traditional local telephone companies have previously offered to us. Neither the outcome of these various proceedings nor their impact upon the telecommunications industry or us can be predicted at this time. Indeed, future federal or state regulations and legislation may be less favorable to us than current regulations and legislation and therefore have a material and adverse impact on our business and financial prospects by undermining our ability to provide services at competitive prices. In addition, we may expend significant financial and managerial resources to participate in legislative, regulatory, or judicial proceedings at the federal and/or state level, without achieving favorable results.

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

      The 1996 Telecommunications Act places substantial interconnection requirements on the traditional local telephone companies, including the following obligations that are, to varying degrees and/or at varying times relevant to our business:

      o Traditional local telephone companies are required to provide physical collocation, which allows companies such as us and other interconnectors to install and maintain their own equipment in the central offices of traditional local telephone companies. This requirement is intended to enable us and other competitive carriers to deploy our equipment on a relatively convenient and economical basis and is integral to our business.

      o Traditional local telephone companies are required to unbundle certain components of their local service networks so that other providers of local service can compete for a wide range of local service customers. This requirement is designed to provide us flexibility to purchase only the network elements we require to deliver our services and is integral to our business.

      o Traditional local telephone companies are required to establish "wholesale" rates for their retail telecommunications services to promote resale by competitive local exchange carriers and other competitors.

      o Traditional local telephone companies are required to provide non-discriminatory access to telephone poles, ducts, conduits and rights-of-way, and this requirement is integral to our business.

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

      The FCC initiated this three-year review in early 2002, and on February 20, 2003, it voted to adopt new regulations pertaining to the unbundling obligations of the traditional local telephone companies. The FCC's Triennial Review Order (the "TRO") was released on August 21, 2003 and became effective October 3, 2003. However, the D.C. Circuit Court's March 2, 2004 decision vacated much of the TRO and remanded proceedings back to the FCC on certain issues. At this time we are unable to determine what requirements the FCC will include in its final rules or when those rules will be definitively promulgated (and when they will ultimately take effect, after challenge by various potential litigants). Nevertheless, the Court's order and the conclusions and directives contained in the order's accompanying opinion may have an adverse effect on the Company's ability to obtain the use of certain other facilities, equipment and services from the traditional local phone companies at prices substantially similar to those we currently pay.

      Several other issues that the TRO had addressed in a manner that was either favorable or neutral to the Company are now subject to uncertainty. Some of those issues ultimately may be determined in a manner unfavorable to the Company's interests and could have the effect of increasing our costs. Prospective modified FCC regulations might include changes:

      o to the preferred pricing formula for unbundled network elements provided to us by the traditional local telephone companies;

      o to the set of unbundled network elements that are subject to the FCC's recommended preferred pricing formula; and

      o to the set of network elements that are subject to the 1996 Telecommunications Act's unbundling requirements.

      Any changes on any of the foregoing issues that are decided in favor of the traditional local telephone companies would likely increase our costs of providing service to our customers. When effective, any new regulations may have a material adverse affect on our business, results of operations, cash flows, financial condition, or prospects.

      In one portion of the TRO that was not vacated by the D.C. Circuit Court's March 2, 2004 decision, the FCC announced that it would exempt from unbundling obligations certain loop transmission facilities that use fiber or new technologies for both the business and residential markets. Depending on how the new prospective rules are written and implemented, the traditional local telephone companies over time may decide to modify, characterize or replace their facilities in ways that would qualify them for this exemption and thereby preclude us from accessing these facilities pursuant to the terms of their interconnection agreements. Without access to these facilities, we may not be able to provide all or certain of our services in these areas.

      Another portion of the TRO that the D.C. Circuit Court recently upheld related to an FCC determination with respect to the unbundling of high frequency, broadband loops and circuits (commonly known as "high capacity dedicated transport facilities" and "fiber to the home" circuits and loops). As a result, the traditional local telephone companies need not make these types of loops and circuits available to competitive local exchange carriers like us for resale at wholesale or any other discounted rates. We do not significantly rely on such facilities and accordingly do not currently believe that such a result will have any material adverse effect on the Company in the foreseeable future; however, such developments could somewhat limit the number of acquisition targets that may have been otherwise potentially attractive to the Company.

      The FCC will eliminate the traditional local telephone companies' obligation to provide the high frequency portion of a copper loop to a competitive DSL provider, known as "line sharing," over the course of the next three years. Our current business is not directly affected because we do not use line sharing to provide services to our customers. Line sharing technology currently does not support the ability to provide the high-capacity symmetric services most desired by customers in the business market, and therefore has been primarily used by other competing carriers to provide DSL services in the residential market.

      The FCC's decisions and its rulemaking in response to related judicial activity will likely be subject to petitions for reconsideration and appeal. We cannot predict the outcome of these proceedings on our ability to offer services in the future.

      In addition to the TRO proceedings and related judicial activity, the FCC in February 2002 initiated a new proceeding that will reevaluate the appropriate degree of regulation of broadband services offered by the traditional local telephone companies, including whether they should continue to be required to offer network access to competitors such as us. Any changes to the obligation of the traditional local telephone companies to provide us with unbundled copper loops and/or interoffice transport could have significant adverse consequences for our business. It is currently unclear when a rule or decision regarding this specific matter will be issued.

      There is also the possibility that legislation will be proposed in the United States Congress that would limit our access to certain unbundled network elements. In 2002, the House of Representatives passed legislation known as the Tauzin-Dingell bill, which would have amended the 1996 Telecommunications Act to prohibit state or federal regulation of high-speed data services. While the legislation was ultimately not enacted, similar legislation may be proposed in the future. The effect of such legislation would be that the traditional local telephone companies would no longer be required to provide unbundled elements at cost-based rates (if at all) if those elements were to be used to provide high-speed data services.

      The traditional local telephone companies have also lobbied numerous state legislatures to adopt new legislation that would limit, or prohibit, the ability of their state utility commissions to expand upon certain federal requirements relating to the obligations of the traditional local telephone companies to provide access to competitors such as us. Because the existing FCC framework relies substantially on state implementation, the effect of such state legislation, if passed, could be to inhibit favorable implementation of the 1996 Telecommunications Act with respect to broadband services, and could negatively affect our ability to offer services in these states.

      Over the past three years, the FCC has granted authority to provide long distance inter-exchange service to Verizon, SBC, BellSouth and Qwest in many of the states where we do business, and numerous additional applications are pending or are expected in the near future. While we do not presently provide a material amount of long distance inter-exchange service, this ruling and any future similar rulings could negatively impact the future prospects for our business. First, the traditional local telephone companies are now able to offer bundled packages of local, long distance and data services that may be attractive to some of our existing and potential customers. Second, the prospect of long distance authority has served as a powerful incentive for the traditional local telephone companies to comply with their obligations under the 1996 Telecommunications Act given that compliance with the Act's requirements to provide unbundled network elements and collocation services to competitors such as us has been and remains a pre-requisite to the FCC's grant of permission to enter the long distance business. The traditional local telephone companies may not extend to us the same level of cooperation once they receive approval to provide long distance inter-exchange service.

        Pursuant to the 1996 Telecommunications Act, the FCC requires all telecommunications carriers providing interstate telecommunications services to contribute to a universal service fund used to provide subsidies to carriers that provide service to individuals that live in rural, insular, and high-cost areas, and to provide telecommunications-related services and facilities for schools, libraries and certain rural health care providers. The telecommunications portion of our service is currently subject to this requirement. For the fourth quarter of 2003, the FCC has established a contribution rate of 9.2% of our interstate telecommunications revenues. We pass the cost of our universal service fund contributions along to our customers. The FCC's implementation of universal service requirements remains subject to judicial and additional FCC review. In several new proceedings, the FCC will consider the degree to which companies providing services such as ours should be obligated to contribute to this fund. We are unable to predict the outcome of these proceedings and their impact on our business at this time.

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

INTELLECTUAL PROPERTY

      We regard our products, services and technology as proprietary and attempt to protect them with patents, copyrights, trademarks, trade secret laws, restrictions on disclosure and other methods, as applicable. For example, we own a federal supplemental registration and claim rights in the name DSL.net. There can be no assurance these methods will be sufficient to protect our technology and intellectual property. We also generally enter into confidentiality agreements with our employees, consultants and business partners; and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization, or to develop similar information independently. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries, and the global nature of the Internet makes it virtually impossible to control the ultimate destination of our technology or proprietary information. There can be no assurance that the steps we have taken will prevent misappropriation or infringement of our technology or proprietary information. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. In addition, some of our information, including our competitive carrier status in individual states and our interconnection agreements, is a matter of public record and can be readily obtained by our competitors and potential competitors, possibly to our detriment.

EMPLOYEES

      As of March 25, 2004, we had approximately 175 employees. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. Competition for qualified personnel can be intense, and we may be unable to identify, attract and retain such personnel in the future. In addition, reductions in our workforce (including those that we undertook in 2001, 2003 and 2004) may make it difficult to attract, hire and retain qualified personnel. None of our employees are represented by a labor union or are the subject of a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are good.

ITEM 2.  PROPERTIES

      Our headquarters consists of approximately 31,500 square feet in an office building in New Haven, Connecticut. We also lease other offices in Santa Cruz, California; Minneapolis, Minnesota; Wilmington, North Carolina; and Herndon, Virginia. We vacated and sublet the office in Santa Cruz, California from December, 2001 through July, 2003; our Santa Cruz office is currently vacant. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations". In addition, we lease space for network equipment installations in a number of other locations. With respect to our arrangements to use space in traditional telephone companies' central offices, please see
Item 1 - Business, "Interconnection Agreements with Traditional Local Telephone Companies."

ITEM 3.  LEGAL PROCEEDINGS

      A lawsuit for wrongful termination of employment was filed against us in the Superior Court in New Haven, Connecticut on July 29, 1999 by a former officer who was employed by us for less than two months. Plaintiff's claims are based chiefly on his allegation that we terminated his employment because he allegedly voiced concerns to senior management about the feasibility of certain aspects of our business strategy. The plaintiff is principally seeking compensatory damages for wages and unvested stock options. We deny the plaintiff's allegations and believe that his claims are without merit. We have been defending the case vigorously and plan to continue to do so.

      A lawsuit was filed against us in Connecticut State Court in the Judicial District of New Haven on January 15, 2004 by an individual who claims that he was offered a sales manager position at the Company in December 2003 but was wrongly deprived of that position at or immediately prior to his initial employment date. The plaintiff's complaint includes claims for breach of contract, negligent misrepresentation and intentional infliction of emotional distress. We deny the plaintiff's allegations and believe that his claims are without merit. We plan to defend the case vigorously.

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

      From time to time, we may be involved in other litigation concerning claims arising in the ordinary course of our business, including claims brought by current or former employees and claims related to acquisitions. We do not currently believe that any of these legal claims or proceedings will result in a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The information required by this Item 4 was included in Item 4 of Part II of the Quarterly Report on Form 10-Q for the fiscal periods ended September 30, 2003, which has been filed with the Securities and Exchange Commission.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

      As of March 1, 2004, there were approximately 609 holders of record of our common stock. Our common stock is listed for quotation on the Nasdaq SmallCap Market under the symbol "DSLN". Our common stock was listed for quotation on the Nasdaq National Market under the same symbol until July 22, 2002.

      The range of high and low bid prices per share of DSL.net's common stock as reported on the Nasdaq National Market and the Nasdaq SmallCap Market for the two most recent fiscal years are shown below. The last trading price of DSL.net common stock on March 25, 2004 was $ 0.48 per share.


             Quarter Ended                   High           Low
             -------------                   -----         -----
             March 31, 2002                  $1.38         $0.70
             June 30, 2002                    1.05          0.29
             September 30, 2002               0.45          0.24
             December 31, 2002                0.89          0.28
             March 31, 2003                   0.67          0.36
             June 30, 2003                    0.76          0.35
             September 30, 2003               1.07          0.51
             December 31, 2003               $0.77         $0.51

      On July 22, 2002, The Nasdaq Stock Market, Inc. ("Nasdaq") transferred the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. We applied for such transfer as a result of our non-compliance with Nasdaq's Marketplace Rule 4450(a)(5), which required us to maintain a minimum bid price of $1.00 per share for at least 10 consecutive trading days during the last ninety day period prior to July 17, 2002 in order to remain qualified for listing on the Nasdaq National Market. On October 16, 2002, Nasdaq notified us that, while we had not regained compliance by October 15, 2002 with the $1.00 minimum bid price per share requirement generally required for continued listing on the Nasdaq SmallCap Market, we did continue to meet the initial listing requirements for the Nasdaq

SmallCap Market under Rule 4310(c)(2)(A). As a result, we were afforded an additional 180 calendar days, or until April 14, 2003, to comply with the minimum bid price of $1.00 per share for 10 consecutive trading days, or such greater number of trading days as Nasdaq may have determined, in order to remain listed on the Nasdaq SmallCap Market. On March 11, 2003, Nasdaq amended its rules to provide that a company that satisfies the initial listing requirements for the Nasdaq SmallCap Market under Rule 4310(c)(2)(A) would have an additional 90 days (over the 180 days already contemplated by the Nasdaq SmallCap Market rules) to comply with the minimum bid price of $1.00 per share. On April 15, 2003, Nasdaq notified us that, while we had not regained compliance by April 14, 2003 with the $1.00 minimum bid price per share requirement generally required for continued listing on the Nasdaq SmallCap Market, we did continue to meet the initial listing requirements for the Nasdaq SmallCap Market under Rule 4310(c)(2)(A). As a result, we were afforded an additional 90 calendar days, or until July 14, 2003, to comply with the minimum bid price of $1.00 per share for 10 consecutive trading days, or such greater number of trading days as Nasdaq may have determined, in order to remain listed on the Nasdaq SmallCap Market. On July 15, 2003, we received notification from the Nasdaq staff indicating that our common stock failed to comply with the $1.00 closing bid price per-share requirement for 10 consecutive trading days as set forth in the Nasdaq's Marketplace Rule 4310(c)(4) and as such our common stock was subject to delisting from the Nasdaq SmallCap Market. We appealed this determination to a Listings Qualifications Panel and were subsequently granted an extension until November 17, 2003, to comply with the minimum bid price of $1.00 per share for a minimum of 10 consecutive days. On October 7, 2003, Nasdaq notified us that we had been granted an additional extension until December 8, 2003 to gain compliance with the minimum bid price rule pending SEC action on certain Nasdaq proposed rule changes (discussed below). On December 12, 2003, Nasdaq notified us that we had been granted an additional extension until January 30, 2004 to gain compliance with the minimum bid price rule. This extension was granted to allow for further developments in the pending SEC action on certain Nasdaq rule changes (discussed below). On December 23, 2003, the SEC approved certain modifications to Nasdaq's bid price requirements and subsequently notified us on January 2, 2004 that we had been granted an additional extension until April 19, 2004 to gain compliance with the minimum bid price rule as set forth in Nasdaq's newly amended Marketplace Rule 4310(c)(8)(D) (discussed below). There can be no assurance that we will be able to continue to remain listed on the Nasdaq SmallCap Market.

      Nasdaq submitted proposed rule changes to the SEC which proposed, among other things, to modify the grace periods for companies trying to come into compliance with the bid price requirements for continued listing. On December 23, 2003, the SEC approved certain modifications to Nasdaq's bid price requirements. Under the amended Marketplace Rule 4310(c)(8)(d), the Company has until April 19, 2004 to trade at or above $1.00 per share for a minimum of 10 consecutive trading days, or, if the bid price deficiency is not remedied by that date, to take steps for implementation of a reverse stock split in order to continue its Nasdaq SmallCap Market listing. At the annual meeting of stockholders held on October 14, 2003, our stockholders authorized our Board of Directors to implement a reverse stock split for this purpose, at their discretion.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

DIVIDEND POLICY

      We have never declared or paid any cash dividends on our common stock and currently intend to retain any future earnings for the future operation and expansion of our business. In addition, prior to and in preference to any declaration or payment of any cash dividends on our common stock, the holders of our Series X and Series Y preferred stock are entitled to receive cumulative dividends of $120.00 per share per annum when and as declared by the DSL.net Board of Directors. All such dividends on the Series X and Series Y preferred stock accrue monthly and are payable in cash, except in the case of the conversion of the Series X or Series Y preferred stock, as the case may be, into common stock, in which case dividends may be paid, at the sole option of DSL.net, in shares of DSL.net common stock. Notwithstanding the foregoing, accrued but unpaid dividends are payable upon the earliest to occur of:

      o the liquidation, dissolution, winding up or change in control of DSL.net,

      o the conversion of the Series X or Series Y preferred stock, as the case may be, into common stock, and

      o the redemption of the Series X or Series Y preferred stock, as the case may be.

During the second half of 2003 and the first quarter of 2004, all of the issued and outstanding shares of our Series Y preferred stock and 6,000 of the issued and outstanding shares of our Series X preferred stock were converted into shares of our common stock and all accrued dividends on these converted shares were paid in shares of our common stock. We do not anticipate that any cash dividends will be declared or paid on our common stock in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

      The following table provides information as of March 22, 2004 with respect to the shares of the Company's common stock that may be issued under the Company's existing equity compensation plans:

-----------------------------------------------------------------------------------------------------
                               Number of        Weighted Average     Number of Securities Remaining
                            Securities to be    Exercise Price of     Available for Future Issuance
                              Issued upon      Outstanding Options   Under Equity Compensation Plans
                              Exercise of                            (Excluding Securities Reflected
                              Outstanding                                  in the first Column)
   Plan Category                Options
-------------------------- ------------------ --------------------- ---------------------------------
   Equity
   Compensation Plans
   Approved by
   Shareholders                38,194,897             $0.81                    12,373,979
-------------------------- ------------------ --------------------- ---------------------------------
   Equity
   Compensation Plans
   Not Approved by
   Shareholders                      --                 --                           --
-------------------------- ------------------ --------------------- ---------------------------------
   Total                       38,194,897             $0.81                    12,373,979
-------------------------- ------------------ --------------------- ---------------------------------

RECENT SALES OF UNREGISTERED SECURITIES

      Between July 2003 and March 2004, we issued 37,710,788 shares of our common stock upon conversion of 15,000 shares of our Series Y preferred stock (33,890,669 shares upon conversion and 3,820,119 shares issued as dividends) and we issued 35,650,165 shares of our common stock upon conversion of 6,000 shares of our Series X preferred stock (33,333,333 shares upon conversion and 2,316,832 shares issued as dividends).

      No underwriters were involved in the foregoing sales of securities. Such sales were made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, set forth in Sections 3(a)(9) and 4(2) thereof.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

       The following historical data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, except for "Other Data," has been derived from our financial statements audited by PricewaterhouseCoopers LLP, independent accountants. Our balance sheets at December 31, 2003 and 2002 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2003, 2002 and 2001 and notes thereto appear elsewhere in this annual report on Form 10-K.

       Reference is also made to "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the more complete financial information included elsewhere in this annual report on Form 10-K.

                                                                          Year Ended December 31,
                                                 --------------------------------------------------------------------------
                                                    2003            2002            2001            2000            1999
                                                 --------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenue                                          $   71,333      $   45,530      $   41,969      $   17,789      $    1,313
Operating expenses:
Network (A)                                          51,452          33,470          44,451          30,599           1,641
Operations (A)                                       11,873          7, 949          45,752          32,112           5,974
General and administrative (A)                       12,200          11,403          25,229          17,974           4,782
Sales and marketing (A)                               8,642           6,969          13,188          25,263           6,848
Stock compensation                                      438           1,228           1,202           3,192           4,108
Depreciation and amortization                        16,359          20,332          28,043          21,133           1,831
                                                 --------------------------------------------------------------------------
Total operating expenses                            100,964          81,351         157,865         130,273          25,184

Operating loss                                      (29,631)        (35,821)       (115,896)       (112,484)        (23,871)

Interest income (expense), net                       (2,936)           (458)            455           6,730           1,889
Other (expense) income, net                          (2,430)            185             (13)             (9)             (6)
                                                 --------------------------------------------------------------------------

Net loss                                         $  (34,997)     $  (36,094)     $ (115,454)     $ (105,763)     $  (21,988)

Exchange of preferred stock                            --              --              --              --           (11,998)
Dividends on preferred stock                         (3,698)         (3,573)           (122)           --              --
Accretion of preferred stock                        (14,327)        (10,078)           (348)           --              --
                                                 --------------------------------------------------------------------------

Net loss applicable to common stockholders       $  (53,022)     $  (49,745)     $ (115,924)     $ (105,763)     $  (33,986)
                                                 --------------------------------------------------------------------------

NET LOSS PER COMMON SHARE DATA:
Net Loss per common share, basic and
diluted                                          $    (0.72)     $    (0.77)     $    (1.81)     $    (1.75)     $    (2.05)
Shares used in computing net loss per share          74,126          64,858          63,939          60,593          16,550

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          Year Ended December 31,
                                                 --------------------------------------------------------------------------
                                                    2003            2002            2001            2000            1999
                                                 --------------------------------------------------------------------------
CASH FLOW DATA:
Used in operating activities                     $  (13,715)     $  (17,706)     $  (62,989)     $  (74,986)     $   (6,343)
Used in investing activities                        (11,135)         (2,368)         (2,921)        (60,225)        (49,264)
Provided by financing activities                 $   27,311      $   12,107      $   12,871      $  141,960      $  121,142

OTHER DATA:
Reconciliation of net loss to adjusted EBITDA:
   Net loss                                      $  (34,997)     $  (36,094)     $ (115,454)     $ (105,763)     $  (21,988)
   Add:  Interest and other (income) expense,
             net                                      5,366             273            (442)         (6,721)         (1,883)
             Depreciation and amortization           16,359          20,332          28,043          21,133           1,831
             Stock compensation                         438           1,228           1,202           3,192           4,108
                                                 --------------------------------------------------------------------------
   Adjusted EBITDA (B)                           $  (12,834)     $  (14,261)     $  (86,651)     $  (88,159)     $  (17,932)
                                                 --------------------------------------------------------------------------

Reconciliation of Adjusted EBITDA to net cash used in operating activities:

Adjusted EBITDA                                  $  (12,834)     $  (14,261)     $  (86,651)     $  (88,159)     $  (17,932)

 Interest and other (expense) income, net              (450)           (444)            611           6,764           1,926
 Financing costs (deferrals) expenses                  (183)           --                49              21              14
 Bad debt expense                                     2,117           2,536           2,996             700              63
 Sales discounts                                        394           1,181           1,498             590            --
 Restructuring / impairment charges                    --              --            34,083           1,417            --
 Write off / sales of equipment                          46             555             229              (7)           --
 Net changes in  assets and liabilities              (2,805)         (7,273)        (15,804)          3,687           9,586
                                                 --------------------------------------------------------------------------
Net cash used in operating activities            $  (13,715)     $  (17,706)     $  (62,989)     $  (74,986)     $   (6,343)
                                                 ==========================================================================

Capital expenditures                             $    2,405      $    1,647      $    5,345      $   55,943      $   33,811

                                                                                December 31,
                                                 --------------------------------------------------------------------------
                                                    2003            2002            2001            2000            1999
                                                 --------------------------------------------------------------------------
Balance Sheet Data:
Cash, cash equivalents, restricted cash
  and marketable securities                      $   13,784      $   11,319      $   19,631      $   76,435      $   79,452
Total assets                                         59,061          53,496          81,024         194,806         117,632
Long-term obligations (including current
  portion)                                            5,529           4,565           7,463          14,114           3,056
Mandatorily redeemable convertible
  preferred stock                                    17,019          14,122             470            --              --
Stockholders' equity                             $   18,300      $   20,751      $   50,725      $  149,417      $  100,733

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      (A) Excluding stock compensation, depreciation and amortization.

      (B) Adjusted EBITDA, shown above under "Other Data", consists of net loss excluding net interest and other income/expense, taxes, depreciation, amortization of intangibles and non-cash stock compensation expense. Other companies, however, may calculate Adjusted EBITDA differently from us. We have provided Adjusted EBITDA because it is a measure of financial performance commonly used for comparing companies in the telecommunications industry in terms of operating performance, leverage, and ability to incur and service debt. Adjusted EBITDA is not a measure determined under generally accepted accounting principles. Adjusted EBITDA should not be considered in isolation from, and you should not construe it as a substitute for:

      o  operating loss as an indicator of our operating performance,

      o  cash flows from operating activities as a measure of liquidity,

      o other consolidated statement of operations or cash flows data presented in accordance with generally accepted accounting principles, or

      o  as a measure of profitability or liquidity.

      The above financial data includes the operating results of acquisitions from their acquisition date, which consequently will affect the comparability of such financial data from year to year.

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

OVERVIEW

OUR BUSINESS

      We provide high-speed data communications, Internet access, and related services to small

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

and medium sized businesses and branch offices of larger businesses and their remote office users, throughout the United States, primarily utilizing digital subscriber line ("DSL") and T-1 technology. In September of 2003, we expanded our service offerings to business customers in select Mid-Atlantic and Northeast markets to include integrated voice and data services using VoIP. Our networks enable data transport over existing copper telephone lines at speeds of up to
1.5 megabits per second. Our product offerings also include Web hosting, domain name system management, enhanced e-mail, on-line data backup and recovery services, firewalls, nationwide dial-up services, private frame relay services and virtual private networks.

      We sell directly to businesses, primarily through our own direct sales force, and to third party resellers whose end users are typically business-class customers. We deploy our own local communications equipment primarily in select first and second tier cities. In certain markets where we have not deployed our own equipment, we utilize the local facilities of other carriers to provide our service.

OUR GROWTH STRATEGY

      In addition to our internal sales and marketing efforts, our strategic goals have been focused on accelerating our growth and expanding our network and customer base through select acquisitions of customer lines, assets and/or businesses. During 2003, we completed the following strategically significant acquisitions:

      o In January 2003, we acquired the majority of Network Access Solutions Corporation's ("NAS") operations and assets, including operations and equipment in approximately 300 central offices extending from Virginia to Massachusetts, and approximately 11,500 subscriber lines (the "NAS Assets"). This acquisition significantly increased our facilities-based footprint in one of the largest business markets in the United States, providing us with increased opportunities to sell more higher-margin, facilities-based services. Currently, we operate equipment in approximately 490 central offices located in approximately 340 cities in the United States.

      o In September 2003, we acquired substantially all of the assets and subscribers of TalkingNets, Inc., a voice and data communications provider that offered soft switched-based VoIP and high-speed data services to businesses. This acquisition gave us the capability to offer business customers in the business-intensive Mid-Atlantic and Northeast regions a carrier-class integrated voice and data service which utilizes VoIP. In December 2003, we introduced in the Washington, D.C. metropolitan region, an expanded range of VoIP products that offered integrated voice and data services utilizing DSL-based services in addition to our T-1 based services. In February 2004, we introduced our full suite of VoIP and data bundles in the New York City metropolitan area.

      We continuously identify and evaluate acquisition candidates, and in many cases engage in discussions and negotiations regarding potential acquisitions. Acquisition candidates include both subscriber lines and whole businesses. Our discussions and negotiations may not result in an acquisition. Further, if we make any acquisitions, we may not be able to operate any acquired businesses profitably or otherwise successfully implement our expansion strategy. We intend to continue to seek additional opportunities for further acquisitions, which we believe represents a distinct opportunity to accelerate our growth. We may need to obtain additional funding to finance additional acquisitions, accordingly, we continue to engage and pursue discussions with potential investors.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      We also believe there are significant revenue growth opportunities for our newly introduced VoIP suite of integrated voice and data services. We may also seek additional funding to expand our voice network in order to accelerate this growth opportunity.

OUR CASH FINANCINGS AND CONSTRAINTS

      Although we have made noticeable progress in reducing the amount of cash used by our operations, we have not been able to finance our operations from cash provided by operations. In 2003, 2002 and 2001, net cash used in our operating activities was approximately $13,715, $17,706 and $62,989, respectively. The reductions in cash used for operating activities as a percent of revenues over the three-year period was primarily attributable to increased revenues and related margins, primarily resulting from acquisitions, combined with reduced operational expenses (network, operations, selling, general and administrative expenses), primarily resulting from our restructuring and cost containment efforts (discussed below).

      We also have incurred operating losses and net losses for each month since our formation in 1998. As of December 31, 2003 and 2002, we had accumulated deficits of approximately $319,488 and $284,491, respectively.

      In addition, our growth strategies have required significant capital and cash investments. Our operating cash shortfalls and investments have been financed principally with the proceeds from the sale of stock and from borrowings, including equipment lease financings. Our most significant recent financings include:

      o In July 2003, we executed a note and warrant purchase agreement for the sale of $30,000 in senior secured promissory notes and issuance of warrants to purchase 157,894,737 shares of our common stock at an exercise price of $0.38 per share for an aggregate purchase price for the notes and warrants of $30,000. We used approximately $10,200 of the proceeds from this financing to prepay approximately $14,600 in pre-existing debt and lease obligations.

      o In late 2001 and early 2002, we secured additional private equity financing from the sale of $35,000 of our Series X and Series Y preferred stock.

      Our independent accountants have noted in their report that our sustained operating losses raise substantial doubt about our ability to continue as a going concern. Our business plan includes modest revenue growth for 2004 generated from internal direct marketing sales efforts and additional operational cost savings to be obtained from streamlining our network and further reducing discretionary and controllable costs. During the last quarter of 2003 and the first quarter of 2004, we began implementing some of these cost reduction measures, including a reduction-in-force of approximately 63 employees on March 25, 2004. Accordingly, based on our current business plans and projections as approved by our Board of Directors, we believe that our existing cash and cash expected to be generated from operations will be sufficient to fund our operating losses, capital expenditures, lease payments, and working capital requirements into 2005. Failure to generate sufficient revenues, contain certain discretionary spending or achieve certain other business plan objectives could have a material adverse affect on our results of operations, cash flows and financial position, including our ability to continue as a going concern.

      We intend to use our cash resources to finance our capital expenditures and for our working capital and other general corporate purposes. We may also need additional funding to pursue our strategic objective of accelerating our growth through acquisition of complementary businesses, subscriber lines and other assets. The amounts actually expended for these purposes will vary

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

significantly depending on a number of factors, including market acceptance of our services, revenue growth, planned capital expenditures, cash generated from operations, improvements in operating productivity, the extent and timing of entry into new markets, and availability of and prices paid for acquisitions.

      Our cash requirements may vary based upon the timing and the success of implementation of our business plan or if:

      o demand for our services or our cash flow from operations is less than or more than expected;

      o  our plans or projections change or prove to be inaccurate;

      o  we make acquisitions;

      o  we alter the schedule or targets of our business plan implementation;
         or

      o  we curtail and/or reorganize our operations.


      Our financial performance, and whether we achieve profitability or become cash flow positive, will depend on a number of factors, including:

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

      o successful implementation and management of financial, information management and operations support systems to efficiently and cost-effectively manage our operational growth; and

      o favorable outcome of federal and state regulatory proceedings and related judicial proceedings, including proceedings relating to the 1996 Telecommunications Act and the Federal Communications Commissions' Triennial Review Order.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      There can be no assurance that we will be able to achieve our business plan objectives or that we will achieve or maintain cash flow positive operating results. If we are unable to generate adequate funds from our operations, we may not be able to continue to operate our network, respond to competitive pressures or fund our operations. As a result, we may be required to significantly reduce, reorganize, discontinue or shut down our operations. Our financial statements do not include any adjustments that might result from this uncertainty.

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

      Revenue is recognized pursuant to the terms of each contract on a monthly service fee basis, which varies based on the speed of the customer's Internet connection and the services ordered by the customer. The monthly fee includes phone line charges, Internet access charges, the cost of the equipment installed at the customer's site and the other services we provide, as applicable. Revenue that is billed in advance of the services provided is deferred until the services are rendered. Revenue related to installation charges is also deferred and amortized to revenue over 18 months. Related direct costs incurred (up to the amount of deferred revenue) are also deferred and amortized to expense over 18 months. Any excess direct costs over installation charges are charged to expense as incurred. In certain instances, we negotiate credits and allowances for

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

service related matters. We establish a reserve for such credits based on historical experience. From time to time we offer sales incentives to our customers in the form of rebates toward select installation services and customer premise equipment. We record a liability based on historical experience for such estimated rebate costs, with a corresponding reduction to revenue.

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

GOODWILL AND OTHER LONG-LIVED ASSETS

      We account for our long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" ("SFAS No. 144"), which requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets.

      Effective January 1, 2002, we adopted SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS No. 142"). This statement requires that the amortization of goodwill be discontinued and instead an impairment approach be applied. The impairment tests were performed during the first quarter of 2002 and last quarters of 2002 and 2003, and will be performed annually hereafter (or more often if adverse events occur) and are based upon a fair value approach rather than an evaluation of the undiscounted cash flows. If impairment exists, under SFAS No. 142, the resulting charge is determined by the recalculation of goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. We did not record any goodwill impairment adjustments resulting from our impairment reviews during 2002 and 2003.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We primarily sell our services directly to end users mainly consisting of small to medium sized businesses, but we also sell our services to

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

certain resellers, such as to Internet service providers ("ISPs"). We believe that we do not have significant exposure or concentrations of credit risk with respect to any given customer, as no customer accounted for more than 5% of annual revenues for the years ended December 31, 2003, 2002 or 2001, respectively. However, if the country or any region we service, experiences an economic downturn, the financial condition of our customers could be adversely affected, which could result in their inability to make payments to us. This could require additional provisions for allowances. In addition, a negative impact on revenue related to those customers may occur.

      With the acquisition of the NAS Assets on January 10, 2003, we acquired a number of end users, some of whom we service indirectly through various ISPs. We sell our services to such ISP's who then resell such services to the end user. We have some increased exposure and concentration of credit risk pertaining to such ISPs. However, no individual customer accounted for more than 5% of revenue for 2003.

INVENTORY

      Inventories consist of modems and routers (customer premise equipment or "CPE") which we either sell or lease to customers, and are required to establish a high speed DSL or T-1 digital connection. Inventories are stated at the lower of cost or market. Cost of inventory is determined on the "first-in, first-out" ("FIFO") or average cost methods. We establish inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments and other factors.

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

      We have not generated any taxable income to date and, therefore, have not paid any federal income taxes since inception. Our state and federal net operating loss carryforwards begin to expire in 2004 and 2019, respectively. Use of our net operating loss carryforwards may be subject to significant annual limitations resulting from a change in control due to securities issuances including our sales of Series X preferred stock and Series Y preferred stock in 2001 and 2002 and from the sale of $30,000 in notes and warrants in 2003. We are currently assessing the potential impact resulting from these transactions. We have provided a valuation allowance for the full amount of the net deferred tax asset since management has not determined that these future benefits will more likely than not be realized.

LITIGATION

      From time to time, we may be involved in litigation concerning claims arising in the ordinary course of our business, including claims brought by current or former employees and claims related to acquisitions. We record liabilities when a loss is probable and can be reasonably estimated. These estimates are based on an analysis made by legal counsel who consider information known at the time. We believe we have made reasonable estimates in the past; however, court decisions could cause liabilities to be incurred in excess of estimates.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 2001, SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS" ("SFAS No. 143") was issued. SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs that result from the acquisition, construction, or development and normal operation of a long-lived asset. Upon initial recognition of a liability for an asset retirement obligation, SFAS No.143 requires an increase in the carrying amount of the related long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the assets useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement on January 1, 2003, did not have a material affect on our financial position or results of operations.

      In August 2001, SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" was issued. SFAS No. 144 supersedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF" and supercedes and amends certain other accounting pronouncements. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues associated with SFAS No. 121. Among other things, SFAS No. 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have an impact on our financial position and results of operations in 2002 or 2003.

      In June 2002, SFAS No. 146, "ACCOUNTING FOR EXIT OR DISPOSAL ACTIVITIES" ("SFAS No. 146"). was issued. SFAS No. 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. The provisions of the statement are effective for disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our financial position or results of operations.

      In December 2002, SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF SFAS NO. 123" ("SFAS No. 148") was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided for in SFAS No. 148, the Company has elected not to transition to the fair value based method of accounting for stock based employee compensation; it has, however, adopted the amended disclosure requirements provided under SFAS No. 148 and incorporated those requirements into its financial statements.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS," ("FIN 45"). FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires an entity to recognize an initial liability for

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

the fair value of an obligation assumed by issuing a guarantee. The disclosure requirements of FIN 45 are effective for all financial statements issued after December 15, 2002. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material affect on our financial position, results of operations or cash flows.

      In January 2003, the FASB issued FIN No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES." FIN No.46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 is effective for variable interest entities created after January 31, 2003 and to any variable interest entities in which the company obtains an interest after that date. FIN No. 46 was originally effective for the quarter ending September 30, 2003 for variable interest entities in which the company held a variable interest that it acquired before February 1, 2003. However, in October 2003, the FASB deferred the effective date for implementation of FIN No. 46 until December 31, 2003. Accordingly, we adopted FIN No. 46 effective December 31, 2003 with no material impact on our financial condition or results of operations.

      In April 2003, the FASB issued SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." ("SFAS No. 149") SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 was effective for certain contracts entered into or modified after June 30, 2003. We adopted SFAS No. 149 effective July 1, 2003 with no material impact on our financial condition or results of operations.

      In May 2003, the FASB issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY" ("SFAS No. 150"). SFAS No. 150 specifies that freestanding financial instruments within its scope constitute obligations of the issuer and that, therefore, the issuer must classify them as liabilities. Such freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets and certain obligations to issue a variable number of shares. SFAS No. 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 was effective at the beginning of the third quarter of 2003. We adopted SFAS No. 150 effective July 1, 2003 with no material impact on our financial condition or results of operations.

      In May 2003, The Emerging Issues Task Force ("EITF") released Issue No. 00-21 "REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES" ("EITF 00-21"). EITF 00-21 requires that: (i) revenue arrangements with multiple deliverables be divided into separate units of accounting if: the deliverables in the arrangement have value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the undelivered items; and if the arrangement includes a right of return of a delivered item, delivery or performance of the undelivered items is considered probable and substantially in control of the vendor, (ii) arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, and (iii) applicable revenue recognition criteria should be considered separately for separate units of accounting. EITF 00-21 became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We have not yet adopted EITF 00-21, but we have evaluated the impact of adoption, and determined that it would not have a material effect on our financial condition or results of operations.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

RESULTS OF OPERATIONS

      The following table depicts our results of operations data and the components of net loss as a percentage of revenue:

                                                                    Year Ended December 31,
                                                                    -----------------------
                                                              2003           2002           2001
                                                              ----           ----           ----
          Revenue                                            100.0%         100.0%         100.0%
                                                            --------------------------------------
          Operating expenses:
             Network (excluding stock compensation)           72.1%          73.5%         105.9%

             Operations
             (excluding stock compensation)                   16.6%          17.4%         109.0%

             General and administrative
             (excluding stock compensation)                   17.2%          25.0%          60.1%

             Sales and marketing
             (excluding stock compensation)                   12.1%          15.3%          31.4%

             Stock compensation                                0.6%           2.7%           2.9%

             Depreciation and amortization                    22.9%          44.7%          66.8%
                                                            --------------------------------------

          Total operating expenses                           141.5%         178.7%         376.1%

          Operating loss                                     (41.5)%        (78.7)%       (276.1)%

          Interest (expense) income, net                      (4.1)%         (1.0)%          1.0%

          Other (expense) income, net                         (3.4)%          0.4%           0.0%
                                                            --------------------------------------

          Net loss                                           (49.0)%        (79.3)%       (275.1)%
                                                            --------------------------------------

          Net loss applicable to common stockholders:
             Net loss                                        (49.0)%        (79.3)%       (275.1)%

             Dividends on preferred stock                     (5.2)%         (7.8)%         (0.3)%

             Accretion of preferred stock                    (20.1)%        (22.1)%         (0.8)%
                                                            --------------------------------------

          Net loss applicable to common stockholders         (74.3)%       (109.3)%       (276.2)%
                                                            --------------------------------------

      REVENUE. Revenue is recognized pursuant to the terms of each contract on a monthly service fee basis, which varies based on the speed of the customer's broadband connection and the services ordered by the customer. The monthly fee includes all phone line charges, Internet access charges, the cost of any leased equipment installed at the customer's site and the other services we provide, as applicable. Revenue that is billed in advance of the provision of services is deferred until the services are provided. Revenue related to installation charges is deferred and amortized to revenue over 18 months, which is the average customer life of the existing customer

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

base. Related direct costs incurred (up to the amount of deferred revenue) are also deferred and amortized to expense over 18 months. Any excess direct costs over installation charges are charged to expense as incurred. In certain instances, we negotiate credits and allowances for service related matters. We establish a reserve against revenue for such credits based on historical experience. From time to time we offer sales incentives to our customers in the form of rebates toward select installation services and customer premise equipment. We record a liability based on historical experience for such estimated rebate costs, with a corresponding reduction to revenue.

      Revenue increased to approximately $71,333 for the year ended December 31, 2003, from approximately $45,530 for the year ended December 31, 2002, and from approximately $41,969 for the year ended December 31, 2001. Revenue increased primarily due to the expansion of our network, the increased number of customers subscribing for our services and contributions from acquisitions of certain network assets, equipment and associated subscriber lines of NAS during 2003, certain subscriber lines of Broadslate Networks, Inc. ("Broadslate") and Abacus America, Inc. ("Abacus") during 2002 and certain subscriber lines of Covad Communications, Inc. ("Covad") under its Safety Net program, and Zyan Communications, Inc. ("Zyan") during 2001. The revenue attributable to contributions from acquired businesses was approximately $23,013, $2,069 and $5,326 for the years ended December 31, 2003, 2002 and 2001, respectively.

       NETWORK EXPENSES. Our network expenses include costs related to network engineering and network field operations personnel, costs for telecommunications lines between customers, central offices, network service providers and our network, costs for rent and power at our central offices, costs to connect to the Internet, costs of customer line installations and the costs of customer premise equipment when sold to our customers. We lease high-speed lines and other network capacity to connect our central office equipment and our network. Costs incurred to connect to the Internet are expected to vary as the volume of data communications traffic generated by our customers varies.

      Network expenses increased to approximately $51,452 for the year ended December 31, 2003, from approximately $33,470 for the year ended December 31, 2002. The increase in network expenses between 2003 and 2002 of approximately $17,982 was primarily attributed to increased telecommunications expenses of approximately $16,299 and increased network engineering and field operations personnel expenses of approximately $1,279 resulting from our acquisition of the NAS Assets. The increase was also attributable to increased subcontract labor and consulting fees of approximately $886 related to increased customer installations and the elimination of certain duplicate central offices, and was partially offset by net decreases in miscellaneous other expenses of approximately $483. Network expenses decreased to $33,470 for the year ended December 31, 2002, from approximately $44,451 for the year ended December 31, 2001. The decrease in network expenses between 2002 and 2001 of approximately $10,980 was primarily attributable to decreased telecommunications expenses resulting from our restructuring and cost containment efforts during 2001 (see Restructuring and Impairment Charges, below).

      OPERATIONS EXPENSES. Our operations expenses include costs related to customer care, customer provisioning, customer billing, customer technical assistance, purchasing, headquarters facilities operations, operating systems maintenance and support and other related overhead expenses.

      Operations expenses increased to approximately $11,873 for the year ended December 31, 2003, from $7,949 for the year ended December 31, 2002. The increase in operations expenses

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

between 2003 and 2002 of approximately $3,924 was primarily attributed to increases in operations personnel expenses of approximately $2,346, other outside services of approximately $1,230, equipment costs of approximately $95 and net increases in other miscellaneous expenses of approximately $253. All such increases were primarily associated with the acquisition of the NAS Assets. Operations expenses decreased to approximately $7,949 for the year ended December 31, 2002, from approximately $45,752 for the year ended December 31, 2001. The decrease in operations expenses between 2002 and 2001 of approximately $37,803 was primarily due to decreased expenses resulting from our cost containment efforts during 2001. These included reductions in restructuring charges of approximately $31,511, reductions of approximately $3,739 in salaries and benefits, reductions of approximately $1,349 in professional and consulting services, reductions of approximately $922 in equipment costs and reductions of approximately $282 in travel and entertainment and other expenses due to our cost containment efforts.

      GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of costs relating to human resources, finance, executive, administrative services, recruiting, insurance, legal and auditing services, leased office facilities rent and bad debt expenses.

      General and administrative expenses increased to approximately $12,200 for the year ended December 31, 2003, from approximately $11,403 for the year ended December 31, 2002. The increase from 2002 to 2003 of approximately $797 was primarily due to increases in professional fees of approximately $750, tax expenses of approximately $735, and miscellaneous expenses of approximately $320. These increased expenses were partially offset by reductions in salaries and benefits of approximately $266, bad debt expenses of approximately $481, and insurance expenses of approximately $262. General and administrative expenses decreased to approximately $11,403 for the year ended December 31, 2002, from approximately $25,229 for the year ended December 31, 2001. The decrease from 2002 to 2001 of approximately $13,826 was primarily due to decreases resulting from our restructuring and cost containment efforts during 2001 and included reductions in restructuring and impairment charges of approximately $6,998, professional fees of approximately $1,897, salaries and benefits of approximately $2,000, sales, use, property and other taxes of approximately $1,955, bad debt expense of approximately $542 and other expenses of approximately $755. These reductions were partially offset by increased insurance costs of approximately $321.

       In March 2002, we filed an application with the Connecticut Department of Revenue Services for research and development expenditure credits for the 1999 and 2000 calendar years. The credits were approved as a reduction against our corporation business tax. With regard to credits approved for the 2000 calendar year, we were entitled to elect a cash refund at 65 percent of the approved credit. We elected to receive the 2000 calendar year credit as a cash refund of approximately $1,301. The 1999 calendar year credit of approximately $671 is available as a carryforward offset to future State of Connecticut business taxes. In July of 2002, we received the first installment of the cash refund pertaining to the 2000 calendar year of approximately $1,000. In July, 2003, we received the second installment of approximately $150 (which was recorded as a reduction of general and administrative expenses) with the remaining balance of approximately $151 payable in July 2004. Upon receipt of the research and development credits, we were obligated to pay approximately $402 to a professional service provider as a result of a contingent fee arrangement for professional services in connection with obtaining such credits. For the year ended December 31, 2002, we recorded the $1,000 refund as a reduction in our state corporate franchise tax expenses which are included in general and administrative expenses, and the $402 contingent fee as professional services expenses, also included in general and administrative expenses.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      SALES AND MARKETING. Our sales and marketing expenses consist primarily of expenses for personnel, the development of our brand name, promotional materials, direct mail advertising and sales commissions and incentives.

      Sales and marketing expenses increased to approximately $8,642 for the year ended December 31, 2003, from approximately $6,969 for the year ended December 31, 2002. The increase in sales and marketing expenses during 2003 of approximately $1,673 was primarily due to increases in salaries and benefits expenses of approximately $1,685 and miscellaneous expenses of approximately $128 which were partially offset by reductions in advertising expense of approximately $140. Sales and marketing expenses decreased to approximately $6,969 for the year ended December 31, 2002, from approximately $13,188 for the year ended December 31, 2001. The decrease in sales and marketing expenses during 2002 of approximately $6,219 was primarily due to decreased costs that resulted from our restructuring and cost containment efforts during 2001, including reductions in advertising and direct mail marketing expenses of approximately $2,414, salaries and benefits of approximately $1,880, professional and consulting services of approximately $1,752 and other expenses of approximately $173.

       STOCK COMPENSATION. We incurred non-cash stock compensation expenses as a result of the granting of stock and stock options to employees, directors and members of our former board of advisors with exercise prices per share subsequently determined to be below the fair values per share of our common stock for financial reporting purposes at the dates of grant. The stock compensation, if vested, was charged immediately to expense, while non-vested compensation is being amortized over the vesting period of the applicable options or stock, which is generally 48 months for initial grants and 36 months for subsequent grants. Unvested options for terminated employees are cancelled and the value of such options is recorded as a reduction of deferred compensation with an offset to additional paid-in-capital.

      Non-cash stock compensation expenses were approximately $438, $1,228 and $1,202 for the years ended December 31, 2003, 2002 and 2001, respectively. The unamortized balances of $0 and approximately $438, as of December 31, 2003 and 2002, respectively, were amortized over the remaining vesting period of each grant.

      As of December 31, 2003 and 2002, options to purchase 18,671 and 23,877 shares of common stock, respectively, were outstanding, which were exercisable at weighted average exercise prices of $1.07 and $0.98 per share, respectively.

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

      Depreciation and amortization expenses were approximately $16,359, $20,332 and $28,043 for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in depreciation and amortization expenses during 2003 of approximately $3,973 was primarily attributable to certain intangible and fixed assets having become fully depreciated and amortized during 2003 and 2002, resulting in a decline in depreciation and amortization expense of approximately $7,371, which was partially offset by increased depreciation and amortization expenses relating to our acquisition of the NAS Assets and the TalkingNets Assets and associated

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

subscriber lines of approximately $3,398. The decrease in depreciation and amortization expenses during 2002 of approximately $7,711 primarily resulted from restructuring write-offs of central office equipment and impairment write-offs of intangible assets taken during 2001 (see "Restructuring and Impairment Charges" below).

      Also, in accordance with SFAS No. 142 (see Critical Accounting Policies, Estimates and Risks, discussed above), we discontinued amortization of goodwill beginning January 1, 2002, and completed an impairment review during the first and last quarters of 2002 and the last quarter of 2003. We did not record any impairment adjustments resulting from these impairment reviews and will continue to make annual reviews, unless a change in circumstances requires a review in the interim. Consequently, amortization expense related to our goodwill was approximately $2,484 higher for the year ended December 31, 2001 than for the year ended December 31, 2002.

      Our identified intangible assets consist of customer lists, which are amortized over two years. Amortization expense of intangible assets for the years ended December 31, 2003, 2002 and 2001 were approximately $2,756, $5,349 and $7,925, respectively. Accumulated amortization of customer lists as of December 31, 2003 and 2002 was approximately 14,496 and $11,740, respectively. The expected future amortization of customer lists as of December 31, 2003 is approximately $954 in 2004 and approximately $56 in 2005.

      Depreciation expense pertaining to assets for our network and operations was approximately $12,300, $13,719 and $18,132 for the years ended December 31, 2003, 2002 and 2001, respectively. Depreciation and amortization expenses pertaining to assets related to general and administrative expenses was approximately $4,059, $6,613 and $9,911 for the years ended December 31, 2003, 2002 and 2001, respectively.

      INTEREST INCOME (EXPENSE), NET. For the year ended December 31, 2003, net interest expense of approximately $2,936 included approximately $3,086 in interest expense, partially offset by $150 in interest income. For the year ended December 31, 2002, net interest expense of approximately $458 included approximately $790 in interest expense, partially offset by $332 in interest income. Net interest income of approximately $455 for the year ended December 31, 2001 included $1,718 of interest income, partially offset by $1,263 of interest expense. The increase in interest expense during 2003 of approximately $2,296 was primarily attributable to the amortization of deferred non-cash financing costs of approximately $1,266 which related to the warrants issued under the Note and Warrant Purchase Agreement (as defined and discussed below), and the amortization of deferred non-cash financing costs of approximately $909 which related to the warrants issued in consideration for loan guarantees under our Reimbursement Agreement (as defined and discussed below), partially offset by decreased other interest expense due to lower debt balances and borrowing rates. The decrease in interest income in 2003 and 2002 was caused by lower interest rates on significantly lower cash and investment balances. The decrease in interest expense during 2002 of approximately $473 was primarily the result of reductions in debt and capital lease obligations.

      OTHER (EXPENSE) INCOME, NET. For the year ended December 31, 2003, net other expense of approximately $2,430 included expenses that were primarily attributable to the loss on the sale of assets of approximately $115, the write-off of approximately $184 in unamortized loan origination fees and approximately $5,747 of unamortized deferred non-cash financing costs which related to the warrants issued in consideration for loan guarantees under our Reimbursement Agreement (discussed below). These items were written-off as a result of the loan repayment and cancellation of the Credit Agreement and Reimbursement Agreement subsequent to our $30,000 note and warrant financing on July 18, 2003. These write-offs were

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

partially offset by miscellaneous income of approximately $116 and a non-cash gain of $3,500 recorded in August 2003, resulting from the $1,500 settlement of the $5,000 note payable to NAS. For the year ended December 31, 2002, net other income of approximately $185 included approximately $180 in gains on sale of assets and approximately $5 in miscellaneous income. Net other expense of approximately $13 for the year ended December 31, 2001 included approximately $131 of net losses on sale of assets, partially offset by approximately $118 of other income primarily from the sale of customer lines.

      RESTRUCTURING AND IMPAIRMENT CHARGES. In December 2000, we initiated a new business plan strategy designed to conserve our capital, reduce our losses and extend our cash resources. This strategy included the following actions: (i) further network expansion was curtailed; (ii) network connections to 100 central offices were suspended; (iii) certain facilities were vacated and consolidated;
(iv) operating expenses were reduced; and (v) headcount was reduced by approximately 140 employees. These actions resulted in a restructuring charge of approximately $3,542. The components of the restructuring charge were: (i) approximately $448 relating to severance expense for the 140 employees; (ii) approximately $1,078 for estimated costs resulting from the consolidation of our office facilities by vacating office space located in Milford, Connecticut; Santa Cruz, California; Atlanta, Georgia and Chantilly, Virginia, and (iii) approximately $2,016 for termination costs and write-offs associated with our decision to not accept certain central office collocation applications previously applied for, and to forego the completion of our build-out of certain other central offices.

      At December 31, 2000, approximately $362 of severance costs and approximately $1,416 of capitalized collocation application fees had been charged against the restructuring reserves. The remaining reserve balance of approximately $1,764 was included in our accrued liabilities at December 31, 2000.

      As part of our restructuring in December 2000, we vacated certain office space in Milford, Connecticut and Chantilly, Virginia and did not occupy certain space in Santa Cruz, California. During 2001, we vacated our office space located in Atlanta, Georgia and Santa Cruz, California. As of December 31, 2001, we were successful in terminating our lease for office space in Chantilly, Virginia and in assigning our lease in Atlanta, Georgia. During 2001, we also entered into a sublease agreement which ended in July, 2003 on our office space in Santa Cruz, California. In February 2002, we were successful in terminating our obligations under the lease for office space in Milford, Connecticut.

      In March 2001, we re-evaluated our restructuring reserve and booked an increase in the reserve of approximately $831, which was primarily related to delays in subleasing our vacated facilities and additional estimated costs pertaining to our suspended central offices.

      In June 2001, due to the lack of liquidity in the financial markets, we further re-evaluated our business plans and determined that additional actions were necessary to further reduce our operating losses, cash burn rate and total funding requirements. These actions included: (i) closure of approximately 350 central offices; and (ii) an additional reduction-in-force of approximately 90 employees. These actions resulted in additional restructuring and impairment charges of approximately $32,503. Included in this amount were: (i) approximately $272 relating to severance expenses for the 90 employees; (ii) approximately $26,079 for the costs associated with the our decision to close 350 central offices, which includes approximately $2,545 relating to termination and equipment removal fees and approximately $23,534 in write-off of fixed assets; (iii) approximately $1,641 for additional estimated costs resulting from delays and expected losses in subleasing vacated office space located in Santa Cruz, California; Atlanta,

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Georgia; Milford, Connecticut; and Chantilly, Virginia; (iv) $1,356 for write-downs of additional equipment no longer in use; and (v) $3,155 for impairments of goodwill. The goodwill impairment analysis was accomplished by comparing the carrying value of the assets with the expected future net cash flows generated over the remaining useful life of the assets. Since the carrying value was more than the expected future net cash flows, the goodwill was reduced to the net present value of the expected future net cash flows. Of this amount, $2,124 related to a reduction in the goodwill for our acquisition of Tycho Networks, Inc. ("Tycho") and $1,031 related to a reduction in the goodwill for our acquisition of certain assets of Trusted Net Media Holdings, LLC ("Trusted Net"). These reductions in goodwill resulted in decreases in monthly amortization expense from approximately $57 to approximately $5 for Tycho, and from approximately $44 to approximately $21 for Trusted Net.

      During the third quarter 2001, due to limited available financing for our operations and other factors, we again re-evaluated our business plans and determined that additional actions were necessary to further reduce our operating losses, cash burn rate and total funding requirements. These actions included closure of the Tycho and Trusted Net facilities in Santa Cruz, California and Atlanta, Georgia, respectively, and our decision not to install equipment in 100 new central offices. These actions resulted in additional restructuring and impairment charges of approximately $4,748. Included in this amount were: (i) increases of approximately $4,451 relating to the write-off of equipment; (ii) approximately $376 for additional estimated costs relating to the delays and losses in subleasing vacated office space located in Santa Cruz, California and Milford, Connecticut; (iii) approximately $246 in additional costs for equipment removal fees associated with our previous decision to close certain central offices; and (iv) approximately $800 for impairments of goodwill. These increases in the restructuring reserve were partially offset by a reduction of approximately $1,125 in previously reserved amounts relating to estimated termination fees associated with our previous decision to close certain central offices, as we were successful in negotiating significantly reduced fees at many of the closed central office locations. The goodwill impairment analysis was accomplished by comparing the carrying value of the assets with the expected future net cash flows generated over the remaining useful life of the assets. As a result of this analysis, expected future net cash flows were determined to be insignificant and, as the carrying value was more than these expected future net cash flows, the balance of goodwill was written off. Of this amount, approximately $170 related to a reduction in the goodwill for the acquisition of Tycho and approximately $630 related to a reduction in the goodwill for our acquisition of certain assets of Trusted Net.

      During the fourth quarter 2001, we had an additional reduction in force of approximately 84 employees. This resulted in an additional restructuring charge for severance of approximately $164, which was partially offset by a reduction of approximately $153 in previously reserved amounts related to the write-down of certain fixed assets. In addition, we re-classified amounts previously reserved for equipment removal to estimated termination fees as we were successful in negotiating reduced fees for equipment removal at many of the closed central office locations. In addition, our impairment analyses of long-lived assets resulted in a $500 impairment write-off of a long-term investment.

      During 2003, we charged approximately $647 against our restructuring reserves. Of this amount, approximately $315 related to payment of certain termination fees associated with the closure of certain central offices during 2001, and approximately $332 related to facilities expense associated with the Company's vacated offices.

      The following table summarizes the additions and charges to the restructuring reserve from December 2000 through December 2003, and the remaining reserve balances at December 31, 2003:

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              CENTRAL      CENTRAL     FIXED                  IMPAIRMENT
                                              OFFICE       OFFICE      ASSET    IMPAIRMENT        OF
                                  FACILITY     TERM.       EQUIP.      WRITE        OF        LONG-TERM
                      SEVERANCE    LEASES      FEES        REMOVAL      OFF      GOODWILL     INVESTMENT     TOTAL
                      --------    --------   --------     --------   --------    --------      --------    --------
Reserve balance at
  Dec. 31, 2000       $    86     $ 1,078    $   600      $   --     $   --      $   --        $   --      $ 1,764

Additions to the
  reserve                 436       2,408        215        1,451     29,628       3,955           500      38,593

Charges to the
  reserve                (522)     (2,290)      (500)      (1,451)   (29,628)     (3,955)         (500)    (38,846)
                      --------    --------   --------     --------   --------    --------      --------    --------
Reserve balance at
  Dec. 31, 2001           --        1,196        315          --         --          --            --        1,511

Charges to the
  reserve                 --         (576)       --           --         --          --            --         (576)
                      --------    --------   --------     --------   --------    --------      --------    --------
Reserve balance at
  Dec. 31, 2002           --          620        315          --         --          --            --          935

Additions to the
  reserve                 --          252        --           --         --          --            --          252

Charges to the
  reserve                 --         (332)      (315)         --         --          --            --         (647)
                      --------    --------   --------     --------   --------    --------      --------    --------
Reserve balance at
  Dec. 31, 2003       $   --      $   540    $   --       $   --     $   --      $   --        $   --      $   540
                      --------    --------   --------     --------   --------    --------      --------    --------

      The restructuring reserve additions for the year ended December 31, 2001 of approximately $38,593 included approximately $31,528 in network and operations expenses, approximately $6,998 in general and administrative expenses, and approximately $67 in sales and marketing expenses on the consolidated statements of operations. There were no additions to restructuring reserves for the year ended December 31, 2002. The remaining restructuring reserve balance at December 31, 2002, of approximately $935, was included in our accrued liabilities and represented approximately $620 for anticipated costs pertaining to our vacated office space in Santa Cruz, California and approximately $315 for anticipated costs pertaining to our closed central offices which we had been disputing. During the year ended December 31, 2003, we increased our reserve for vacated facilities by $252 as a sublet tenant vacated our Santa Cruz facility and we currently do not anticipate any additional sublets. At December 31, 2003, the remaining restructuring reserve balance for our leased Santa Cruz facility of approximately $540 was included in our accrued liabilities.

      Net Loss. For reasons explained above, net loss of approximately $34,997 for the year ended December 31, 2003, decreased from approximately $36,094 for the year ended December 31, 2002 and decreased from approximately $115,454 for the year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our capital expenditures, acquisitions and operations primarily with the proceeds from the sale of stock and from borrowings, including equipment lease financings. As

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

of December 31, 2003, we had cash and cash equivalents of approximately $13,784 and working capital of approximately $5,725.

      CASH PROVIDED BY FINANCING ACTIVITIES. Net cash provided by financing activities in the years ended December 31, 2003, 2002 and 2001, was approximately $27,311, $12,107 and $12,871, respectively. For 2003, this cash was provided primarily from the sale of our senior secured notes and warrants issued in accordance with the Note and Warrant Purchase Agreement we entered into in July, 2003. For 2001 and 2002, this cash was provided primarily from the sale of our preferred stock. We have used, and intend to continue using, the proceeds from these financings primarily to implement our business plan and for working capital and general corporate purposes. We have also used, and may in the future use, a portion of these proceeds to acquire complementary businesses or assets.

      DETAILS OF CASH FROM FINANCING ACTIVITIES. From time to time we have entered into equipment lease financing arrangements with vendors. In the aggregate, there was approximately $155 and $4,565 outstanding under capital leases at December 31, 2003 and 2002, respectively.

      In November and December of 2001 and March of 2002, we received proceeds of $6,000, $4,000 and $10,000, respectively, from the sale of 6,000, 4,000 and 10,000 shares, respectively, of mandatorily redeemable convertible Series X preferred stock (the "Series X Preferred Stock") before direct issuance costs of approximately $189.

      In December 2001, we received proceeds of $6,469 from the sale of 6,469 shares of mandatorily redeemable convertible Series Y preferred stock (the "Series Y Preferred Stock") before direct issuance costs of $300. In addition, in December 2001, we received proceeds of $3,531 from the issuance of promissory notes to the Series Y Preferred Stock investors. In May 2002, we received net proceeds of $5,000 from the sale of 8,531 additional shares of Series Y Preferred Stock and, pursuant to the provisions of the Series Y Preferred Stock Purchase Agreement, the $3,531 in promissory notes issued to the Series Y Preferred Stock investors were cancelled.

      We entered into a Revolving Credit and Term Loan Agreement, dated as of December 13, 2002 (the "Credit Agreement"), with a commercial bank providing for a revolving line of credit of up to $15,000 (the "Commitment"). Interest on borrowings under the Credit Agreement was payable on at 0.5% percent above the Federal Funds Effective Rate. Our ability to borrow amounts available under the Credit Agreement was subject to the bank's receipt of a like amount of guarantees from certain of our investors and/or other guarantors. On February 3, 2003, we borrowed $6,100 under the Credit Agreement. As of March 3, 2003, certain of our investors had guaranteed $9,100 under the Credit Agreement. On July 18, 2003, we repaid the $6,100 outstanding balance plus accrued interest, and terminated the Credit Agreement. We wrote off approximately $184 of the related unamortized balance of loan origination fees.

      We entered into a Reimbursement Agreement, dated as of December 27, 2002 (the "Reimbursement Agreement"), with VantagePoint and Columbia and other holders of our Series X Preferred Stock and Series Y Preferred Stock or their affiliates (the "Guarantors"), and a related Security Agreement of even date therewith. Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, VantagePoint and Columbia issued guarantees in an aggregate amount of $6,100 to support certain of our obligations under the Credit Agreement. On July 18, 2003, in connection with the termination of the Credit Agreement, the guarantees, Reimbursement Agreement and related Security Agreement were terminated.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, we issued warrants to purchase 12,013,893 shares of our common stock to VantagePoint and Columbia, in consideration for their guarantees aggregating $6,100. All such warrants have a ten year life and an exercise price of $0.50 per share. On March 26, 2003, we issued additional warrants, exercisable for ten years, to purchase a total of 936,107 shares of our common stock at $0.50 per share, to VantagePoint and Columbia, bringing the total number of warrants issued in connection with the Reimbursement Agreement to 12,950,000. On February 3, 2003, we borrowed $6,100 on the Credit Agreement and the Guarantors' guarantees of the subject loan became effective.

      On February 3, 2003, we valued the 12,950,000 warrants at $0.514 each with a total value of approximately $6,656. The valuation was performed using a Black-Scholes valuation model with the following assumptions: (i) a risk free interest rate of 4.01% (ten-year Treasury rate), (ii) a zero dividend yield,
(iii) a ten year expected life, (iv) an expected volatility of 153%, (v) an option exercise price of $0.50 per share and (vi) a current market price of $0.52 per share (the closing price of our common stock on February 3, 2003). Since the warrants were issued in consideration for loan guarantees, which enabled us to secure financing at below market interest rates, we recorded their value as a deferred debt financing cost to be amortized to interest expense over the term of the loan (approximately 57 months) using the "Effective Interest Method" of amortization. On July 18, 2003, we repaid our outstanding loan balance that was secured by these loan guarantees, and terminated the Credit Agreement. Accordingly, we wrote-off approximately $5,747 of the related unamortized balance of deferred financing costs to other expense. For year ended December 31, 2003, expense relating to amortized deferred financing costs approximated $909.

      On March 3, 2003, we and VantagePoint entered into Amendment No. 1 to the Reimbursement Agreement, pursuant to which VantagePoint increased its guarantee by $3,000 bringing the aggregate guarantees by all Guarantors under the Reimbursement Agreement, as amended, to $9,100. As consideration for VantagePoint's increased guarantee, if we closed an equity financing on or before December 3, 2003, we were authorized to issue VantagePoint additional warrants to purchase the type of equity securities issued by us in such equity financing. The number of such additional warrants would be determined by dividing the per share price of such equity securities into a thousand dollars. Accordingly, since we closed a financing on July 18, 2003, we issued to VantagePoint in December 2003, additional warrants with a three-year life to purchase 2,260,909 shares of our common stock at a per share price of $0.4423.

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

      Subject to the terms and conditions of the Note and Warrant Purchase Agreement, we issued an aggregate of $30,000 in principal amount of Notes to the Investors on July 18, 2003. Principal on the Notes is payable in a single payment on July 18, 2006. The Notes provide for an annual interest rate of 1.23%, payable in cash, quarterly in arrears commencing on October 31, 2003, unless we were to elect to capitalize such interest and pay it together with the principal amount of the Notes at maturity on July 18, 2006. Pursuant to the Security Agreement, our obligations

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

under the Notes are secured by a security interest in a majority of our personal property and assets and certain of our subsidiaries. The terms of the Notes also contain provisions that limit our ability to incur additional indebtedness and place other restrictions on our business. We elected to defer all interest payments on the Notes until further notice. Interest expense accrued on the Notes for the year ended December 31, 2003 approximated $171.

      Subject to the terms and conditions of the Note and Warrant Purchase Agreement, we issued a warrant to purchase 12,950,000 shares of our common stock to Deutsche Bank on or about August 12, 2003. We issued the remaining Warrants to purchase an aggregate of 144,944,737 shares of our common stock to Deutsche Bank (105,471,053 shares) and VantagePoint (39,473,864 shares) on or about December 9, 2003.

      On July 18, 2003, we recorded the Note and Warrant transactions in accordance with Accounting Principals Board Opinion No. 14, "ACCOUNTING FOR CONVERTIBLE DEBT AND DEBT ISSUED WITH STOCK PURCHASE WARRANTS," whereby a fair value was ascribed to the 157,894,737 Warrants to be issued to the Investors (related to the Note and Warrant Purchase Agreement) together with the 2,260,909 warrants to be issued to VantagePoint (related to VantagePoint's increased guarantee under Amendment No. 1 to the Reimbursement Agreement) using a Black-Scholes valuation model with the following assumptions: (i) a risk free interest rate of 2.24% (three-year Treasury rate), (ii) a zero dividend yield,
(iii) a three-year life, (iv) an expected volatility of 152%, (v) a warrant option price of $0.38 per share for the 157,894,737 Warrants and $0.4423 per share for the 2,260,909 warrants, and (vi) a current market price of $0.83 per share (the closing price of our common stock on July 18, 2003). A fair value was ascribed to the $30,000 Notes using a present value method with a 19% discount rate. The relative fair value of the warrants representing 87% of the combined fair value of the warrants and Notes was applied to the $30,000 proceeds to determine a note discount of approximately $26,063, which was recorded as a reduction to the Notes payable and an increase to additional paid in capital. The note discount is being amortized to interest expense using the "Effective Interest Method" over the 36 month term of the Notes. For the year ended December 31, 2003, approximately $1,266 of this note discount has been amortized to interest expense.

      Also, on July 18, 2003, in connection with the Note and Warrant Purchase Agreement, we, the Investors and certain of our stockholders entered an Amended and Restated Stockholders Agreement (the "Amended and Restated Stockholders Agreement"), which provides for rights relating to election of directors, the registration of our common stock and certain protective provisions.

      As part of the agreements negotiated in conjunction with our $30,000 financing on July 18, 2003, we and holders of a majority of the Series X Preferred Stock and Series Y Preferred Stock agreed to extend the redemption dates of the Series X Preferred Stock and Series Y Preferred Stock from January 1, 2005 to July 18, 2006. Also, as a result of this financing transaction, in accordance with the terms of the Series Y Preferred Stock, the Series Y Preferred Stock conversion price was adjusted from $0.50 per share (each Series Y preferred share is convertible into 2,000 shares of common stock) to $0.4423 per share (each Series Y preferred share is convertible into approximately 2,260.9 shares of common stock).

      The proceeds from the sale of the Notes and warrants will be (and portions already have been) used by us for general corporate purposes, including acquisitions, the expansion of our sales and marketing activities and repayment of certain debt and lease obligations. As of December 31, 2003, we had paid approximately $10,200 for the complete repayment of approximately $14,600 of our debt and lease obligations.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      CASH USED IN OPERATING ACTIVITIES. In 2003, 2002 and 2001, net cash used in our operating activities was approximately $13,715, $17,706 and $62,989, respectively. This cash was used for a variety of operating expenses, including salaries, consulting and legal expenses, network operations, sales and marketing and overhead expenses. The reduction in cash used for operating activities over the three-year period was mainly attributable to (i) increased revenues, primarily resulting from acquisitions, (ii) reduced operating expenses (before depreciation, amortization and non-cash stock compensation) as a percent of revenues, primarily resulting from our restructuring and cost containment efforts (discussed above), and, to a lesser extent, (iii) improvements in working capital.

      CASH USED IN INVESTING ACTIVITIES. Net cash used in investing activities in 2003, 2002 and 2001, was approximately $11,135, $2,368, and $2,921, respectively. For the year ended, December 31, 2003, approximately $2,405 was used primarily for the purchase of equipment and approximately $8,743 was used for acquisition of subscriber lines and a $4 increase in restricted cash, resulting from an increase of the Company's share of matching contributions for terminated employees in the Company's 401(k) plan. These expenditures were partially offset by approximately $17 in proceeds from sale of equipment. For the year ended, December 31, 2002, approximately $1,647 was used primarily for the purchase of equipment and approximately $1,150 was used for acquisition of subscriber lines. These expenditures were partially offset by approximately $85 in proceeds from sale of equipment and a $344 decrease in restricted cash, primarily resulting from our settlement of holdback payments attributable to acquisitions. For the year ended, December 31, 2001, approximately $5,345 was used primarily for the purchase of equipment and approximately $1,797 was used for the acquisition of subscriber lines. These expenditures were partially offset by approximately $456 in proceeds from sale of equipment and a $3,765 decrease in restricted cash, primarily resulting from our settlement of holdback payments attributable to acquisitions.

      The development and expansion of our business has required significant capital expenditures. Capital expenditures, including collocation fees, were approximately $2,405, $1,647 and $5,345 for the years ended December 31, 2003, 2002 and 2001, respectively. The actual amounts and timing of our future capital expenditures will vary depending on the speed at which we expand and implement our network and implement service for our customers. Our planned capital expenditures for 2004 are currently expected to be primarily for the upgrade of our network to support our integrated voice and data service offering. We currently anticipate spending approximately $1,500 for capital expenditures, excluding acquisitions, during the year ending December 31, 2004. The actual amounts and timing of our capital expenditures could differ materially both in amount and timing from our current plans.

      In December of 2002, the U.S. Bankruptcy Court for the District of Delaware approved our bid to purchase the on-network assets and associated subscriber lines of NAS for $14,000, consisting of $9,000 in cash and $5,000 in a note payable to NAS. We closed the transaction on January 10, 2003, whereby we acquired NAS' operations and network assets, associated equipment in approximately 300 central offices and approximately 11,500 associated subscriber lines. In connection with the closing of the NAS transaction, on January 10, 2003, we hired approximately 78 former NAS employees. No pre-closing liabilities were assumed in connection with the NAS transaction. The cash portion of the purchase price was paid from our existing cash. The NAS note had a term of approximately 5 years and carried interest at 12% and was secured by the NAS network assets acquired. During August 2003, we paid $1,500 to repurchase and cancel the $5,000 note issued by us to NAS. The difference between the $5,000 note and the $1,500 settlement amount was recorded as other income during 2003.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      In connection with the integration of the NAS business, on January 17, 2003, we had a reduction in force of approximately 35 employees at our headquarters facility in New Haven, Connecticut. We paid approximately $62 in severance to the terminated employees.

      On September 8, 2003, in accordance with the terms of an asset purchase agreement by and among the TalkingNets entities and the Company, dated April 8, 2003, we completed the transaction to acquire certain assets and subscribers of TalkingNets (the "TalkingNets Assets") for approximately $726 in cash (the "TalkingNets Asset Purchase Agreement"). As TalkingNets had filed a voluntary petition for Chapter 11 reorganization in February 2003, the TalkingNets Asset Purchase Agreement was subject to the approval of the U.S. Bankruptcy Court for the Eastern District of Virginia. On April 9, 2003, the TalkingNets Asset Purchase Agreement and the transactions contemplated thereby were approved by the Bankruptcy Court. On April 11, 2003, we paid the full purchase price of approximately $726 into escrow.

      The TalkingNets acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141. The results of TalkingNets' operations have been included in our consolidated financial statements since September 8, 2003 (the closing date). The allocated estimated fair values of the acquired assets at the date of acquisition exceeded the purchase price and, accordingly, have been written down on a pro-rata basis by asset group to the purchase price of approximately $851 ($726 plus associated direct acquisition costs of approximately $125) as follows: (i) certain accounts receivables of approximately $55, (ii) intangible assets pertaining to approximately 90 acquired subscriber lines of approximately $111, and (iii) property and equipment of $685.

      In the first quarter of 2002, we entered into an Asset Purchase Agreement, dated as of January 1, 2002 (the "Broadslate Asset Purchase Agreement"), with Broadslate Networks, Inc. ("Broadslate") for the purchase of business broadband customer accounts and certain other assets, including certain accounts receivable related to the customer accounts, for $800, subject to certain adjustments. The Broadslate Asset Purchase Agreement provided for an initial cash payment of $650, with $150 retained by us (the "Broadslate Holdback Amount"), to be paid to Broadslate after a transition period, subject to certain adjustments, as provided for in the Broadslate Asset Purchase Agreement. On March 26, 2002, we gave notice to Broadslate of our intent to pursue an indemnity claim against the Broadslate Holdback Amount for the full amount in accordance with the provisions of the Broadslate Asset Purchase Agreement. The claim and final settlement amount of $150 was applied to the Broadslate Holdback Amount as follows: (i) approximately $50 pertained to our request for reimbursement of a ratable portion of the purchase price paid for certain subscriber lines which were not available for migration to our network, and (ii) approximately $100 was for amounts due to us from revenue collected by Broadslate, net of related costs, during the customer transition period as provided for in the Broadslate Asset Purchase Agreement. The Broadslate customer line acquisitions were accounted for under the purchase method of accounting and, accordingly, the adjusted purchase price of approximately $750 was allocated to the assets acquired based on their estimated fair values at the date of acquisition as follows: approximately $28 to net accounts receivable acquired and approximately $722 to approximately 520 subscriber lines acquired, which amount is being amortized on a straight-line basis over two years from the date of purchase.

      In the third quarter of 2002, we entered into an Asset Purchase Agreement dated as of July 30, 2002 (the "Abacus Asset Purchase Agreement") with Abacus for the purchase of broadband subscriber lines. The Abacus Asset Purchase Agreement provided for a cash payment for each successfully migrated broadband customer line, up to a maximum payment of approximately

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

$844 and required a purchase price deposit of approximately $211. Ultimately, we were able to migrate and acquire 1,066 lines for a purchase price of approximately $543. The Abacus customer line acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the subscriber lines acquired based on their estimated fair values at the date of acquisition. This amount is being amortized on a straight-line basis over two years from the date of purchase.

      In the second quarter of 2001, we entered into agreements with Covad and Zyan, a California-based Internet service provider which had filed for bankruptcy protection, affording us the right to acquire up to 4,800 Zyan subscriber lines whose wholesale circuit connections were being supported by Covad. In accordance with the Covad agreement, the anticipated purchase price of $1,467 for these Zyan lines was escrowed at closing and restricted as of June 30, 2001. Ultimately, we were able to contract for service with and acquire approximately 2,800 former Zyan customers, for a purchase price of approximately $1,075. As of December 31, 2001, there were no amounts remaining in escrow. These Zyan customer line acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to subscriber lines acquired based on their estimated fair values at the date of acquisition.

      CONTRACTUAL OBLIGATIONS. As of December 31, 2003, we had the following contractual obligations:

                                                              PAYMENTS DUE BY PERIOD
                                      ----------------------------------------------------------------------
                                       Less than                                    More than
CONTRACTUAL OBLIGATIONS                  Total         1 year        1-3 years      3-5 years       5 years
------------------------------------------------------------------------------------------------------------
Long-Term Debt Obligations (1)        $   31,143     $       --     $   31,143     $       --     $       --

Capital Lease Obligations (2)                167            116             51             --             --

Operating Lease Obligations
    Facilities Leases (3)                  2,937          1,987            753            197
    Operating Equipment &
      Maintenance Contracts                  445            307            138             --             --
Purchase Obligations
    Software Maintenance and
      Support (4)                            275            237             38             --             --
    Marketing Services (5)                   153            147              6             --             --
    Customer Support Services                738            681             57
    Network Service Providers (6)         24,263          9,962          9,731          3,831            739
                                      ----------------------------------------------------------------------
    Total                             $   60,121     $   13,437     $   41,917     $    4,028     $      739
                                      ======================================================================

Notes:
(1) Represents $30,000 senior secured notes plus accrued interest of $1,143 payable on July 18, 2006. Amounts shown on the Company's balance sheet are net of a note discount of $26,063 recorded as a reduction of notes payable.
(2)   Capital lease obligations include accrued interest of $12.
(3) Office facility operating leases with minimum lease payments of approximately $1,987 in 2004, $520 in 2005, $233 in 2006, $169 in 2007 and
      $28 in 2008.
(4) Does not include payments to a service provider under a contract which is terminable by the Company upon sixty days' notice and which has a minimum payment obligation as of December 31, 2003, which could range from $10 to $345 over the three-year term of the contract.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(5) Does not include payments to a service provider under a contract which is terminable by the Company upon 30 days' notice and which has a minimum payment obligation as of December 31, 2003, and which could range from $22 to $198 over the remaining nine-month term of the contract.
(6) Does not include payments to (i) a service provider under a contract which is terminable by the Company upon 60 days' notice and which, as of December 31, 2003, has a minimum payment obligation which could range from $1 to $4 over the remaining eight-month term of the contract, (ii) a service provider under a contract which, as of December 31, 2003, included payment obligations of no more than $70 over the next twelve months, and
      (iii) a service provider under a contract which as of December 31, 2003, included payment obligations for multiple twelve-month contracts for individual circuits having termination dates ranging from one to twelve months, of no more than $5,824 over the next twelve months.

      We transmit data across our network via transmission facilities that are leased from certain carriers, including Level 3 Communications, Inc. and MCI. The failure of any of our data transport carriers to provide acceptable service on acceptable terms could have a material adverse effect on our operations. MCI has filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. While MCI has continued with its current operations since filing its voluntary petition to reorganize in June of 2001, and has announced that it expects to continue with its current operations without adverse impact on its customers, it may not be able to do so. We believe that we could transition the data transport services currently supplied by MCI to alternative suppliers in thirty to sixty days should MCI announce discontinuance of such services. However, were MCI to discontinue such services without providing sufficient advance notice (at least sixty days), we might not be able to transition such services in a timely manner, which could disrupt service provided by us to certain of our customers. This could result in the loss of revenue, loss of customers, claims brought against us by our customers, or could otherwise have a material adverse effect on us. Even were MCI to provide adequate notice of any such discontinuation of service, there can be no assurance that we would be able to transition such service without a material adverse impact on us or our customers, if at all.

      CASH RESOURCES FOR FUTURE ACTIVITIES. As of December 31, 2003, we had cash and cash equivalents of approximately $13,784 and working capital of approximately $5,725. On March 25, 2004, we reduced our workforce by approximately 63 employees. As a result of this action, we incurred approximately $160 in restructuring charges pertaining to severance and benefits payments. We expect to realize approximately $3,400 in annualized savings of salary and benefit costs.

      Our independent accountants have noted in their report that our sustained operating losses raise substantial doubt about our ability to continue as a going concern. Based on our current business plan and projections as approved by our Board of Directors, we believe that our existing cash and cash expected to be generated from operations will be sufficient to fund our operating losses, capital expenditures, lease payments, and working capital requirements into 2005. Failure to generate sufficient revenues, contain certain discretionary spending or achieve certain other business plan objectives, however, could have a material adverse affect on our results of operations, cash flows and financial position, including our ability to continue as a going concern.

      We intend to use our cash resources to finance our capital expenditures and for our working capital and other general corporate purposes. We may also need additional funding to pursue our strategic objective of accelerating our growth through acquisitions of complementary businesses,

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

subscriber lines and other assets. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including market acceptance of our services, revenue growth, planned capital expenditures, cash generated from operations, improvements in operating productivity, the extent and timing of entry into new markets, and availability of and prices paid for acquisitions.

      Our cash requirements may vary based upon the timing and the success of implementation of our business plan or if:

      o demand for our services or our cash flow from operations is less than or more than expected;

      o    our plans or projections change or prove to be inaccurate;

      o    we make acquisitions;

      o    we alter the schedule or targets of our business plan implementation;
           or

      o    we curtail and/or reorganize our operations.


      Our financial performance, and when we achieve profitability or become cash flow positive will depend on a number of factors, including:

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

      o successful implementation and management of financial, information management and operations support systems to efficiently and cost-effectively manage our growth; and

      o favorable outcome of federal and state regulatory proceedings and related judicial proceedings, including proceedings relating to the 1996 Telecommunications Act and the Federal Communications Commissions' Triennial Review Order.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      There can be no assurance that we will be able to achieve our business plan objectives or that we will achieve or maintain cash flow positive operating results. If we are unable to generate adequate funds from our operations, we may not be able to continue to operate our network, respond to competitive pressures or fund our operations. As a result, we may be required to significantly reduce, reorganize, discontinue or shut down our operations. Our financial statements do not include any adjustments that might result from this uncertainty.

      Potential De-listing of our Stock. On July 22, 2002, The Nasdaq Stock Market, Inc. ("Nasdaq") transferred the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. We applied for such transfer as a result of our non-compliance with Nasdaq's Marketplace Rule 4450(a)(5), which required us to maintain a minimum bid price of $1.00 per share for at least 10 consecutive trading days during the last ninety day period prior to July 17, 2002 in order to remain qualified for listing on the Nasdaq National Market. On October 16, 2002, Nasdaq notified us that, while we had not regained compliance by October 15, 2002 with the $1.00 minimum bid price per share requirement generally required for continued listing on the Nasdaq SmallCap Market, we did continue to meet the initial listing requirements for the Nasdaq SmallCap Market under Rule 4310(c)(2)(A). As a result, we were afforded an additional 180 calendar days, or until April 14, 2003, to comply with the minimum bid price of $1.00 per share for 10 consecutive trading days, or such greater number of trading days as Nasdaq may have determined, in order to remain listed on the Nasdaq SmallCap Market. We have received various subsequent extensions to comply with the $1.00 minimum bid price requirement, the most recent of which affords us until April 19, 2004 to gain compliance with the minimum bid price rule as set forth in Nasdaq's newly amended Marketplace Rule 4310(c) (8)(D) or, if the bid price deficiency is not remedied by that date, to take steps for implementation of a reverse stock split in order to continue our Nasdaq SmallCap Market listing. There can be no assurance that we will be able to continue to remain listed on the Nasdaq SmallCap Market. At the annual meeting of stockholders held on October 14, 2003, our stockholders authorized our Board of Directors to implement a reverse stock split for this purpose, at their discretion.

OFF-BALANCE SHEET ARRANGEMENTS

      We do not have any off-balance sheet arrangements.


                                  RISK FACTORS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND CERTAIN OTHER INFORMATION

      This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The statements contained in this report, which are not historical facts, may be deemed to contain forward-looking statements. These statements relate to future events or our future financial or business performance, and are identified by terminology such as "may," "might," "will," "should," "expect," "scheduled," "plan," "intend," "anticipate," "believe," "estimate," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include, among other things, those described below. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

statements, which speak only as of the date hereof. We undertake no obligation, and disclaim any obligation, to update or revise the information contained in this report, whether as a result of new information, future events or circumstances or otherwise.


                         RISKS RELATING TO OUR BUSINESS

WE HAVE INCURRED LOSSES AND HAVE EXPERIENCED NEGATIVE OPERATING CASH FLOW TO DATE AND EXPECT OUR LOSSES AND NEGATIVE OPERATING CASH FLOW TO CONTINUE

      We have incurred significant losses and experienced negative operating cash flow for each month since our formation. We expect to continue to incur significant losses throughout 2004 and negative operating cash flows during 2004. If our revenue does not grow as expected or capital and operating expenditures exceed our plan, our business, prospects, financial condition, cash flows and results of operations will be materially adversely affected. Our independent accountants have noted in their report that our sustained operating losses raise substantial doubt about our ability to continue as a going concern. Failure to generate sufficient revenues, contain certain discretionary spending or achieve certain other business plan objectives, however, could have a material adverse affect on our results of operations, cash flows and financial position, including our ability to continue as a going concern.

      We intend to use our cash resources to finance our capital expenditures and for our working capital and other general corporate purposes. We may also need additional funding to pursue our strategic objective of accelerating our growth through acquisitions of complementary businesses, subscriber lines and other assets. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including market acceptance of our services, revenue growth, planned capital expenditures, cash generated from operations, improvements in operating productivity, the extent and timing of entry into new markets, and availability of and prices paid for acquisitions.

      Our cash requirements may vary based upon the timing and the success of implementation of our business plan or if:

      o demand for our services or our cash flow from operations is less than or more than expected;

      o    our plans or projections change or prove to be inaccurate;

      o    we make acquisitions;

      o    we alter the schedule or targets of our business plan implementation;
           or

      o    we curtail and/or reorganize our operations.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      Our financial performance, when we achieve profitability or become cash flow positive will depend on a number of factors, including:

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

      o successful implementation and management of financial, information management and operations support systems to efficiently and cost-effectively manage our operations and growth; and

      o favorable outcome of federal and state regulatory proceedings and related judicial proceedings, including proceedings relating to the 1996 Telecommunications Act and the Federal Communications Commissions' Triennial Review Order.

      There can be no assurance that we will be able to achieve our business plan objectives or that we will achieve or maintain cash flow positive operating results. If we are unable to generate adequate funds from our operations, we may not be able to continue to operate our network, respond to competitive pressures or fund our operations. As a result, we may be required to significantly reduce, reorganize, discontinue or shut down our operations. Our financial statements do not include any adjustments that might result from this uncertainty.

OUR INDEPENDENT AUDITORS HAVE RAISED QUESTIONS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN IN THEIR REPORT ON OUR AUDITED FINANCIAL STATEMENTS, WHICH MAY HAVE AN ADVERSE IMPACT ON OUR ABILITY TO RAISE ADDITIONAL CAPITAL AND ON OUR STOCK PRICE

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

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

explanatory paragraph in the report of our independent accountants may have an adverse impact on our ability to raise additional capital and on our stock price. We cannot assure you that we will be able to continue as a going concern.

ADDITIONAL FINANCING WILL BE REQUIRED IN 2004 IF WE ARE TO ACHIEVE OUR ACCELERATED GROWTH OBJECTIVES THROUGH STRATEGIC ACQUISITIONS

      Additional financing will be required during 2004 if we are to achieve our accelerated growth objectives through strategic acquisitions. There can be no assurance that we will be able to raise additional financing through some combination of borrowings, leasing, vendor financing and the sale of equity or debt securities. Our failure to raise additional financing may hamper our ability to accelerate our growth and may have an adverse impact on our stock price.

BECAUSE THE HIGH-SPEED DATA COMMUNICATIONS INDUSTRY CONTINUES TO RAPIDLY EVOLVE, WE CANNOT PREDICT ITS FUTURE GROWTH OR ULTIMATE SIZE

      The high-speed data communications industry is subject to rapid and significant technological change. Because the technologies available for high-speed data communications services are rapidly evolving, we cannot accurately predict the rate at which the market for our services will grow, if at all, or whether emerging technologies will render our services less competitive or obsolete. If the market for our services fails to develop or grows more slowly than anticipated, our business, prospects, financial condition and results of operations could be materially adversely affected. Many providers of high-speed data communication services are testing products from numerous suppliers for various applications.

OUR BUSINESS MODEL IS UNPROVEN, AND MAY NOT BE SUCCESSFUL

      We do not know whether our business model and strategy will be successful. If the assumptions underlying our business model are not valid or we are unable to implement our business plan, achieve the predicted level of market penetration or obtain the desired level of pricing of our services for sustained periods, our business, prospects, financial condition and results of operations could be materially adversely affected. We have adopted a different strategy than certain other broadband Internet service providers and DSL providers. We focus on selling directly to small and medium sized businesses and branch offices of larger businesses and their remote office users. Our unproven business model makes it difficult to predict the extent to which our services will achieve market acceptance. It is possible that our efforts will not result in significant market penetration, favorable operating results or profitability.

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

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

WE MAY BE SUBJECT TO RISKS ASSOCIATED WITH ACQUISITIONS

      We may not be able to compete successfully for acquisition opportunities, operate the acquired assets or businesses profitably or otherwise implement successfully our acquisition strategy. We have made a number of asset and business acquisitions. We intend to continue to seek additional opportunities for further acquisitions, which we believe represents a distinct market opportunity to accelerate growth. We continuously identify and evaluate acquisition candidates and in many cases engage in discussions and negotiations regarding potential acquisitions. Our discussions and negotiations may not result in any acquisitions. There is significant competition for acquisition opportunities in our business. As the consolidation in our industry continues, this competition may intensify and increase the costs of capitalizing on such opportunities. We compete for acquisition opportunities with companies that have significantly greater financial and management resources. Also, all or part of the purchase price of any future acquisition may be paid in cash, thus depleting our cash resources. In addition, an acquisition, may not produce the revenue, earnings, cash flows or business synergies that we anticipate, and an acquired asset or business might not perform as we anticipated. Any such event may delay the time at which we expect to achieve profitability or positive cash flows. Further, if we pursue any future acquisition, our management could spend a significant amount of time and effort in identifying and completing the acquisition and may be distracted from the operation of our business. We will also have to devote a significant amount of management resources to integrating any acquired businesses, with our existing operations, and that may not be successful.

OUR MANAGEMENT TEAM IS CRITICAL AND THE LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS

      In the last four months, two officers from our management team have left the Company to pursue other opportunities. We depend on a small number of executive officers and other members of senior management to work effectively as a team, to execute our business strategy and business plan, and to manage employees located in several locations across the United States. The loss of key managers or their failure to work effectively as a team could have a material adverse effect on our business and prospects. We can not guarantee that our key employees will desire to continue their employment with the Company over any period of time and thus there is the risk that any or all of these individuals may seek employment opportunities with other employers at any time. Further, there is no assurance that we will be able to attract highly-qualified employees, as we have in the past, to replace key personnel in the future.

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

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

IF WE FAIL TO RETAIN OUR EMPLOYEES OR RECRUIT QUALIFIED PERSONNEL IN A TIMELY MANNER, WE WILL NOT BE ABLE TO EXECUTE OUR BUSINESS PLAN AND OUR BUSINESS WILL BE HARMED

      To execute our business plan, we need to hire and retain qualified personnel, particularly sales and marketing, engineering and other technical personnel. If we are unable to retain our employees or recruit qualified personnel in a timely manner, we will not be able to execute our business plan. The reductions in workforce that we have made since 2000, and the competitive nature of our industry, may make it difficult to hire qualified personnel on a timely basis and to retain our employees.

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

THE FAILURE OF OUR CUSTOMERS TO PAY THEIR BILLS ON A TIMELY BASIS COULD ADVERSELY AFFECT OUR CASH FLOW

      Our target customers consist mostly of small and medium sized businesses. We bill and collect numerous relatively small customer accounts. We may experience difficulty in collecting amounts due on a timely basis. In addition, with the acquisition of the Network Access Solutions assets on January 10, 2003, we acquired a number of end users that we service indirectly through various Internet service providers. We sell our services to such Internet service providers who then resell such services. We therefore expect to have increased exposure and concentration of credit risk pertaining to such Internet service providers during 2004 and beyond. Our failure to collect accounts receivable owed to us by our customers on a timely basis could have a material adverse effect on our business, financial condition and cash flow.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

WE DEPEND ON WHOLESALE DSL AND T-1 PROVIDERS, SOME OF WHOM ARE COMPETITORS, TO PROVIDE US WITH LOCAL FACILITIES IN AREAS WHERE WE HAVE NOT DEPLOYED OUR OWN EQUIPMENT

      In markets where we have not deployed our own local DSL and T-1 equipment, we utilize local facilities from wholesale providers, including Covad Communications, in order to provide service to our end-user customers. In these cases, we are dependent upon these wholesale carriers to provide, or arrange the provision of, the equipment and on-site wiring required to provide local DSL or T-1 services to our end-user customers, as well as to provide and maintain the local DSL or T-1 line. In general, these carriers may terminate the service they provide to us with little or no notice. These carriers may not continue to provide us with acceptable local services for our customers on the scale, at the price levels and within the time frames we require, or at all. If we are unable to obtain acceptable services from these wholesale carriers or they terminate the service they provide us, we may be required to install our own equipment in a central office and provide and install new equipment for our customers, or arrange for another wholesale carrier to do so. Obtaining space and provisioning equipment in a new central office is a lengthy and costly process. We cannot assure you that we, or another carrier with whom we work, would be able to obtain the space required in a central office on a cost effective basis, if at all, or that we could provide services to such customers on a timely basis. Our failure to install and provide services to customers on a timely basis, or the disruption in the services provided to our customers, would likely result in the loss of many, if not all, of the customers in the affected locations, and could result in claims brought by these customers against us. This could have a material adverse effect on our competitive position, business, results of operations, financial position and prospects.

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

      The facilities we use and the services we offer are subject to varying degrees of regulation at the federal, state and local levels. Changes in applicable laws or regulations could, among other things, increase our costs, restrict our access to the network elements and central offices of the traditional local telephone companies, or restrict our ability to provide our services. For example, the 1996 Telecommunications Act, which, among other things, requires traditional local telephone companies to unbundle network elements and to allow competitors to locate their equipment in the traditional local telephone companies' central offices, is the subject of ongoing proceedings at the federal and state levels, litigation in federal and state courts, and legislation in federal and state legislatures. For example, the order that the Federal Communications Commission (the "FCC") may ultimately promulgate pursuant to the 1996 Telecommunications Act, including rules established in response to judicial activity, may change, reduce, or even eliminate the obligation of the traditional local telephone companies to provide various network elements to competitors such as us for use for high-speed data services. In addition, various pending or potential legislative proposals in Congress and state legislatures could, if adopted, also

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

have the effect of reducing the obligations of the traditional local telephone companies on which we rely. Adoption of such legislation, or of some of the regulatory changes being considered by the FCC, could have severe adverse consequences for our business. We cannot predict the outcome of the various proceedings, litigation and legislation or whether or to what extent these proceedings, litigation and legislation may adversely affect our business and operations.

      Decisions by the FCC and state telecommunications regulators will determine, revise and/or reaffirm some of the terms of our relationships with traditional telecommunications carriers, including the terms and prices of services provided under our interconnection agreements, and access fees and surcharges on gross revenue from interstate and intrastate services. State telecommunications regulators determine whether and on what terms we will be authorized to operate as a competitive local exchange carrier in their state. In addition, local municipalities may require us to obtain various permits that could increase the cost of services or delay development of our network. Future federal, state and local regulations and legislation may be less favorable to us than current regulations and legislation and may adversely affect our businesses and operations. See "Item 1 - Business-Governmental Regulations".

OUR SUCCESS DEPENDS ON NEGOTIATING AND ENTERING INTO INTERCONNECTION AGREEMENTS WITH TRADITIONAL LOCAL TELEPHONE COMPANIES

      We must enter into and renew interconnection agreements with traditional local telephone companies in each market in which we deploy our own equipment. These agreements govern, among other things, the price and other terms regarding our location of equipment in the traditional local telephone companies' offices, known as central offices, and our lease of copper telephone lines that connect those central offices to our customers. We have entered into agreements with BellSouth, Cincinnati Bell, Frontier, SBC Communications, Qwest, Sprint and Verizon, or their subsidiaries, which govern our relationships in 49 states and the District of Columbia. Delays in obtaining or renewing interconnection agreements would delay our entrance into new markets or impact our operations in existing markets, and could have a material adverse effect on our business and prospects. In addition, disputes have arisen, and will likely arise in the future, regarding the interpretation of these interconnection agreements. These disputes have, in the past, delayed the deployment of our network. Our interconnection agreements generally have limited terms of one to two years and we cannot assure you that new agreements will be negotiated on a timely basis, if at all, or that existing agreements will be extended on terms favorable to us. Interconnection agreements must be approved by state regulators and are also subject to oversight by the FCC and the courts. These governmental authorities may modify the terms or prices of our interconnection agreements in ways that could adversely affect our ability to deliver service and our business and results of operations.

FAILURE TO NEGOTIATE INTERCONNECTION AGREEMENTS WITH THE TRADITIONAL LOCAL TELEPHONE COMPANIES COULD LEAD TO COSTLY AND LENGTHY ARBITRATION WHICH MAY NOT BE RESOLVED IN OUR FAVOR

      Under federal law, traditional local telephone companies have an obligation to negotiate our interconnection agreements in good faith. If no agreement can be reached, either side may petition the applicable state telecommunications regulators to arbitrate remaining disagreements. Arbitration is a costly and lengthy process that could delay our entry into markets and could harm our ability to compete. Interconnection agreements resulting from arbitration must be approved by state regulators. We cannot assure you that a state regulatory authority would resolve disputes in our favor.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

OUR SUCCESS DEPENDS ON TRADITIONAL LOCAL TELEPHONE COMPANIES PROVIDING ACCEPTABLE TRANSMISSION FACILITIES AND COPPER TELEPHONE LINES

      We interconnect with and use the networks of traditional local telephone companies to provide services to our customers in the markets where we have deployed our own equipment. In markets where we utilize the local facilities of other carriers to provide our service, those carriers must interconnect with and use the networks of traditional local telephone companies to provide this service. We cannot assure you that these networks will be able to meet the telecommunications needs of our customers or maintain our service standards. We also depend on the traditional local telephone companies to provide and maintain their transmission facilities and the copper telephone lines between our network and our customers' premises. The FCC's decision in February 2003 to exempt the traditional local telephone companies from their obligation to provide access to certain loop transmission facilities that use fiber or new technologies to competitors such as us may motivate the traditional local telephone companies to modify, characterize or replace their facilities in ways that would qualify them for this exemption and thereby preclude us from accessing those facilities. Our dependence on traditional local telephone companies could cause delays in establishing our network and providing our services. Any such delays could have a material adverse effect on our business. We, and the other competitive carriers with which we work, lease copper telephone lines running from the central office of the traditional local telephone companies to each customer's location. In many cases, the copper telephone lines must be specially conditioned by the telephone company to carry digital signals. We may not be able to obtain a sufficient number of acceptable telephone lines on acceptable terms, if at all. Traditional telephone companies often rely on unionized labor and labor-related issues have in the past, and may in the future, adversely affect the services provided by the traditional telephone companies.

We Compete With The Traditional Local Telephone Companies On Which We Depend

      Most of the traditional local telephone companies, including those created by AT&T's divestiture of its local telephone service business, offer DSL-based services. In addition, these companies also currently offer high-speed data communications services that use other technologies, including T-1 services. Consequently, these companies have certain incentives to delay:

      o our entry into, and renewals of, interconnection agreements with them;

      o our access to their central offices to install our equipment and provide our services;

      o provisioning of acceptable transmission facilities and copper telephone lines on our behalf; and

      o    our introduction and expansion of various services.

Any such delays could negatively impact our ability to implement our business plan and harm our competitive position, business and prospects.

      In addition, the other carriers whose local facilities we utilize in markets where we have not deployed our own equipment also compete with the traditional local telephone companies and rely on these companies for the same facilities and services that we do. Any delay in the provision of acceptable transmission facilities and copper telephone lines provided by the

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

traditional local telephone companies to these carriers which are used in the provision of our service could negatively impact our ability to implement our business plan and harm our competitive position, business and prospects.

      Competition from the traditional local telephone companies offering DSL, T-1 or other competitive high-speed data communications services in a specific market may adversely impact our ability to obtain customers in that area and harm our competitive position, business and prospects. These companies have established brand names and reputations for quality in their service areas, possess a large, existing customer base to whom they can market their various products and services, possess sufficient capital to deploy broadband equipment rapidly, have their own copper telephone lines and can bundle digital data services with their existing voice services to achieve a competitive advantage in serving customers. In addition, we depend upon these traditional local telephone companies to provide us access to their central offices and to individual elements of their networks. As a result, they can significantly influence the actual and perceived reliability, quality and timeliness of our services in their service areas. The perceived relative stability of the traditional local telephone companies, particularly in light of the failure of certain competitive telephone companies and the financial and operational issues surrounding other such companies, provides the traditional local telephone companies a significant competitive advantage.

WE DEPEND ON LONG DISTANCE CARRIERS TO CONNECT OUR NETWORK

      Data is transmitted across our network via transmission facilities that we lease from long distance carriers, including Level 3 Communications and MCI. Failure of these carriers to provide service or to provide quality service may interrupt the use of our services by our customers. The service provided by these carriers has been interrupted in the past, which has affected the services we provide to our customers. We cannot be sure that this service will not be interrupted in the future.

      In addition, MCI has filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. While MCI has continued with its current operations since filing its voluntary petition to reorganize in June 2001, and has announced that it expects to continue with its current operations without adverse impact on its customers, it may not be able to do so. We believe that we could transition the data transport services currently supplied by MCI to alternative suppliers in thirty to sixty days, should MCI announce discontinuance of such services. However, were MCI to discontinue such services without providing sufficient advance notice (at least sixty days), we might not be able to transition such services in a timely manner, which could disrupt service provided by us to certain of our customers. This could result in the loss of revenue, loss of customers, claims brought against us by our customers, or could otherwise have a material adverse effect on us. Even were MCI to provide adequate notice of any such discontinuation of service, there can be no assurance that we would be able to transition such service without a material adverse impact on us or our customers, if at all, or that such discontinuation of service would not otherwise have a material adverse effect on us.

INTENSE COMPETITION IN THE HIGH-SPEED DATA COMMUNICATION SERVICES MARKET MAY NEGATIVELY AFFECT THE NUMBER OF OUR CUSTOMERS AND THE PRICING OF OUR SERVICES

      The high-speed data communication services market is intensely competitive. If we are unable to compete effectively, our business, prospects, financial condition and results of operations would be adversely affected. We expect the level of competition to intensify in the future, due, in part, to increasing consolidation in our industry. Our competitors use various high

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

speed communications technologies for local access connections such as integrated services digital network, (or "ISDN"), frame relay, T-1, DSL services and wireless, satellite-based and cable networks. We expect significant competition from:

      o Other providers of DSL and T-1 services, including Covad Communications, and New Edge Networks;

      o Internet service providers, such as UUNET, EarthLink and MegaPath, which offer high-speed access capabilities, as well as other related products and services;

      o Traditional local telephone companies, including the traditional local telephone companies created by AT&T's divestiture of its local telephone service business, which deploy DSL and T-1 services and which provide other high-speed data communications services;

      o Competitive carriers offering their own integrated voice and data services, including Cbeyond Communications, LLC and DSLi;

      o National long distance carriers, such as AT&T, Sprint, Williams and MCI, some of which are offering competitive DSL and T-1 services and other high-speed data communications services;

      o Cable modem service providers, such as Time-Warner Cable, Comcast and RCN, which are offering high-speed Internet access over cable networks; and

      o Providers utilizing alternative technologies, such as fiber optic, wireless and satellite-based data service providers.

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

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

A SYSTEM FAILURE COULD DELAY OR INTERRUPT SERVICE TO OUR CUSTOMERS

      Our operations depend upon our ability to support a highly complex network infrastructure and avoid damage from fires, earthquakes, floods, power losses, excessive sustained or peak user demand, telecommunications failures, network software flaws, computer worms and viruses, transmission cable cuts and similar events. The occurrence of a natural disaster or other unanticipated interruption of service at our owned or leased facilities could cause interruptions in our services. In addition, failure of a traditional telephone company, competitive telecommunications company or other service provider to provide communications capacity or other services that we require, as a result of a natural disaster or other unanticipated interruptions, operational disruption or any other reason, could cause interruptions in our services. Any damage or failure that causes sustained interruptions in our operations could have a material adverse effect on our business.

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

OUR FAILURE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS MAY ADVERSELY AFFECT OUR BUSINESS

      We rely on unpatented trade secrets and know-how to maintain our competitive position. Our inability to protect these secrets and know-how could have a material adverse effect on our business and prospects. We protect our proprietary information by entering into confidentiality agreements with employees and consultants and business partners. These agreements may be breached or terminated. In addition, third parties, including our competitors, may assert infringement claims against us. Any of such claims could result in costly litigation, divert management's attention and resources, and require us to pay damages and/or to enter into license or similar agreements under which we could be required to pay license fees or royalties.

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

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

      We issued $30,000 in notes in July 2003. Those notes contain provisions that limit our ability to incur additional indebtedness and place other restrictions on our business. We may seek additional debt financing in the future. We may not be able to repay any current or future debt. If we incur additional debt, we will be required to devote increased amounts of our cash flow to service indebtedness. This could require us to modify, delay or abandon the capital expenditures and other investments necessary to implement our business plan.

                 RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

OUR STOCK PRICE COULD FLUCTUATE WIDELY IN RESPONSE TO VARIOUS FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL

      The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price could fluctuate widely in response to factors such as the following:

      o actual or anticipated variations in our quarterly operating results or operating statistics or our financial condition;

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

      o    the delisting of our common stock from the Nasdaq SmallCap Market;

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      o future equity or debt financings by us or our announcements of such financings; and

      o    general market and economic conditions.

      In addition, in recent years the stock market in general, and the market for Internet, technology and telecommunications companies in particular, have experienced large price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

OUR COMMON STOCK MAY BE DE-LISTED FROM THE NASDAQ SMALLCAP MARKET, WHICH MAY HAVE A MATERIAL ADVERSE IMPACT ON THE PRICING AND TRADING OF OUR COMMON STOCK

      On July 22, 2002, The Nasdaq Stock Market, Inc. ("Nasdaq") transferred the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. We applied for such transfer as a result of our non-compliance with Nasdaq's Marketplace Rule 4450(a)(5), which required us to maintain a minimum bid price of $1.00 per share for at least 10 consecutive trading days during the last ninety day period prior to July 17, 2002 in order to remain qualified for listing on the Nasdaq National Market. On October 16, 2002, Nasdaq notified us that, while we had not regained compliance by October 15, 2002 with the $1.00 minimum bid price per share requirement generally required for continued listing on the Nasdaq SmallCap Market, we did continue to meet the initial listing requirements for the Nasdaq SmallCap Market under Rule 4310(c)(2)(A). As a result, we were afforded an additional 180 calendar days, or until April 14, 2003, to comply with the minimum bid price of $1.00 per share for 10 consecutive trading days, or such greater number of trading days as Nasdaq may have determined, in order to remain listed on the Nasdaq SmallCap Market. On March 11, 2003, Nasdaq amended its rules to provide that a company that satisfies the initial listing requirements for the Nasdaq SmallCap Market under Rule 4310(c)(2)(A) would have an additional 90 days (over the 180 days already contemplated by the Nasdaq SmallCap Market rules) to comply with the minimum bid price of $1.00 per share. On April 15, 2003, Nasdaq notified us that, while we had not regained compliance by April 14, 2003 with the $1.00 minimum bid price per share requirement generally required for continued listing on the Nasdaq SmallCap Market, we did continue to meet the initial listing requirements for the Nasdaq SmallCap Market under Rule 4310(c)(2)(A). As a result, we were afforded an additional 90 calendar days, or until July 14, 2003, to comply with the minimum bid price of $1.00 per share for 10 consecutive trading days, or such greater number of trading days as Nasdaq may have determined, in order to remain listed on the Nasdaq SmallCap Market. On July 15, 2003, we received notification from the Nasdaq staff indicating that our common stock failed to comply with the $1.00 closing bid price per-share requirement for 10 consecutive trading days as set forth in the Nasdaq's Marketplace Rule 4310(c)(4) and as such our common stock was subject to delisting from the Nasdaq SmallCap Market. We appealed this determination to a Listings Qualifications Panel and were subsequently granted an extension until November 17, 2003, to comply with the minimum bid price of $1.00 per share for a minimum of 10 consecutive days. On October 9, 2003, Nasdaq notified us that we had been granted an additional extension until December 8, 2003 to gain compliance with the minimum bid price rule pending SEC action on certain Nasdaq proposed rule changes (discussed below). On December 12, 2003, Nasdaq notified us that we had been granted an additional extension until January 30, 2004 to gain compliance with the minimum bid price rule. This extension was granted to allow for further developments in the pending SEC action on certain Nasdaq rule changes (discussed below). On December 23, 2003, the SEC approved certain modifications to Nasdaq's bid price requirements, and Nasdaq subsequently notified us on January 2, 2004 that we had been granted an additional

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

extension until April 19, 2004 to gain compliance with the minimum bid price rule as set forth in Nasdaq's newly amended Marketplace Rule 4310(c) (8)(D) (discussed below). There can be no assurance that we will be able to continue to remain listed on the Nasdaq SmallCap Market.

      Nasdaq has submitted proposed rule changes to the SEC which would, among other things, modify the grace periods for companies trying to come into compliance with the bid price requirements for continued listing. On December 23, 2003, the SEC approved certain modifications to Nasdaq's bid price requirements. Under the Amended Marketplace Rule 4310 (c)(8)(d), the Company has until April 19, 2004 to trade at or above $1.00 per share for a minimum of 10 consecutive trading days, or, if the bid price deficiency is not remedied by that date, to take steps for implementation of a reverse stock split in order to continue its SmallCap Market listing. Our stockholders approved a reverse stock split at a ratio (to be determined by the Board of Directors) within a range from one-for-two to one-for-twenty for this purpose at the annual meeting of stockholders held on October 14, 2003. If implemented, a reverse stock split could impact the trading value of your shares and may not result in our continued compliance with applicable listing requirements, either in the short or long term.

CERTAIN INVESTORS HAVE SIGNIFICANT INFLUENCE REGARDING MOST MATTERS REQUIRING STOCKHOLDER APPROVAL, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK.

      As of March 30, 2004, a group of private investment funds affiliated with VantagePoint Venture Partners owns of record approximately 4,027,820 shares of our outstanding common stock and 14,000 shares of our outstanding Series X Preferred Stock, which represented approximately 37% of the combined voting power of all issued and outstanding capital stock of the Company. In addition, that group owns warrants to purchase an aggregate of 53,326,568 shares of our common stock. As long as at least 50% of the Series X preferred stock originally owned by VantagePoint remains outstanding, the holders of the Series X preferred stock are entitled to elect a majority of our Board of Directors, subject to the provisions of a stockholders agreement relating to the election of directors. As a result, subject to the provisions of the stockholders agreement, VantagePoint can significantly influence most matters requiring stockholder approval, including approval of significant corporate transactions. Further, subject to the terms of such stockholders agreement, the investors who are parties thereto have agreed, as part of our July 2003 note and warrant financing, to vote their shares of voting capital stock of the Company to cause and maintain the election to our Board of Directors of two representatives of Deutsche Bank AG London, for so long as certain investment thresholds are maintained. This concentration of ownership and/or board control may have the effect of delaying, preventing or deterring a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale and might affect the market price of our common stock.

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

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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





                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of DSL.net, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of DSL.net, Inc. and its subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


/s/ PricewaterhouseCoopers LLP
--------------------------------
PricewaterhouseCoopers LLP
Stamford, CT
April 9, 2004

                                  DSL.net, Inc.

                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)

                                                                                                             December 31,
                                                                                                  ---------------------------------
                                                                                                      2003                 2002
                                                                                                  ------------         ------------
                                                     ASSETS
Current assets:
Cash and cash equivalents                                                                         $     13,779         $     11,318
Restricted cash  (Note 2)                                                                                    5                    1
Accounts receivable (net of allowances of $902 and $606
  at December 31, 2003 and 2002, respectively)                                                           8,054                4,358
Inventory                                                                                                  477                  707
Deferred costs                                                                                             931                  615
Prepaid expenses and other current assets                                                                  797                  726
                                                                                                  ------------         ------------
Total current assets                                                                                    24,043               17,725

Fixed assets, net  (Note 3)                                                                             24,357               23,066
Goodwill and other intangible assets  (Note 5)                                                           9,492               10,656
Other assets                                                                                             1,169                2,049
                                                                                                  ------------         ------------
Total assets                                                                                      $     59,061         $     53,496
                                                                                                  ============         ============

                  LIABILITIES, MANDATORILY REDEEMABLE, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                                  $      3,570         $      4,621
Accrued salaries                                                                                         1,046                1,225
Accrued liabilities  (Note 14)                                                                           7,529                4,621
Deferred revenue                                                                                         6,068                3,591
Current portion of capital leases payable  (Note 7)                                                        105                2,676
                                                                                                  ------------         ------------
Total current liabilities                                                                               18,318               16,734

Capital leases payable  (Note 7)                                                                            50                1,889
Notes payable, net of discount (Note 6)                                                                  5,374                 --
                                                                                                  ------------         ------------
Total liabilities                                                                                       23,742               18,623
                                                                                                  ------------         ------------
Commitments and contingencies  (Note 7)

Preferred stock:  20,000,000 preferred shares authorized (Note 9)
  20,000 shares designated as Series X, mandatorily redeemable, convertible preferred stock, $.001 par value; 20,000 and 20,000 shares issued and outstanding as of December 31, 2003 and 2002, respectively (liquidation preference $24,660
  and $22,315 as of December 31, 2003 and 2002, respectively)                                           16,231                8,741

  15,000 shares designated as Series Y, mandatorily redeemable, convertible preferred stock, $.001 par value; 1,000 and 15,000 shares issued and outstanding as of December 31, 2003 and 2002, respectively (liquidation preference $1,211
  and $16,380 as of December 31, 2003 and 2002, respectively)                                              788                5,381

Stockholders' equity  (Note 9)
Common stock, $.0005 par value; 800,000,000 and 400,000,000 shares authorized as of December 31, 2003 and 2002, respectively; 105,449,054 and 64,929,899 shares
  issued and outstanding as of December 31, 2003 and 2002, respectively                                     53                   32
Additional paid-in capital                                                                             337,735              305,648
Deferred compensation                                                                                     --                   (438)
Accumulated deficit                                                                                   (319,488)            (284,491)
                                                                                                  ------------         ------------
Total stockholders' equity                                                                              18,300               20,751
                                                                                                  ------------         ------------
Total liabilities, redeemable preferred stock and stockholders' equity                            $     59,061         $     53,496
                                                                                                  ============         ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  DSL.net, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)

                                                                              Year ended December 31,
                                                                  ----------------------------------------------
                                                                      2003             2002             2001
                                                                  ------------     ------------     ------------
Revenue                                                           $     71,333     $     45,530     $     41,969
                                                                  ------------     ------------     ------------
Operating expenses:
Network (excluding $10, $30 and
  $29 of stock compensation, respectively)                              51,452           33,470           44,451
Operations (excluding $11, $52 and
  $(153) of stock compensation, respectively)                           11,873            7,949           45,752
General and administrative (excluding $69, $283
  and $449 of stock compensation, respectively)                         12,200           11,403           25,229
Sales and marketing (excluding $348, $863 and
  $877 of stock compensation, respectively)                              8,642            6,969           13,188
Stock compensation                                                         438            1,228            1,202
Depreciation and amortization                                           16,359           20,332           28,043
                                                                  ------------     ------------     ------------

Total operating expenses                                          $    100,964     $     81,351     $    157,865
                                                                  ------------     ------------     ------------

Operating loss                                                    $    (29,631)    $    (35,821)    $   (115,896)

Interest income (expense), net                                          (2,936)            (458)             455
Other (expense) income, net                                             (2,430)             185              (13)
                                                                  ------------     ------------     ------------

Net loss                                                          $    (34,997)    $    (36,094)    $   (115,454)
                                                                  ============     ============     ============

Net loss applicable to common stockholders:
  Net loss                                                             (34,997)         (36,094)        (115,454)
  Dividends on preferred stock                                          (3,698)          (3,573)            (122)
  Accretion of preferred stock                                         (14,327)         (10,078)            (348)
                                                                                   ------------     ------------
    Net loss applicable to common stockholders                    $    (53,022)    $    (49,745)    $   (115,924)
                                                                  ============     ============     ============
Net loss per share, basic and diluted                             $      (0.72)    $      (0.77)    $      (1.81)
                                                                  ============     ============     ============
Shares used in computing net loss per share, basic and diluted      74,125,513       64,857,869       63,938,960
                                                                  ============     ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  DSL.NET, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (dollars in thousands)

                                                   Common Stock            Additional
                                            ---------------------------     Paid - In      Deferred     Accumulated
                                               Shares         Amount         Capital     Compensation     Deficit          Total
                                            ------------   ------------   ------------   ------------   ------------   ------------
Balance as of December 31, 2000               66,002,808   $         33   $    286,258   $     (3,931)  $   (132,943)       149,417
Deferred compensation - stock options               --             --             (674)           674           --             --
Amortization of deferred compensation               --             --             --            1,202           --            1,202
Repurchase of common stock                    (1,538,503)            (1)          (386)           387           --             --
Issuance of common stock - employee stock
  purchase plan                                   25,383           --               30           --             --               30
Issuance of common stock - stock options         361,774           --               19           --             --               19
Beneficial conversion feature of preferred
  stock                                             --             --           15,980           --             --           15,980
Accrued dividends on preferred stock                --             --             (122)          --             --             (122)
Accretion of beneficial conversion feature
  of preferred stock, net of issuance costs         --             --             (348)          --             --             (348)
Net loss                                            --             --             --             --         (115,454)      (115,454)
                                            ------------   ------------   ------------   ------------   ------------   ------------
Balance as of December 31, 2001               64,851,462   $         32   $    300,757   $     (1,668)  $   (248,397)  $     50,724
Deferred compensation - stock options               --             --               (2)             2           --             --
Amortization of deferred compensation               --             --             --            1,228           --            1,228
Issuance of common stock - employee stock
  purchase plan                                   14,000           --                4           --             --                4
Issuance of common stock - stock options          64,437           --                9           --             --                9
Beneficial conversion feature option of
  preferred stock                                   --             --           18,531           --             --           18,531
Accrued dividends on preferred stock                --             --           (3,573)          --             --           (3,573)
Accretion of beneficial conversion feature
  of preferred stock, net of issuance costs         --             --          (10,078)          --             --          (10,078)
Net loss                                            --             --             --             --          (36,094)       (36,094)
                                            ------------   ------------   ------------   ------------   ------------   ------------
Balance as of December 31, 2002               64,929,899   $         32   $    305,648   $       (438)  $   (284,491)  $     20,751
Amortization of deferred compensation               --             --             --              438           --              438
Valuation of common stock warrants issued
  for loan guarantees                               --             --            6,656           --             --            6,656
Issuance of common stock - employee stock
  purchase plan                                   15,380           --                5           --             --                5
Issuance of common stock - stock options       5,363,763              3          2,278           --             --            2,281
Issuance of common stock - preferred stock
  conversions                                 31,629,760             16         13,984           --             --           14,000
Issuance of common stock - dividends on
  preferred stock conversions                  3,510,252              2          2,520           --             --            2,522
Accrued dividends on preferred stock                --             --           (3,698)          --             --           (3,698)
Accretion of beneficial conversion feature
  of preferred stock                                --             --          (14,327)          --             --          (14,327)
Preferred stock reclassification                    --             --           (1,394)          --             --           (1,394)
Debt discount ascribed to warrants and
  notes payable                                     --             --           26,063           --             --           26,063
Net loss                                            --             --             --             --          (34,997)       (34,997)
                                            ------------   ------------   ------------   ------------   ------------   ------------
Balance as of December 31, 2003              105,449,054   $         53   $    337,735   $       --     $   (319,488)  $     18,300
                                            ============   ============   ============   ============   ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  DSL.NET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                 Year ended December 31,
                                                                      ----------------------------------------------
                                                                          2003             2002             2001
                                                                      ------------     ------------     ------------
Cash flows from operating activities:
Net loss                                                              $    (34,997)    $    (36,094)    $   (115,454)

Reconciliation of net loss to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                                           16,359           20,332           28,043
    Bad debt expense                                                         2,117            2,536            2,996
    Sales credits and allowances                                               394            1,181            1,498
    Amortization of deferred debt issuance costs and debt discount           7,922                9               86
    Stock compensation expense                                                 438            1,228            1,202
    Restructuring charges for write-down of fixed assets                      --               --             29,628
    Impairment charges for write-down of goodwill and investments             --               --              4,455
    Loss (gain) on sales of fixed assets                                        (3)              13              132
    Write off of equipment                                                     166              362              229
    Gain on note settlement                                                 (3,500)            --               --
    Non-cash interest on lease payoff                                          194             --               --
    Net changes in assets and liabilities, net of acquired assets:
      (Increase) in accounts receivable                                     (6,153)          (2,194)          (6,656)
      (Increase) / decrease in prepaid and other current assets                (13)           1,318              222
      Decrease / (increase) in other assets                                    880           (1,480)           1,260
      (Decrease) / increase in accounts payable                             (1,051)             294           (8,859)
      (Decrease) / increase in accrued salaries                               (179)             318             (670)
      Increase / (decrease) in accrued expenses                              2,317           (5,111)          (2,713)
      Increase / (decrease) in deferred revenue                              1,394             (418)           1,612
                                                                      ------------     ------------     ------------
Net cash used in operating activities                                      (13,715)         (17,706)         (62,989)
                                                                      ------------     ------------     ------------
    Cash flows from investing activities:
    Purchases of property and equipment                                     (2,405)          (1,647)          (5,345)
    Proceeds from sales of property and equipment                               17               85              456
    Acquisitions of businesses and customer lines                           (8,743)          (1,150)          (1,797)
    (Increase) / decrease in restricted cash                                    (4)             344            3,765
                                                                      ------------     ------------     ------------
Net cash used in investing activities                                      (11,135)          (2,368)          (2,921)
                                                                      ------------     ------------     ------------
Cash flows from financing activities:
    Proceeds from credit facility                                            6,100             --               --
    Payments on credit facility                                             (6,100)            --               --
    Proceeds from common stock issuance                                      2,287               14               49
    Proceeds from preferred stock issuance and bridge note                    --             15,000           19,511
    Proceeds from note issuances                                            30,000             --               --
    Principal payments under notes and capital lease obligations            (4,976)          (2,907)          (6,689)
                                                                      ------------     ------------     ------------
Net cash provided by financing activities                                   27,311           12,107           12,871
                                                                      ------------     ------------     ------------
Net increase / (decrease) in cash and cash equivalents                       2,461           (7,967)         (53,039)
Cash and cash equivalents at beginning of period                            11,318           19,285           72,324
                                                                      ------------     ------------     ------------
Cash and cash equivalents at end of period                            $     13,779     $     11,318     $     19,285
                                                                      ============     ============     ============
Supplemental disclosure:
Cash paid: interest                                                   $        782     $        819     $      1,372
                                                                      ============     ============     ============
Fixed assets financed under capital leases                            $       --       $       --       $       --
                                                                      ============     ============     ============
Fixed asset purchases included in accounts payable                    $          3     $        485     $        455
                                                                      ============     ============     ============

Supplemental disclosure of non-cash investing activities:
  On January 10, 2003, the Company purchased network assets and associated subscriber lines of
  Network Access Solutions Corporation  (Note 5)
        The fair value of the assets acquired was $14,737

  On September 8, 2003, the Company purchased network assets and associated subscriber lines of
  TalkingNets Holdings, LLC (Note 5)
        The fair value of the assets acquired was $851

Supplemental disclosure of non-cash financing activities:
  During the third and fourth quarter 2003, 14,000 shares of Series Y Preferred Stock were converted into 31,629,759 shares of common stock and $2,522 of accrued dividends pertaining thereto were paid by issuing 3,510,255 shares of common stock

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.    FORMATION AND OPERATIONS OF THE COMPANY

      DSL.net, Inc. (the "Company") was incorporated in Delaware on March 3, 1998 and operations commenced March 28, 1998. The Company combines its facilities, nationwide network infrastructure, and Internet service capabilities to provide various broadband communications services to businesses throughout the United States, primarily using digital subscriber line ("DSL") and T-1 technology. In certain markets where it has not deployed its own equipment, the Company utilizes the local facilities of other carriers to provide service. The Company's product offerings include T-1 and business-class DSL network connectivity and Internet access, virtual private networks (VPNs), frame relay, Web hosting, domain name services management, enhanced e-mail, online data backup and recovery services, firewalls and nationwide dial-up services, as well as integrated voice and data offerings in select markets.

      The Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the year ended December 31, 2003, the Company incurred operating losses of $29,631 and negative operating cash flows of $13,715 that were financed primarily by proceeds from equity issuances. The Company had accumulated deficits of $319,488 and $284,491 at December 31, 2003 and 2002, respectively. The Company expects its operating losses, net operating cash outflows and capital expenditures to continue through 2004.

      The Company has successfully completed private equity and bridge financing transactions totaling approximately $35,000 as follows: approximately $20,000 in the fourth quarter of 2001, $10,000 in March 2002 and $8,500 in May 2002 (which, after cancellation of the bridge loans, yielded net proceeds of approximately $5,000) (Note 9). In addition, on July 18, 2003, the Company successfully raised approximately $30,000 in additional debt and equity financing (Note 6). The Company's independent auditors have noted in their report that the Company's sustained operating losses raise substantial doubt about its ability to continue as a going concern. Failure to generate sufficient revenues, contain certain discretionary spending or achieve certain other business plan objectives could have a material adverse affect on the Company's results of operations, cash flows and financial position, including its ability to continue as a going concern.

      The Company intends to use its cash resources to finance its capital expenditures and for working capital and other general corporate purposes. The Company may also need additional funding to pursue its strategic objective of accelerating growth through acquisition of complementary businesses, subscriber lines or other assets. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including market acceptance of the Company's services, revenue growth, planned capital expenditures, cash generated from operations, improvements in operating productivity, the extent and timing of entry into new markets and availability of and prices paid for acquisitions.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      The Company's cash requirements may vary based upon the timing and the success of implementation of the Company's business plan or if:

      o demand for the Company's services or its cash flow from operations is less than or more than expected;

      o   plans or projections change or prove to be inaccurate;

      o   the Company makes acquisitions;

      o the Company alters the schedule or targets of its business plan implementation; or

      o   the Company curtails and/or reorganizes its operations.

      There can be no assurance that the Company will be able to achieve its business plan objectives or that it will achieve or maintain cash flow positive operating results. If the Company is unable to generate adequate funds from its operations, the Company may not be able to continue to operate its network, respond to competitive pressures or fund its operations. As a result, the Company may be required to significantly reduce, reorganize, discontinue or shut down its operations. These financial statements do not include any adjustments that might result from this uncertainty.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Significant accounting policies followed in the preparation of these financial statements are as follows:

PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the transactions and balances of DSL.net, Inc. and its wholly owned subsidiaries, including DSLnet Communications, LLC, DSLnet Communications VA, Inc., DSLnet Atlantic, LLC, Tycho Networks, Inc. ("Tycho") and Vector Internet Services, Inc. All material intercompany transactions and balances have been eliminated.

USE OF ESTIMATES

      The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. The markets for the Company's services are characterized by intense competition, rapid technological development, regulatory and legislative changes, and frequent new product introductions, all of which could impact the future value of the Company's assets and liabilities. Actual results may differ from those estimates. Certain prior period amounts have been reclassified to conform to the 2003 presentation.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


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

CASH EQUIVALENTS AND MARKETABLE SECURITIES

      The Company considers all highly liquid investments purchased with an original maturity of three months or less from date of acquisition, to be cash equivalents.

RESTRICTED CASH

      Restricted cash at December 31, 2003 and 2002 of $5 and $1, respectively, represents the balance of unvested amounts of the Company's share of matching contributions for terminated employees in the Company's 401(k) plan. This cash is restricted for future funding of matching contributions to the Company's 401(k) plan.

CONCENTRATION OF CREDIT RISK AND CONCENTRATION OF DATA TRANSMISSION SERVICE PROVIDERS

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The Company's cash and investment policies limit investments to short-term, investment grade instruments. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base. No individual customer accounted for more than 5% of the Company's revenue for the years ended December 31, 2003, 2002 or 2001.

      The Federal Deposit Insurance Corporation's ("FDIC") maximum insurance against bank failures for deposits is $100 per institution. The Company's funds, maintained at its banking institutions from time to time, exceed the insured amounts. The Company's short-term investment grade instruments generally are not insured by the FDIC.

      In certain markets where the Company has not deployed its own DSL or T-1 equipment, the Company utilizes local DSL or T-1 facilities from wholesale providers, including Covad Communications, Inc. ("Covad"), in order to provide service to its end-user customers. These wholesale providers may terminate their service with little or no notice. The failure of Covad or any of the Company's other wholesale providers to provide acceptable service on acceptable terms could have a material adverse effect on the Company's operations and cash flows. There can be no assurance that Covad or other wholesale providers will be successful in managing their operations and business plans.

      The Company transmits data across its network via transmission facilities that are leased from certain carriers, including Level 3 Communications, Inc. and MCI. The failure of any of the Company's data transport carriers to provide acceptable service on acceptable terms could have a material adverse effect on the Company's operations and cash flows. MCI, has filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. While MCI has continued with its current operations and has announced that it expects to continue with its current

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


operations without adverse impact on its customers, it may not be able to do so. The Company believes that it could transition the data transport services currently supplied by MCI to alternative suppliers in thirty to sixty days should MCI announce discontinuance of such services. However, if MCI was to discontinue such services without providing sufficient advance notice (at least sixty days), the Company might not be able to transition such services in a timely manner, which could disrupt service provided by the Company to certain of its customers. This could result in the loss of revenue, loss of customers, claims brought against the Company by its customers, or could otherwise have a material adverse effect on the Company. Even if MCI was to provide adequate notice of any such discontinuation of service, there can be no assurance that the Company would be able to transition such service without a material adverse impact on the Company or its customers, if at all.

INVENTORY

      Inventories consist of modems and routers (customer premise equipment or "CPE") which we sell or lease to customers and are required to establish a high speed DSL or T-1 digital connection. Inventories are stated at the lower of cost or market. Cost of inventory is determined on the "first-in, first-out" ("FIFO") or average cost methods. We establish inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology

FIXED ASSETS

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

GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill and other intangible assets were amortized on a straight-line basis over the estimated future periods to be benefited, ranging from two to five years. Goodwill represents the excess purchase price over the fair value of identifiable net assets of businesses acquired. Effective January 1, 2002, the Company adopted SFAS No. 142 "GOODWILL AND OTHER INTANGIBLE

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


ASSETS" ("SFAS No. 142"). The Company ceased to amortize $8,482 of goodwill in accordance with the provisions of SFAS No. 142. The Company recorded approximately $3,156 of goodwill amortization during 2001, $2,484 of which related to the goodwill that it ceased to amortize in 2001.

      The Company completed its transitional goodwill impairment test during the first quarter of 2002, which did not result in an impairment loss. The Company reviews the recoverability of goodwill annually and when events and circumstances change by comparing the estimated fair values of reporting units with their respective net book values. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying value of goodwill over its implied fair value. The Company completed its annual impairment test as of December 31, 2003 and 2002 and concluded that goodwill was not impaired.

OTHER ASSETS

      Other assets include: (i) refundable deposits held as security on certain lease or other obligations, (ii) deposits and associated direct costs paid in connection with future acquisitions, subject to any post-closing adjustments, and (iii) deferred financing costs which are amortized to general and administrative expense over the respective terms of the related debt. As of December 31, 2003 and 2002, refundable deposits were $659 and $1,167, respectively, deposits and associated direct costs paid in connection with future acquisitions were approximately $0 and $867, respectively, and deferred financing costs of $510 and $15, respectively.

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

      The Company has not generated any taxable income to date and, therefore, has not paid any federal income taxes or state taxes based on income since inception. The Company's state and federal net operating loss carryforwards begin to expire in 2004 and 2019, respectively. Use of the Company's net operating loss carryforwards may be subject to significant annual limitations resulting from a change in control due to securities issuances including the Company's sales of its mandatorily redeemable convertible Series X preferred stock (the "Series X Preferred Stock") and its mandatorily redeemable convertible Series Y preferred stock (the "Series Y Preferred Stock") in 2001 and 2002 (Note 9) and from the sale of $30,000 in notes and warrants in 2003 (Note 7). The Company is currently assessing the potential impact resulting from these transactions. The Company has provided a valuation allowance for the full amount of the net deferred tax asset since it has not determined that these future benefits will more likely than not be realized.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


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

      Revenue is recognized pursuant to the terms of each contract on a monthly service fee basis, which varies based on the speed of the customer's broadband connection and the services ordered by the customer. The monthly fee includes phone line charges, Internet access charges, the cost of any leased equipment installed at the customer's site and the other services, as applicable. Revenue that is billed in advance of the services provided is deferred until the services are provided by the Company. Revenue related to installation charges is also deferred and amortized to revenue over 18 months, which is the average customer life of the existing customer base. Related direct costs incurred (up to the amount of deferred revenue) are also deferred and amortized to expense over 18 months. Any excess direct costs over installation charges are charged to expense as incurred. In certain instances, the Company negotiates credits and allowances for service related matters. The Company establishes a reserve against revenue for such credits based on historical experience. From time to time the Company offers sales incentives to its customers in the form of rebates toward select installation services and customer premise equipment. The Company records a liability based on historical experience for such estimated rebate costs, with a corresponding reduction to revenue.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

      The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company principally sells its services directly to end users mainly consisting of small to medium sized businesses, but the Company also sells its services to certain resellers, such as Internet service providers ("ISPs"). The Company believes that it does not have significant exposure or concentrations of credit risk with respect to any given customer. However, if the country or any region the Company services experiences an economic downturn, the financial condition of the Company's customers could be adversely affected, which could result in their inability to make payments to the Company. This could require additional provisions for allowances. In addition, a negative impact on revenue and cash flows related to those customers may occur.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      With its acquisition of certain of the assets of Network Access Solutions Corporation ("NAS") on January 10, 2003, the Company acquired a number of end users, some of whom it serves indirectly through various ISPs. The Company sells its services to such ISPs who then resell such services to the end user. The Company has some increased exposure and concentration of credit risk pertaining to such ISPs. However, no individual customer accounted for more than 5% of revenue for 2003.

LONG-LIVED ASSETS

      For the fiscal years prior to 2002, the Company applied SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" ("SFAS No. 121"), which required that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets.

      In August 2001, SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" ("SFAS No. 144"), was issued. SFAS No. 144 supersedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF" and supersedes and amends certain other accounting pronouncements. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues associated with SFAS No. 121. Among other things, SFAS No. 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 on January 1, 2002, has not had a material impact on the Company's financial position and results of operations.

STOCK COMPENSATION

      The Company applies Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations in accounting for its stock option plans and stock awards with the disclosure provisions of SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS No. 123"). Under APB No. 25, compensation expense is computed to the extent that the fair market value of the underlying stock on the date of grant exceeds the exercise price of the employee stock option or stock award. Compensation so computed is then recognized over the vesting period. The Company accounts for equity instruments issued to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18.

      Stock compensation expense includes amortization of deferred compensation and charges related to stock grants. Stock compensation expense for the years ended December 31, 2003, 2002 and 2001, was approximately $438, $1,228 and $1,202, respectively.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      If compensation expenses had been recognized based on the fair value of the options at their grant date, in accordance with SFAS No. 123, the results of operations for the years ended December 31, 2003, 2002 and 2001, would have been as follows:

                                                                       Year ended December 31,
                                                             ------------------------------------------
                                                                2003            2002            2001
                                                             ----------      ----------      ----------
Net loss, as reported ..................................     $  (34,997)     $  (36,094)     $ (115,454)
Add: Stock-based employee compensation included in
   net income, net of related tax effects ..............            438           1,228           1,202
Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects ..........         (3,863)         (4,476)         (3,477)
                                                             ----------      ----------      ----------
Pro forma under SFAS 123 ...............................     $  (38,422)     $  (39,342)     $ (117,729)

Net loss applicable to common stockholders:
   As reported .........................................     $  (53,022)     $  (49,745)     $ (115,924)
   Pro forma under SFAS 123 ............................     $  (56,447)     $  (52,993)     $ (118,199)
Basic and diluted net loss per common share:
   As reported .........................................     $    (0.72)     $    (0.77)     $    (1.81)
   Pro forma under SFAS 123 ............................     $    (0.76)     $    (0.82)     $    (1.85)

EARNINGS (LOSS) PER SHARE

      The Company computes net loss per share pursuant to SFAS No. 128, "Earnings Per Share." Basic earnings (loss) per share is computed by dividing income or loss applicable to common stockholders by the weighted average number of shares of the Company's common stock outstanding during the period, excluding shares subject to repurchase.

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

      As of December 31, 2003, the Company had 105,449,054 shares of common stock issued and outstanding. As of December 31, 2002, the Company had 64,929,899 shares of common stock issued and outstanding. The increase of 40,519,155 shares primarily resulted from common stock issued for preferred stock conversions and for employee stock option exercises (Note 12). The weighted average number of outstanding common shares used in computing earnings per share for the years ended December 31, 2003, 2002 and 2001 were 74,125,513, 64,857,869 and 63,938,960, respectively.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      The following options, warrants and convertible preferred stock were excluded from the calculation of earnings per share since their inclusion would be anti-dilutive for all periods presented:

                                                                            Shares of Common Stock
                                                                 ----------------------------------------------
                                                                                  December 31,
                                                                 ----------------------------------------------
                                                                     2003             2002             2001
                                                                 ------------     ------------     ------------
      Options to purchase common stock .....................       18,671,766       23,877,004       13,877,394
      Warrants to purchase common stock ....................      173,105,646       13,033,314           83,314
      Preferred Series X stock convertible to common stock..      111,111,111      111,111,111       55,555,556
      Preferred Series Y stock convertible to common stock..        2,260,909       30,000,000       12,938,000
                                                                 ------------     ------------     ------------
      Total ................................................      305,149,432      178,021,429       82,454,264
                                                                 ============     ============     ============

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 2001, SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS" was issued. SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs that result from the acquisition, construction or development and normal operation of a long-lived asset. Upon initial recognition of a liability for an asset retirement obligation, SFAS No. 143 requires an increase in the carrying amount of the related long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the asset's useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement has not had a material impact on the Company's financial position or results of operations and cash flows.

      In August 2001, SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" was issued. SFAS No. 144 supersedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF" and supersedes and amends certain other accounting pronouncements. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues associated with SFAS No. 121. Among other things, SFAS No. 144 provides guidance on how long-lived assets

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 has not had a material impact on the Company's financial position or results of operations or cash flows.

      In June 2002, SFAS No. 146, "ACCOUNTING FOR EXIT OR DISPOSAL ACTIVITIES" ("SFAS NO. 146") was issued. SFAS No. 146 addresses the accounting for costs to terminate a contract that is not a capital lease, costs to consolidate facilities and relocate employees, and involuntary termination benefits under one-time benefit arrangements that are not an ongoing benefit program or an individual deferred compensation contract. The provisions of the statement will be effective for disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's financial position or results of operations or cash flows.

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

      In November 2002, the FASB issued Interpretation No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS," ("FIN 45"). FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The disclosure requirements of FIN 45 are effective for all financial statements issued after December 15, 2002. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material affect on the Company's financial position, results of operations or cash flows.

      In January 2003, the FASB issued FIN No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES." FIN No. 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 is effective for variable interest entities created after January 31, 2003 and to any variable interest entities in which the company obtains an interest after that date. FIN No. 46 was originally effective for the quarter ending September 30, 2003 for variable interest entities in which the company held a variable interest that it acquired before February 1, 2003. However, in October 2003, the FASB deferred the effective date for implementation of FIN No. 46 until December 31, 2003. Accordingly, DSLnet adopted FIN No. 46 effective December 31, 2003 with no material impact on its financial condition or results of operations or cash flows.

      In April 2003, the FASB issued SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 was effective for certain contracts entered into or modified after June 30, 2003. DSL.net adopted SFAS No. 149 effective July 1, 2003 with no material impact on its financial condition or results of operations or cash flows.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      In May 2003, the FASB issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." SFAS No. 150 specifies that freestanding financial instruments within its scope constitute obligations of the issuer and that, therefore, the issuer must classify them as liabilities. Such freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets and certain obligations to issue a variable number of shares. SFAS No. 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 was effective at the beginning of the third quarter of 2003. DSL.net adopted SFAS No. 150 effective July 1, 2003 with no material impact on its financial condition or results of operations or cash flows.

      In May 2003, The Emerging Issues Task Force ("EITF") released Issue No. 00-21 "REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES" ("EITF 00-21"). EITF 00-21 requires that: (i) revenue arrangements with multiple deliverables be divided into separate units of accounting if: the deliverables in the arrangement have value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the undelivered items; and if the arrangement includes a right of return of a delivered item, delivery or performance of the undelivered items is considered probable and substantially in control of the vendor, (ii) arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, and (iii) applicable revenue recognition criteria should be considered separately for separate units of accounting. EITF 00-21 became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has not yet adopted EITF 00-21, but it has evaluated the impact of adoption, and determined that it would not have a material effect on its financial condition or results of operations or cash flows.


3.    FIXED ASSETS

                                                       Estimated
                                                         Useful
                                                         Lives       2003       2002
                                                       ---------   --------   --------
Network and computer equipment.......................  3-5 years   $ 45,303   $ 35,893
Furniture, fixtures, office equipment and software...  3-5 years     18,994     18,507
Vehicles.............................................    3 years        190        148
Collocation costs....................................    5 years     16,985     12,430
                                                                   --------   --------
                                                                     81,472     67,068
Less-accumulated depreciation and amortization...................    57,115     44,002
                                                                   --------   --------
                                                                   $ 24,357   $ 23,066
                                                                   ========   ========

      As of December 31, 2003 and 2002, the recorded cost of equipment under capital lease was $566 and $10,276, respectively. As of December 31, 2003 and 2002, the cost of equipment under capital lease included in network and computer equipment was $173 and $8,901, respectively. The cost of equipment under capital lease included in furniture, fixtures, office equipment and software as of December 31, 2003 and 2002, was $393 and $1,375, respectively. Accumulated depreciation for this equipment under capital lease at December 31, 2003 and 2002, was $442 and $6,416, respectively.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      As of December 31, 2003 and 2002, the Company had capitalized computer software costs of $10,583 and $10,055, respectively, and had recorded accumulated amortization expense related to these costs of $10,027 and $9,173, respectively. Depreciation and amortization expense related to fixed assets was $13,604, $14,983 and $20,118, for the years ended December 31, 2003, 2002 and
2001, respectively.


4.    ACQUISITIONS

      On April 8, 2003, the Company entered into an asset purchase agreement with TalkingNets, Inc. and TalkingNets Holdings, LLC (collectively, "TalkingNets") pursuant to which the Company agreed to acquire assets and subscribers of TalkingNets (the "TalkingNets Assets") for $726 in cash (the "TalkingNets Asset Purchase Agreement"). As TalkingNets had filed a voluntary petition for Chapter 11 reorganization in February 2003, the TalkingNets Asset Purchase Agreement was subject to the approval of the U.S. Bankruptcy Court for the Eastern District of Virginia. On April 9, 2003, the TalkingNets Asset Purchase Agreement and the transactions contemplated thereby were approved by the Bankruptcy Court. On April 11, 2003, the Company paid the full purchase price of $726 into escrow.

      On September 8, 2003, in accordance with the TalkingNets Asset Purchase Agreement, the Company completed its transaction to acquire the TalkingNets Assets. This acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141. The results of TalkingNets' operations have been included in the Company's consolidated financial statements since September 8, 2003 (the closing date). The estimated fair values of the acquired assets at the date of acquisition exceeded the purchase price and, accordingly, the acquired assets have been written down on a pro-rata basis by asset group to the purchase price of approximately $851 ($726 plus associated direct acquisition costs of approximately $125) as follows: (i) certain accounts receivables of $55, (ii) intangible assets pertaining to approximately 90 acquired subscriber lines of $111, and (iii) property and equipment of $685.

      In December of 2002, the U.S. Bankruptcy Court for the District of Delaware approved the Company's bid to purchase certain network assets, equipment and associated subscriber lines of NAS for $14,000 consisting of $9,000 in cash and $5,000 in a note payable to NAS. The Company closed the transaction on January 10, 2003, whereby it acquired certain of NAS' network assets, equipment in approximately 300 central offices and approximately 11,500 associated subscriber lines (the "NAS Assets"), pursuant to an Amended and Restated Asset Purchase Agreement, (the "NAS Asset Purchase Agreement"). Additionally, on January 10, 2003, the Company hired approximately 78 employees formerly employed by NAS. No pre-closing liabilities were assumed in connection with the NAS transaction. The cash portion of the consideration was paid from the Company's existing cash. In accordance with the NAS Asset Purchase Agreement, the Company negotiated a $1,083 reduction in the cash paid at the closing, representing the Company's portion of January revenue which was billed and collected by NAS, bringing the net cash paid for the NAS Assets to $7,917.

      NAS provided high-speed Internet and virtual private network services to business customers using digital subscriber line, frame relay and T-1 technology via its own network facilities in the Northeast and Mid-Atlantic markets. The NAS acquisition significantly increased the Company's

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


subscriber base and its facilities-based footprint in one of the largest business markets in the United States.

      The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141 "BUSINESS COMBINATIONS" ("SFAS No. 141"). The results of NAS' operations have been included in the consolidated financial statements since January 10, 2003 (the acquisition date). The estimated fair values of the acquired assets at the date of acquisition exceeded the purchase price and, accordingly, the acquired assets have been written down on a pro-rata basis by asset group to the purchase price of approximately $14,737 ($14,000 plus associated direct acquisition costs of approximately $737) as follows: (i) intangible assets pertaining to approximately 11,500 acquired subscriber lines of $1,480 and (ii) property and equipment of $13,113 and inventory of $144. In July, 2003, the Company paid $1,500 into escrow for the negotiated repurchase and cancellation of the $5,000 note issued by the Company to NAS as part of the purchase price for the NAS Assets. The payment was subject to approval by the bankruptcy court presiding over NAS' bankruptcy petition. On August 25, 2003, the court approved the transaction, and the $1,500 held in escrow was paid to NAS in full satisfaction of the note.

      With the acquisition of the NAS Assets on January 10, 2003, the Company acquired a number of end users, some of whom it serves indirectly through various ISPs. The Company sells its services to such ISPs who then resell such services to the end user. Accordingly, the Company had some increased exposure and concentration of credit risk pertaining to such ISPs during 2003. However, no individual customer accounted for more than 5% of revenue for 2003.

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

      During the quarter ended March 31, 2002, the Company entered into an Asset Purchase Agreement, dated as of January 1, 2002, with Broadslate Networks, Inc. ("Broadslate") for the purchase of business broadband customer accounts and certain other assets, including certain accounts receivable related to the customer accounts. The initial purchase price of approximately $800 was subject to certain adjustments, which resulted in a $50 reduction in the purchase price. The Broadslate customer line acquisitions were accounted for under the purchase method of accounting and, accordingly, the adjusted purchase price of approximately $750 was allocated to the assets acquired based on their estimated fair values at the date of acquisition as follows: approximately $28 to net accounts receivable acquired and approximately $722 to approximately 520 subscriber lines acquired, which amount is being amortized on a straight-line basis over two years from the date of purchase.

      During the quarter ended June 30, 2001, the Company entered into agreements with Covad

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


and Zyan Communications, Inc. ("Zyan"), a California-based ISP which had filed for bankruptcy protection; affording the Company the right to acquire up to 4,800 Zyan subscriber lines whose wholesale circuit connections were being supported by Covad. In accordance with the Covad agreement, the anticipated purchase price of $1,467 for these Zyan lines was escrowed at closing and restricted as of June 30, 2001. Ultimately, the Company was able to contract for service with and acquire approximately 2,800 former Zyan customers, for a purchase price of approximately $1,075 and as of December 31, 2001 the remaining escrow balance of approximately $392 had been returned to the Company. These Zyan customer line acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to subscriber lines acquired based on their estimated fair values at the date of acquisition. This amount is being amortized on a straight-line basis over two years.

      The following table sets forth the unaudited pro forma consolidated financial information of the Company, giving effect to the acquisition of end users under the Covad Safety Net program and the acquisition of Zyan customers, Broadslate customers, Abacus customers, and NAS customers as if the transactions occurred at the beginning of the periods presented. Inclusion of the TalkingNets Acquisition would not materially change the pro forma results.

                                                                 Year ended December 31,
                                                       ------------------------------------------
                                                           2003           2002           2001
                                                       ------------   ------------   ------------
Pro forma revenue                                      $     72,091   $     71,615   $     48,805
Pro forma operating loss                                    (29,604)       (43,477)      (112,513)
Pro forma net loss                                          (35,016)       (65,269)      (112,998)
Pro forma net loss applicable to common stockholders   $    (53,041)  $    (78,921)  $   (113,463)
Pro forma net loss per share, basic and diluted        $      (0.72)  $       1.22   $      (1.77)
Shares used in computing pro forma net loss
  per share, basic and diluted                           74,125,513     64,857,869     63,938,960

      The pro forma results are not necessarily indicative of the actual results of operations that would have been obtained had the acquisitions taken place at the beginning of the respective periods or the results that may occur in the future.

      The revenue attributable to subscriber lines acquired for the years ended December 31, 2003, 2002 and 2001, was approximately $23,012, $2,068 and $5,326, respectively.


5.    GOODWILL AND OTHER INTANGIBLE ASSETS

      In June 2001, a goodwill impairment analysis was performed on the Company's recorded goodwill for Tycho and Trusted Net by comparing the carrying value of the goodwill with the expected future net cash flows generated over the remaining useful life of the assets. Tycho and Trusted Net Media Holdings, LLC ("Trusted Net") goodwill resulted from acquisitions in 1999 and 2000, respectively. Since the carrying value was more than the expected future net cash flows due to the under performance of the acquired assets, the goodwill was reduced by approximately $3,155 to the net present value of the expected future net cash flows. Of this amount, $2,124 related to a reduction in the goodwill for the Company's acquisition of Tycho and $1,031 related to a reduction in the goodwill for the Company's acquisition of certain assets of Trusted Net. In September 2001, a goodwill impairment analysis was again performed on the Company's recorded goodwill for Tycho and Trusted Net by comparing the carrying value of the goodwill with the expected future net cash flows generated over the remaining useful life of the assets. As a result of this analysis, expected future net cash flows were determined to be

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


insignificant and, as the carrying value was more than the expected future net cash flows, the balance of goodwill of approximately $800 was written off. Of this amount, approximately $170 and $630 pertained to reductions in the goodwill of Tycho and Trusted Net, respectively (Note 15).

      The following table shows the gross and unamortized balances of goodwill and other intangible assets:

                                December 31, 2003                              December 31, 2002
                   ------------------------------------------     ------------------------------------------
                                   Accumulated                                    Accumulated
                       Gross      Amortization        Net             Gross      Amortization        Net
                   ------------   ------------   ------------     ------------   ------------   ------------
Goodwill           $     12,413   $      3,931   $      8,482     $     12,413   $      3,931   $      8,482
Customer lists           15,506         14,496          1,010           13,914         11,740          2,174
                   ------------------------------------------     ------------------------------------------
   Total           $     27,919   $     18,427   $      9,492     $     26,327   $     15,671   $     10,656
                   ==========================================     ==========================================

      Amortization expense of other intangible assets for the years ended December 31, 2003 and 2002 was $2,756 and $5,349, respectively. Accumulated amortization at December 31, 2003 and 2002, was $18,427 and $15,671, respectively. Amortization expense of goodwill and other intangible assets for the year ended December 31, 2001 was $7,925. The future amortization of the unamortized balance of customer lists as of December 31, 2003, is $954 in 2004 and $56 in 2005.

      In accordance with SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS No. 142"), which became effective on January 1, 2002, the Company ceased to amortize $8,482 of goodwill in accordance with the provisions of SFAS No.
142. The Company recorded approximately $3,156 of goodwill amortization during 2001, $2,484 of which related to the goodwill that it ceased to amortize.

      In lieu of amortization, the Company made an initial impairment review of its goodwill in January of 2002 which did not result in any impairment adjustments. Annual impairment reviews were performed in December of 2002 and 2003. The Company did not record any goodwill impairment adjustments resulting from its impairment reviews. The Company will continue to perform annual impairment reviews, unless a change in circumstances requires a review in the interim.

      The following table sets forth the effect on the Company's net loss and net loss per share had SFAS No. 142 been effective at the beginning of the periods presented.

                                        For the Year Ended December 31,
                                   ----------------------------------------
                                      2003           2002           2001
                                   ----------------------------------------
Reported: Net Loss                 $  (34,997)    $  (36,094)   $  (115,454)
Add back: Goodwill amortization            --             --          3,156
Adjusted Net Loss                  $  (34,997)    $  (36,094)   $  (112,298)

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Basic earnings per share:
Reported: Net Loss                 $    (0.72)    $    (0.77)   $     (1.81)
Goodwill amortization                      --             --           0.05
Adjusted Net Loss                  $    (0.72)    $    (0.77)   $     (1.76)

Diluted earnings per share
Reported: Net Loss                 $    (0.72)    $    (0.77)   $     (1.81)
Goodwill amortization                      --             --           0.05
Adjusted Net Loss                  $    (0.72)    $    (0.77)   $     (1.76)



6.    DEBT

      In December 2001, in conjunction with the Company's sale of shares of Series Y Preferred Stock, the Company issued short-term promissory notes for proceeds of $3,531 to the holders of the Series Y Preferred Stock. The promissory notes provided for an annual interest rate of 12%. In May 2002, in accordance with the terms of the Series Y Purchase Agreement (as defined below), the Company sold an additional 8,531 shares of its Series Y Preferred Stock for $5,000 in cash and delivery of the promissory notes for cancellation. All accrued interest on the promissory notes, of approximately $145, was forgiven (Note 9).

      On January 10, 2003, the Company issued a $5,000 note to NAS in conjunction with its acquisition of the NAS Assets (Note 5). The company negotiated settlement of the note for $1,500, which was approved by the bankruptcy court on August 25, 2003 and resulted in a gain of $3,500 in other income.

      The Company entered into a Revolving Credit and Term Loan Agreement, dated as of December 13, 2002 (the "Credit Agreement"), with a commercial bank providing for a revolving line of credit of up to $15,000 (the "Commitment"). Interest on borrowings under the Credit Agreement was payable at 0.5% percent above the Federal Funds Effective rate. The Company's ability to borrow amounts available under the Credit Agreement was subject to the bank's receipt of a like amount of guarantees from certain of the Company's investors and/or other guarantors. On February 3, 2003, the Company borrowed $6,100 under the Credit Agreement. As of March 3, 2003, certain of the Company's investors had guaranteed $9,100 under the Credit Agreement. On July 18, 2003, the Company repaid the $6,100 outstanding balance plus accrued interest and terminated the Credit Agreement. The Company wrote off approximately $184 of the related unamortized balance of loan origination fees.

      The Company entered into a Reimbursement Agreement and related Security Agreement, dated as of December 27, 2002, with VantagePoint and Columbia and other holders of or affiliates of holders of the Company's Series X and Series Y Preferred Stock (the Guarantors"). Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, VantagePoint and Columbia issued guarantees in an aggregate amount of $6,100 to support certain obligations of the Company under the Credit Agreement. On July 18, 2003, in connection with the termination of the Credit Agreement, the guarantees, Reimbursement Agreement and related Security Agreement were terminated.

      Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, the Company issued warrants to purchase an aggregate of 12,013,893 shares of its common stock to

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


VantagePoint and Columbia, in consideration for their guarantees aggregating $6,100. All such warrants have a ten year life and an exercise price of $0.50 per share. On March 26, 2003, the Company issued additional warrants, exercisable for ten years, to purchase a total of 936,107 shares of its common stock at $0.50 per share to VantagePoint and Columbia, bringing the total number of warrants issued in connection with the Reimbursement Agreement to 12,950,000. On February 3, 2003, the Company borrowed on the Credit Agreement and the Guarantors' guarantees of the subject loan became effective.

      On February 3, 2003, the Company valued the 12,950,000 warrants at $0.514 each with a total value of approximately $6,656. The valuation was performed using a Black-Scholes valuation model with the following assumptions: (i) a risk free interest rate of 4.01% (ten-year Treasury rate), (ii) a zero dividend yield, (iii) a ten year expected life, (iv) an expected volatility of 153%, (v) an option exercise price of $0.50 per share and (vi) a current market price of $0.52 per share (the closing price of the Company's common stock on February 3, 2003). Since the warrants were issued in consideration for loan guarantees, which enabled the Company to secure financing at below market interest rates, the Company recorded their value as a deferred debt financing cost to be amortized to interest expense over the term of the loan (approximately 57 months) using the "Effective Interest Method" of amortization. On July 18, 2003, the Company repaid its outstanding loan balance that was secured by these loan guarantees, and terminated the Credit Agreement. Accordingly, the Company wrote-off approximately $5,747 of the related unamortized balance of deferred financing costs to other expense. For the year ended December 31, 2003 expense relating to amortized deferred financing costs was approximately $909.

      On March 3, 2003, the Company and certain of the Guarantors entered into Amendment No. 1 to the Reimbursement Agreement, pursuant to which VantagePoint increased its guarantee by $3,000 bringing the aggregate guarantees by all Guarantors under the Reimbursement Agreement, as amended, to $9,100. As consideration for VantagePoint's increased guarantee, if the Company closed an equity financing on or before December 3, 2003, it was authorized to issue VantagePoint additional warrants to purchase the type of equity securities issued by the Company in such equity financing. The number of such additional warrants would be determined by dividing the per share price of such equity securities into a thousand dollars. Accordingly, since the Company closed a financing on July 18, 2003, the Company issued to VantagePoint in December 2003, additional warrants with a three year life, to purchase 2,260,909 shares of its common stock at a per share price of $0.4423.

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

      Subject to the terms and conditions of the Note and Warrant Purchase Agreement, the Company issued an aggregate of $30,000 in principal amount of Notes to the Investors on July 18, 2003. Principal on the Notes is payable in a single payment on July 18, 2006. The Notes provide for an annual interest rate of 1.23%, payable in cash quarterly in arrears commencing on

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


October 31, 2003, unless the Company elects to defer payment of such interest and pay it together with the principal amount of the Notes at maturity on July 18, 2006. Pursuant to the terms of the Security Agreement, the Company's obligations under the Notes are secured by a security interest in a majority of the personal property and assets of the Company and certain of its subsidiaries. Interest expense accrued on the Notes for year ended December 31, 2003 approximated $170. The Company elected to defer all interest payments until further notice.

      Subject to the terms and conditions of the Note and Warrant Purchase Agreement, the Company issued a warrant to purchase 12,950,000 shares of its common stock to Deutsche Bank on or about August 12, 2003. The Company issued the remaining Warrants to purchase an aggregate of 144,944,737 shares of its common stock to Deutsche Bank (105,471,053 shares) and VantagePoint (39,473,864 shares) on or about December 9, 2003. All of these warrants were issued with an exercise price of $0.38 per share.

      On July 18, 2003, the Company recorded the Note and Warrant transactions in accordance with Accounting Principals Board Opinion No. 14, "ACCOUNTING FOR CONVERTIBLE DEBT AND DEBT ISSUED WITH STOCK PURCHASE WARRANTS," whereby a fair value was ascribed to the 157,894,737 Warrants to be issued to the Investors (related to the Note and Warrant Purchase Agreement) together with the 2,260,909 warrants to be issued to VantagePoint (related to VantagePoint's increased guarantee under Amendment No. 1 to the Reimbursement Agreement) using a Black-Scholes valuation model with the following assumptions: (i) a risk free interest rate of 2.24% (three-year Treasury rate), (ii) a zero dividend yield,
(iii) a three-year life, (iv) an expected volatility of 152%, (v) a warrant option price of $0.38 per share for the 157,894,737 Warrants and $0.4423 per share for the 2,260,909 warrants and (vi) a current market price of $0.83 (the closing price of the Company's common stock on July 18, 2003) per share. A fair value was ascribed to the Notes using a present value method with a 19% discount rate. The relative fair value of the warrants representing 87% of the combined fair value of the warrants and Notes was applied to the $30,000 proceeds to determine a note discount of approximately $26,063 which was recorded as a reduction to the Notes payable and an increase to additional paid in capital. The note discount is being amortized to interest expense using the "Effective Interest Method" of amortization over the 36 month term of the Notes. For the year ended December 31, 2003, approximately $1,266 of this note discount has been amortized to interest expense.

      The proceeds from the sale of the Notes and Warrants will be (and portions already have been) used by the Company for general corporate purposes, including acquisitions, the roll out of the Company's integrated voice and data service product offering, the expansion of the Company's sales and marketing activities and repayment of certain debt and lease obligations. As of December 31, 2003, the Company has paid approximately $10,200 for the complete repayment of approximately $14,600 of its debt and lease obligations.

      On July 18, 2003, in connection with the Note and Warrant Purchase Agreement, the Company, the Investors and certain of the stockholders of the Company entered an Amended and Restated Stockholders Agreement, which provides for rights relating to the election of directors, the registration of the Company's common stock and certain protective provisions.


7.    COMMITMENTS AND CONTINGENCIES

LEASES

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      Rent expense under operating leases was approximately $1,480, $1,460 and $1,918, for the years ended December 31, 2003, 2002 and 2001, respectively.

      The Company leases space in several buildings, which are used for office and network operations facilities. The Company is obligated under various building leases and capital equipment leases, primarily for its network and computer equipment, which expire at different times through February 2008.

      The future minimum annual lease payments under the terms of such non-cancelable leases as of December 31, 2003 are as follows:

                                                     Operating          Capital
                                                      Leases            Leases
                                                     --------          --------
      2004                                           $  1,987          $    116
      2005                                                520                51
      2006                                                233                --
      2007                                                169                --
      2008                                                 28                --
      Thereafter                                           --                --
                                                     --------------------------
                                                     $  2,937          $    167
                                                     ========
      Less: Amount representing interest                                     12
                                                                       --------
      Present value of future minimum lease payments                   $    155
                                                                       ========

      In March 1999, the Company entered into a master lease agreement to provide up to $2,000 for capital equipment purchases over an initial twelve-month period, subject to renewal options. Individual capital leases are amortized over 30 or 36 month terms and bear interest at 8% to 9% per annum. The outstanding balance under this agreement at December 31, 2003 and 2002 was $0 and approximately $113, respectively.

      In July 2000, the Company entered into a 48-month lease agreement with an equipment vendor to finance the purchase of network equipment. The Company has leased approximately $8,900 under this agreement. In July 2003, the Company paid $2,600 in full settlement of certain outstanding capital lease obligations approximating $3,728. The difference between the lease carrying value and the purchase price of the assets, approximately $1,128 was recorded as a reduction of the carrying value of the assets acquired under the lease obligation. Amounts financed under this lease agreement carried an interest rate of 12% per annum and were secured by the financed equipment. The outstanding capital lease obligation under this agreement at December 31, 2003 and 2002 was $0 and approximately $4,099, respectively.

      In addition, during 1999 and 2000, the Company purchased and assumed through acquisition certain equipment and computer software under other capital leases, which are being repaid over periods ranging from 24 months to 60 months at rates ranging from 7.5% to 15%. In the aggregate, there were capital lease obligations of approximately $155 and $4,565 at December 31, 2003 and 2002, respectively.

      In February 2002, the Company negotiated a termination of its obligations under its lease for vacated office space located in Milford, Connecticut and incurred total expenses in connection with this office closure of approximately $1,109. The Company had recorded adequate reserves

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


for these expenses as part of its restructuring charges during the year ended December 31, 2001. Consequently, no additional costs related to this lease were recorded during the year ended December 31, 2002.

PURCHASE COMMITMENTS

      The Company has long-term purchase commitments with MCI and AT&T (which commitment ended October, 2003), for data transport services with minimum payments due even if the Company's usage does not reach the minimum amounts. The MCI commitment began in May 2000 and required minimum purchases of $4,800 per contract year. In October 2002, the contract was amended, pursuant to its terms and for no additional consideration, to (i) provide for certain price reductions, (ii) reduce the Company's minimum purchase commitment from $4,800 per contract year to $1,800 per contract year for contract years beginning on and after June 1, 2002, and (iii) allow the Company to include certain additional services toward meeting the minimum purchase commitment (which were previously excluded) on a retroactive and prospective basis. The MCI contract ends in November 2004.

      In January 2002, the Company negotiated an amendment to its long-term purchase commitment with AT&T for data transport services. The amendment reduced the Company's minimum purchase commitment to $1,100 for the contract year ending in November 2002 and $987 for the contract period ending in October 2003. The Company also had a commitment to purchase approximately $18 per month of certain additional network facilities from AT&T throughout the commitment period. The AT&T contract and related commitments ended in October, 2003.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      The following table depicts the Company's long-term purchase commitments with the above described service providers:

                                                                         AT&T
                                       MCI Data        AT&T Data      Additional
                                       Transport       Transport       Network
      Commitment Term                  Services        Services       Facilities        Total
      -------------------------------------------------------------------------------------------
      Nov., 9, 2002 - Oct. 3, 2003   $         --    $        987    $        194    $      1,181

      June 2002 - May 2003                  1,800    $         --              --           1,800

      June 2003 - May 2004                  1,800              --              --           1,800

      June 2004 - November 2004               900              --              --             900
                                     ------------    ------------    ------------    ------------
              Total                  $      4,500    $        987    $        194    $      5,681
                                     ============    ============    ============    ============

LITIGATION

      A lawsuit for wrongful termination of employment was filed against the Company in the Superior Court in New Haven, Connecticut on July 29, 1999 by a former officer who was employed by the Company for less than two months. Plaintiff's claims are based chiefly on his allegation that the Company terminated his employment because he allegedly voiced concerns to senior management about the feasibility of certain aspects of the Company's business strategy. The plaintiff is principally seeking compensatory damages for wages and unvested stock options. The Company denies the plaintiff's allegations and believes that his claims are without merit. The Company has been defending the case vigorously and plans to continue to do so.

      A lawsuit was filed against the Company in Connecticut State Court in the Judicial District of New Haven on January 15, 2004 by an individual who claims that he was offered a sales manager position at the Company in December 2003 but was deprived of that position at or immediately prior to his initial employment date. The plaintiff's complaint includes claims for breach of contract, negligent misrepresentation and intentional infliction of emotional distress. The Company denies the plaintiff's allegations and believes that his claims are without merit. The Company plans to defend the case vigorously.

      The Company is also a party to legal proceedings related to regulatory approvals and is subject to state commission, FCC and court decisions related to the interpretation and implementation of the 1996 Telecommunications Act and the interpretation of competitive carrier interconnection agreements in general and the Company's interconnection agreements in particular. In some cases, the Company may be deemed to be bound by the results of ongoing proceedings of these bodies. The Company, therefore, may participate in proceedings before these regulatory agencies or judicial bodies that may materially adversely affect, and/or allow it to favorably advance, various aspects of its business plan.

      From time to time, the Company may be involved in other litigation concerning claims arising in the ordinary course of its business, including claims brought by former employees and claims related to acquisitions. The Company does not believe any of these legal claims or

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


proceedings will result in a material adverse effect on its business, financial position, results of operations or cash flows.

OTHER MATTERS

      The Company has entered into interconnection agreements with traditional local telephone companies. The agreements generally have terms of one to two years and are subject to certain renewal and termination provisions by either party, generally upon 30 days' notification. The Company has renewed such agreements beyond their initial terms in the past and anticipates that it will do so in the future. The Company also is currently awaiting clarification from several traditional local telephone companies with respect to their understanding regarding which (if any) provisions of such agreements need be amended as a result of the D.C. Circuit Court's decision in the action United States Telecom Association v. Federal Communications Commission and United States of America, Consolidated Case No. 00-1012, WL 374262 (D.C. Cir. Mar. 2
2004). Failure to re-negotiate favorable interconnection agreements or delays in negotiations could have a material adverse effect on the Company's operations.

      In certain markets where the Company has not deployed its own equipment, the Company utilizes local facilities from wholesale providers, including Covad, in order to provide service to its end-user customers. These wholesale providers may terminate their service with little or no notice. The failure of Covad or any of the Company's other wholesale providers to provide acceptable service could have a material adverse effect on the Company's operations. There can be no assurance that Covad or other wholesale providers will be successful in managing their operations and business plans.

      The Company transmits data across its network via transmission facilities that are leased from certain carriers, including Level 3 Communications, Inc. and MCI. The failure of any of the Company's data transport carriers to provide acceptable service on acceptable terms could have a material adverse effect on the Company's operations. MCI, filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in July of 2002. While MCI has continued its current operations and has announced that it expects to continue with its current operations without adverse impact on its customers, it may not be able to do so. The Company believes that it could transition the data transport services currently supplied by MCI to alternative suppliers in thirty to sixty days should MCI announce discontinuance of such services. However, if MCI was to discontinue such services without providing sufficient advance notice (at least sixty days), the Company might not be able to transition such services in a timely manner, which could disrupt service provided by the Company to certain of its customers. This could result in the loss of revenue, loss of customers, claims brought against the Company by its customers, or could otherwise have a material adverse effect on the Company. Even if MCI was to provide adequate notice of any such discontinuation of service, there can be no assurance that the Company would be able to transition such service without a material adverse impact on the Company or its customers, if at all.


8.    RELATED PARTY TRANSACTIONS

      On November 14, 2001, the Company entered into a Series X Preferred Stock Purchase Agreement (the "Series X Purchase Agreement") with several private investment funds affiliated with VantagePoint Venture Partners (collectively "VantagePoint") relating to the sale and purchase of up to an aggregate of 20,000 shares of Series X Preferred Stock at a purchase price of

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


$1,000 per share. Pursuant to the Series X Purchase Agreement, on November 14, 2001, December 10, 2001 and March 1, 2002 the Company sold an aggregate of 6,000 shares, 4,000 shares and 10,000 shares, respectively, of Series X Preferred Stock to VantagePoint for total proceeds of $20,000, before direct issuance costs of $189 (Note 9). Prior to the sale of the 20,000 shares of Series X Preferred Stock, VantagePoint beneficially owned approximately 21,956,063 shares of the Company's total outstanding common stock. The 20,000 shares of Series X Preferred Stock issued to VantagePoint are convertible into approximately 111,111,111 shares of the Company's common stock. After the sale of the Series X Preferred Stock, VantagePoint beneficially owned the equivalent of 133,067,174 shares of the Company's common stock (Notes 9 and 16). Two affiliates of VantagePoint are members of the Company's Board of Directors.

      On December 24, 2001, the Company, entered into a Series Y Preferred Stock Purchase Agreement (the "Series Y Purchase Agreement") with Columbia Capital Equity Partners III, L.P., Columbia Capital Equity Partners II, L.P., The Lafayette Investment Fund, L.P., Charles River Partnership X, A Limited Partnership and N.I.G. - Broadslate, Ltd. (collectively with their assigns, the "Series Y Investors") relating to the sale and purchase of up to an aggregate of 15,000 shares of Series Y Preferred Stock at a purchase price of $1,000 per share. Subject to the terms and conditions of the Series Y Purchase Agreement, on December 28, 2001, the Company sold an aggregate of 6,469 shares of Series Y Preferred Stock to the Series Y Investors for an aggregate purchase price of $6,469, before direct issuance costs of $300 (Note 9). In addition, on December 28, 2001, the Company issued promissory notes (Note 6) to the Series Y Investors in the aggregate principal amount of $3,531 in exchange for proceeds of $3,531. On May 29, 2002, the Company sold to the Series Y Investors 8,531 shares of Series Y Preferred Stock for total proceeds of $8,531, which resulted in net proceeds of approximately $5,000, after the cancellation of the promissory notes issued to the Series Y Investors in December 2001. The 15,000 shares of Series Y Preferred Stock owned by the Series Y Investors were convertible into 30,000,000 shares of the Company's common stock (Notes 9 and 16). An affiliate of Columbia was a member of the Company's Board of Directors until August 5, 2003.

      In January 2002, the Company entered into an Asset Purchase Agreement with Broadslate for the purchase of business broadband customer accounts and certain other assets, including accounts receivables related to the acquired customer accounts, for an adjusted purchase price of approximately $750 (Note 4). Certain of the Company's stockholders, including investment funds affiliated with Columbia Capital, in the aggregate owned in excess of 10% of the capital stock of Broadslate. An affiliate of Columbia Capital was a director of Broadslate until February 2002 and a member of the company's Board of Directors until August 5, 2003.

      The Company entered into a Reimbursement Agreement, dated as of December 27, 2002, with several private investment funds affiliated with VantagePoint, Columbia, The Lafayette Investment Fund, L.P. and Charles River Partnership, L.P. (collectively the "Guarantors") and VantagePoint Venture Partners III (Q), L.P., as administrative agent (the "Agent"). The Guarantors are all holders of or affiliates of holders of the Series X Preferred Stock and the Series Y Preferred Stock. Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, the Company issued warrants to purchase 10,379,420 shares of its common stock to VantagePoint and warrants to purchase 1,634,473 shares of its common stock to Columbia (Columbia subsequently transferred 445,254 of such warrants to VantagePoint), in consideration for their guarantees aggregating $6,100. The Company issued additional warrants to purchase 767,301 shares of its common stock to VantagePoint and 168,806 shares of its common stock to Columbia during the first quarter of 2003, bringing the total number of warrants issued to

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


12,950,000. All such warrants are exercisable for ten years at an exercise price of $0.50 per share (Note 6). Prior to the execution of the Reimbursement Agreement, VantagePoint beneficially owned 21,956,063 shares of the Company's common stock and 20,000 shares of the Company's mandatorily redeemable, convertible Series X Preferred Stock, which are convertible into 111,111,111 shares of the Company's common stock, and Columbia owned 15,000 shares of the Company's Series Y Preferred Stock, which were convertible into 30,000,000 shares of the Company's common stock (Notes 9 and 16).

      On March 3, 2003, the Company and certain of the Guarantors entered into Amendment No. 1 to the Reimbursement Agreement, pursuant to which VantagePoint increased its guarantee by $3,000 bringing the aggregate guarantees by all Guarantors under the Reimbursement Agreement, as amended, to $9,100. As consideration for VantagePoint's increased guarantee, if the Company closed an equity financing on or before December 3, 2003, it was authorized to issue VantagePoint additional warrants to purchase the type of equity securities issued by the Company in such equity financing. The number of such additional warrants would be determined by dividing the per share price of such equity securities into a thousand dollars. Accordingly, since the Company closed a financing on July 18, 2003, the Company issued to VantagePoint in December 2003, additional warrants with a three-year life, to purchase 2,260,909 shares of its common stock at a per share price of $0.4423 (Note 6).

      Two affiliates of VantagePoint were members of the Company's Board of Directors and one affiliate of Columbia was a member of the Company's Board of Directors until August 5, 2003.

      On July 18, 2003, the Company entered into the Note and Warrant Purchase Agreement (Note 6). VantagePoint participated in the transactions contemplated by the Note and Warrant Purchase Agreement (Note 6). Two affiliates of VantagePoint were members of the Company's Board of Directors.

      As of December 31, 2003, primarily resulting from the $30,000 financing transaction and guarantees issued under the Reimbursement Agreement (Note 6), VantagePoint had options and warrants issued to acquire approximately 53,726,568 shares of the Company's common stock. In addition, VantagePoint beneficially owned approximately 463,357 shares of the Company's common stock and 20,000 shares of the Company's Series X Preferred Stock which are convertible into approximately 111,111,111 shares of common stock. As a result, VanatagePoint beneficially owned the equivalent of approximately 165,301,036 shares of the Company's common stock (Notes 9 and 16). Two affiliates of VantagePoint are members of the Company's Board of Directors.

      As of December 31, 2003, as a result of the $30,000 financing transaction (Note 6), Deutsche Bank had warrants issued to acquire approximately 118,421,053 shares of the Company's common stock. Two affiliates of Deutsche Bank are members of the Company's Board of Directors.

      During 2003, the Series Y Investors (including Columbia) converted 14,000 shares of Series Y Preferred Stock into 35,140,012 shares of the Company's common stock (including shares issued as dividends) (Note 9). As of December 31, 2003, funds affiliated with one remaining Series Y Investor (Charles River Partnership, L.P.) owned 1,000 shares of Series Y Preferred Stock which are convertible into approximately 2,260,909 shares of the Company's common stock (Note 9). These remaining 1,000 shares of Series Y Preferred Stock were converted into

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


common shares in February, 2004 (Note 16). In addition, resulting from guarantees issued under the Reimbursement Agreement (Note 6), Columbia had warrants to acquire approximately 1,358,025 shares of the Company's common stock. These warrants were exercised in February 2004 (Note 16). An affiliate of Columbia was a member of the Company's Board of Directors until August 5, 2003.

9. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

      On November 14, 2001, the Company entered into the Series X Purchase Agreement with VantagePoint relating to the sale and purchase of up to an aggregate of 20,000 shares of mandatorily redeemable convertible Series X Preferred Stock of the Company at a purchase price of $1,000 per share. Pursuant to the Series X Purchase Agreement, on November 14, 2001, December 10, 2001 and March 1, 2002 the Company sold an aggregate of 6,000 shares, 4,000 shares and 10,000 shares, respectively, of Series X Preferred Stock to VantagePoint for total proceeds of $20,000, before direct issuance costs of $189.

      The holders of the Series X Preferred Stock are entitled to receive cumulative dividends of 12% per year ($120.00 per share per annum) when and as declared by the Board of Directors. All such dividends shall accrue monthly and shall be payable in cash, except in the case of the conversion of the Series X Preferred Stock into common stock, in which case such dividends may be paid, at the sole option of the Company, in shares of common stock. The accrued but unpaid dividends are payable upon the earliest to occur of (i) the liquidation, dissolution, winding up or change in control (as described below) of the Company, (ii) the conversion of the Series X Preferred Stock into common stock and (iii) the redemption of the Series X Preferred Stock.

      In the event of the liquidation, dissolution or winding up of the Company, the holders of the Series X Preferred Stock shall be entitled to $1,000 per share plus all unpaid accrued dividends (whether or not declared), on parity with holders of the Series Y Preferred Stock (discussed below). Remaining assets, if any, shall be distributed to the holders of Series X Preferred Stock, Series Y Preferred Stock, common stock and any other class or series of the Company's capital stock that is not limited to a fixed sum or percentage of assets, on a pro rata basis assuming full conversion into the Company's common stock of all preferred stock. Unless a majority of the holders of the then outstanding Series X Preferred Stock elect otherwise, (i) an acquisition, merger or consolidation which results in a majority ownership change or (ii) the sale of all or substantially all of the assets of the Company (i.e., a "change in control") shall be deemed to be a liquidation of the Company.

      At the option of the holders of the Series X Preferred Stock, each share of Series X Preferred Stock may be converted at any time, into approximately 5,555.56 shares of common stock, which shall be adjusted for certain subsequent dilutive issuances and stock splits. Since the conversion option price was less than the market price of the Company's common stock on the date the Series X Purchase Agreement was signed ("the Series X commitment date"), the Company has recorded a Beneficial Conversion Feature ("BCF") by a reduction (discount) to Preferred Stock in accordance with the guidance under Emerging Issues Task Force ("EITF") 00-27. The BCF was determined using the intrinsic value method which is defined as the "accounting conversion price" less the quoted market price of the common stock on the Series X commitment date multiplied by the number of common shares into which the preferred stock converts; however,

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


the BCF recognized was limited to the net proceeds received from the issuance of the Series X Preferred Stock. The BCF is accreted from the Preferred Stock issuance dates to the redemption date of July 18, 2006. If conversion occurs before the BCF is fully accreted, a charge will be required for the unamortized BCF. The accreted BCF is included in the calculation of net loss applicable to common stockholders.

      The Series X Preferred Stock shall automatically convert into common stock upon the close of business on the date on which the closing sale price of the Company's common stock on the Nasdaq Stock Market has exceeded $2.50 per share (as adjusted for any stock splits, stock dividends, recapitalizations or the like) for a period of 45 consecutive trading days beginning after May 13, 2002.

      The Series X Preferred Stock has voting rights similar to common stock based on the number of shares into which such Series X Preferred Stock is initially convertible. So long as at least 50% of the Series X Preferred Stock issued pursuant to the Series X Purchase Agreement remains outstanding, the holders of the Company's Series X Preferred Stock shall have the right to elect a majority of the members of the Company's Board of Directors. In addition, so long as at least 25% of the Series X Preferred Stock issued pursuant to the Series X Purchase Agreement remains outstanding, the holders of the Company's Series X Preferred Stock shall have the right to vote as a separate class with respect to the approval of (i) the authorization or issuance, or obligation to issue, any equity-related security having rights, preferences or privileges senior to or, during the six-month period commencing December 28, 2001, on parity with, to the Series X Preferred Stock, (ii) any alteration or change to the rights, preferences or privileges of the Series X Preferred Stock or (iii) any reclassification of the Series X Preferred Stock. The Series X Preferred Stock is redeemable, on parity with the Series Y Preferred Stock (discussed below), at the option of the holders of a majority of the then outstanding shares of Series X Preferred Stock at any time on or after January 1, 2005 (which date was subsequently extended to July 18, 2006, as discussed below) at a price equal to $1,000 per share plus all unpaid accrued dividends (whether or not declared).

      On December 24, 2001, the Company entered into the Series Y Purchase Agreement with the Series Y Investors relating to the sale and purchase of up to an aggregate of 15,000 shares of mandatorily redeemable convertible Series Y Preferred Stock of the Company at a purchase price of $1,000 per share. Subject to the terms and conditions of the Series Y Purchase Agreement, on December 28, 2001, the Company sold an aggregate of 6,469 shares of Series Y Preferred Stock to the Series Y Investors for an aggregate purchase price of $6,469, before direct issuance costs of $300. In addition, on December 28, 2001, the Company issued promissory notes to the Series Y Investors in the aggregate principal amount of $3,531 in exchange for proceeds of $3,531 (Note 6). The promissory notes provided for an annual interest rate of 12%. On May 29, 2002, in accordance with the terms of the Series Y Purchase Agreement, the Company sold 8,531 additional shares of Series Y Preferred Stock for net proceeds of $5,000 in cash and delivered the promissory notes for cancellation. All accrued interest of approximately $145 on the promissory notes was forgiven (Note 6).

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

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


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

      In May 2002, the Company's certificate of incorporation was amended to, among other things, increase the number of authorized shares of common stock to 400,000,000. Subsequent to this increase in the authorized shares, at the option of the holders of the Series Y Preferred Stock, each share of Series Y Preferred Stock may be converted into 2,000 shares of common stock, subject to adjustment for certain subsequent dilutive issuances and stock splits (adjusted to 2,260.9 shares of common stock on July 18, 2003, as discussed below). Since the conversion option price was less than the market price of the Company's common stock on the dates the Series Y commitments occurred, the Company has recorded a BCF by a reduction (discount) to Preferred Stock in accordance with the guidance under EITF 00-27. The BCF was determined using the intrinsic value method which is defined as the "accounting conversion price" less the quoted market price of the common stock on the Series Y commitment dates multiplied by the number of common shares into which the preferred stock converts; however, the BCF recognized was limited to the net proceeds received from the issuance of the Series Y Preferred Stock. The BCF is accreted from the preferred stock issuance dates to the redemption date of July 18, 2006. The accreted BCF is included in the calculation of net loss applicable to common stockholders. If conversion occurs before the BCF is fully accreted, a charge will be required for the unamortized BCF (Note 17).

      The Series Y Preferred Stock automatically converts into common stock upon the close of business on the date on which the closing sale price of the common stock on the Nasdaq Stock Market has exceeded $2.50 per share (as adjusted for any stock splits, stock dividends, recapitalizations or the like) for a period of 45 consecutive days commencing on or after June 26, 2002.

      Each share of Series Y Preferred Stock has the right to 978.5 votes and, except as otherwise provided in the Company's certificate of incorporation or required by law, votes together with all other classes and series of capital stock of the Company as a single class on all actions to be taken by all holders of the Company's stock. So long as at least 25% of the Series Y Preferred Stock issued pursuant to the Series Y Purchase Agreement remains outstanding, the holders of the Company's Series Y Preferred Stock have the right to vote as a separate class with respect to the approval of (i) the authorization or issuance, or obligation to issue, any equity-related security

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


having rights, preferences or privileges senior to or, during the six-month period commencing December 28, 2001, on parity with, the Series Y Preferred Stock, (ii) any alteration or change to the rights, preferences or privileges of the Series Y Preferred Stock or (iii) any reclassification of the Series Y Preferred Stock.

      The Series Y Preferred Stock is redeemable, on parity with the Series X Preferred Stock and any other class or series of the Company's capital stock entitled to redemption that is on parity with the Series X Preferred Stock, at the option of a majority of the holders of the then outstanding shares of Series Y Preferred Stock at any time on or after July 18, 2006, at a price equal to $1,000 per share plus all unpaid accrued dividends (whether or not declared).

      In connection with the Series Y Purchase Agreement, the holders of the Series Y Preferred Stock and the Series X Preferred Stock entered into voting agreements which obligated them to vote in favor of the required transactions contemplated by the Series Y Purchase Agreement and related matters. In addition, a stockholders agreement, as amended, among the Company, the holders of the Series X Preferred Stock and the holders of the Series Y Preferred Stock provides for rights relating to election of directors, the registration of the Company's common stock issuable upon conversion of the Series X and Series Y Preferred Stock and certain protective provisions.

      Due to the effects of the Company's $30,000 debt financing issued with warrants to purchase common stock at $0.38 per share (Note 6) on July 18, 2003, the Series Y conversion price was adjusted from $0.50 per share (each share of Series Y Preferred Stock was convertible into 2,000 shares of common stock) to $0.4423 per share (each share of Series Y Preferred Stock is convertible into approximately 2,260.9 shares of common stock) in accordance with certain anti-dilution provisions of the Series Y Preferred Stock. Accordingly, the Company recorded an additional BCF. In addition, the Company and holders of a majority of the Series X Preferred Stock and Series Y Preferred Stock agreed to extend the redemption dates of the Series X Preferred Stock and Series Y Preferred Stock from January 1, 2005 to July 18, 2006.

      In the third quarter of 2003, 88 shares of Series Y Preferred Stock were converted into 176,000 shares of the Company's common stock at a conversion price of $0.50 per share and, in accordance with the terms of the Series Y Preferred Stock, the Company elected to pay accrued dividends approximating $11 by issuing 22,431 shares of its common stock, based on an average fair market value for the ten days preceding conversion of approximately $0.51 per share.

      Also, in the third quarter of 2003, 9,862 shares of Series Y Preferred Stock were converted into 22,297,079 shares of the Company's common stock at a conversion price of $0.4423 per share and, in accordance with the terms of the Series Y Preferred Stock, the Company elected to pay accrued dividends approximating $1,781 by issuing 2,423,465 shares of its common stock based on average fair market values for the ten days preceding each conversion, ranging between approximately $0.70 per share and $0.74 per share.

      As a result of the third quarter conversions of 9,950 preferred shares, the Company was required to accelerate the unaccreted BCF related to such shares, which amounted to an additional $4,724 of preferred stock accretion charged in the third quarter of 2003.

      In December 2003, 4,050 shares of Series Y Preferred Stock were converted into 9,156,680 shares of the Company's common stock at a conversion price of $0.4423 per share and, in accordance with the terms of the Series Y Preferred Stock, the Company elected to pay accrued dividends approximating $729 by issuing 1,064,359 shares of its common stock, based on average fair market values for the ten days preceding each conversion, ranging from between approximately $0.68 per share and $0.69 per share.

      As a result of the fourth quarter conversions of 4,050 preferred shares, the Company was required to accelerate the unaccreted BCF related to such shares, which amounted to an additional $1,699 of preferred stock accretion charged in the fourth quarter of 2003.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
      The Series X Preferred Stock and Series Y Preferred Stock activity is summarized as follows:

                                                                          Mandatorily Redeemable Convertible Preferred Stock
                                                                          --------------------------------------------------
                                                                                  Series X                    Series Y
                                                                           ---------------------      ---------------------
                                                                            Shares       Amount        Shares       Amount
                                                                           --------     --------      --------     --------
Balance December 31, 2000                                                      --       $   --            --       $   --
                                                                           ========     ========      ========     ========

Issuance of shares                                                           10,000       10,000         6,469        6,469

Issuance costs                                                                              (189)                      (300)

Discount on Series X and Y Preferred Stock resulting from a beneficial conversion feature, net of issuance
  costs                                                                                   (9,811)                    (6,169)

Accrued dividends on Series X and Y Preferred Stock                                          115                          6

Accretion of beneficial conversion feature of Series X
  and Y Preferred Stock                                                                      321                         28
                                                                           --------     --------      --------     --------
Balance December 31, 2001                                                    10,000     $    436         6,469     $     35
                                                                           ========     ========      ========     ========

Issuance of shares                                                           10,000     $ 10,000         8,531     $  8,531

Discount on Series X and Y Preferred Stock resulting from a beneficial
  conversion feature, net of issuance costs                                              (10,000)                    (8,531)

Accrued dividends on Series X and Y Preferred Stock                                        2,200                      1,373

Accretion of beneficial conversion feature of Series X
  and Y Preferred Stock                                                                    6,105                      3,973

                                                                           --------     --------      --------     --------
Balance December 31, 2002                                                    20,000     $  8,741        15,000     $  5,381
                                                                           ========     ========      ========     ========

Conversion of Series Y Preferred Stock to
  Common stock                                                                                         (14,000)    $(14,000)

Payment of dividends on converted  Series
  Y Preferred Stock                                                                                                  (2,522)

Accrued dividends on Series X and Y
  Preferred Stock                                                                          2,345                      1,353

Accretion of beneficial conversion feature
  of Series X and Y Preferred Stock                                                        5,145                      9,182

Preferred Stock reclassification                                                            --                        1,394

                                                                           --------     --------      --------     --------
Balance December 31, 2003                                                    20,000     $ 16,231         1,000     $    788
                                                                           ========     ========      ========     ========

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      In January 2004, 6,000 shares of Series X Preferred Stock were converted into 33,333,333 shares of the Company's common stock at a conversion price of $0.18 per share and, in accordance with the terms of the Series X Preferred Stock, the Company elected to pay accrued dividends approximating $1,560 by issuing 2,316,832 shares of its common stock, based on average fair market value for the ten days preceding the conversion of $0.67 per share (Note16). After the conversion, 14,000 shares of Series X Preferred Stock remained outstanding with a liquidation value of approximately $17,300 at January 31, 2004.

      In February 2004, the remaining 1,000 shares of Series Y Preferred Stock were converted into 2,260,910 shares of the Company's common stock at a conversion price of $0.4423 per share and, in accordance with the terms of the Series Y Preferred Stock, the Company elected to pay accrued dividends approximating $221 by issuing 309,864 shares of its common stock, based on average fair market value for the ten days preceding the conversion of $0.71 per share (Note16).

      COMMON STOCK TRANSACTIONS

      The Company's unamortized deferred compensation balance as of December, 31 2003 and 2002 of $0 and approximately $438, respectively, relating to stock options and restricted stock held by employees and directors, was amortized over the respective remaining vesting periods.

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

      During 2003, the Company issued 35,140,012 shares of its common stock upon conversion of 14,000 shares of Series Y Preferred Stock (discussed above), 5,363,763 shares of its common stock upon exercise of vested stock options, and 15,380 shares of its common stock for shares purchased under its employee stock purchase plan (discussed below).

      During January and February 2004, the Company issued 38,220,939 shares of its common stock upon conversion of 6,000 shares and 1,000 shares of Series X and Series Y convertible preferred stock, respectively (Note 16). Also in February 2004, the company issued 413,160 shares of its common stock in a cashless exercise of 1,358,025 warrants owned by Columbia Capital (Note 16).

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


COMMON STOCK RESERVED

      The Company has reserved shares of common stock as follows:

                                                             December 31,
                                                     ---------------------------
                                                         2003           2002
                                                     ------------   ------------
1999 Stock Plan...................................      7,590,328     10,409,130
2001 Stock Plan...................................     42,455,039     20,000,000
VISI Stock Option Plans...........................        560,364         76,392
1999 Employee Stock Purchase Plan.................        215,496        230,876
Stock Warrants....................................     15,210,909     13,033,314
Stock Warrants Associated with Debt Financing.....    157,894,737           --
Series X Redeemable Convertible Preferred Stock...    111,111,111    111,111,111
Series Y Redeemable Convertible Preferred Stock...      2,260,909     30,000,000
                                                     ------------   ------------
                                                      337,298,893    185,460,823
                                                     ============   ============

STOCK WARRANTS

      Pursuant to the terms of the Reimbursement Agreement, in December 2002, the Company issued warrants to purchase 12,013,893 shares of its common stock and in March 2003, the Company issued warrants to purchase 936,107 shares of its common stock, to VantagePoint and Columbia, in consideration for their loan guarantees aggregating $6,100. All such warrants have a ten-year life and an exercise price of $0.50 per share (Note 6). The Company issued additional warrants in December 2003, to purchase 2,260,909 shares of its common stock to VantagePoint in consideration for their additional $3,000 loan guarantee. Such warrants have a ten-year life and an exercise price of $0.4423 per share (Note
6).

      In July 2003, pursuant to the Note and Warrant Purchase Agreement, the Company issued to Deutsche Bank AG London and VantagePoint, warrants to purchase 157,894,737 shares of its common stock. All such warrants have a three-year life and an exercise price of $0.38 per share (Note 6).

      In November 2003, warrants owned by VantagePoint to purchase 83,314 shares of the Company's common stock expired and accordingly, were cancelled.

      At December 31, 2003 and 2002, the Company had outstanding warrants to purchase 173,105,646 and 13,033,314 shares of common stock, respectively.

10. INCOME TAXES

      An income tax provision has not been recorded for the years ended December 31, 2003, 2002 and 2001, because the Company generated net operating losses for those respective years.

      The Company's gross deferred tax assets and liabilities were comprised of the following:

                                                     DECEMBER 31,
                                       ---------------------------------------
                                          2003           2002           2001
                                       ---------      ---------      ---------
Gross deferred tax asset:
Net operating loss carryforwards .     $ 111,175      $  98,956      $  87,891
Depreciation .....................           195           --             --
                                       ---------      ---------      ---------
Other ............................         6,189          6,197          6,802
                                       ---------      ---------      ---------
    Gross deferred tax assets ....       117,559        105,153         94,693

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Gross deferred tax liability:
Depreciation .....................          --              765          1,329
Other ............................           863            513            566
                                       ---------      ---------      ---------
    Gross deferred tax liabilities           863          1,278          1,895

                                       ---------      ---------      ---------
Net deferred tax assets ..........       116,696        103,875         92,798
Valuation allowance ..............      (116,696)      (103,875)       (92,798)
                                       ---------      ---------      ---------
    Net deferred taxes ...........     $    --        $    --        $    --
                                       ---------      ---------      ---------

      A full valuation allowance is recorded against the net deferred tax assets because management believes it is more likely than not that these assets will not be realized. If future profitability is achieved, a significant portion of the net deferred tax assets may not be available to offset future income tax liabilities.

      At December 31, 2003 and 2002, the Company had approximately $282,200 and $254,000 of federal and state net operating loss carryforwards, respectively. Of this amount, approximately $6,000 relates to stock-based compensation deductions which, when realized will be accounted for as a credit to additional paid-in-capital rather than a reduction to the income tax provision. The federal and state net operating loss carryforwards begin to expire in 2019 and 2004, respectively. A significant portion of the net operating loss carryforwards may be subject to limitations under the U.S. federal income tax laws due to changes in the capital structure of the Company.

      The provision for (benefit from) income taxes reconciles to the statutory federal tax rate as follows:

                                                         DECEMBER 31,
                                              --------------------------------
                                                2003        2002        2001
                                              --------------------------------

   Statutory federal tax rate .............     (34.00)%    (34.00)%    (34.00)%
   State income tax, net of federal benefit      (4.62)      (4.97)      (6.09)
   Permanent differences ..................       2.39        0.04        0.94
   Deferred tax state rate change .........       0.00        8.27        --
                                              --------    --------    --------
   Deferred tax asset valuation allowance .      36.23       30.66       39.15
                                              --------    --------    --------
         Effective federal tax rate .......       --  %       --  %       --  %
                                              --------    --------    --------

11. RESEARCH AND DEVELOPMENT EXPENDITURE CREDITS

      In March 2002, the Company filed an application with the Connecticut Department of Revenue Services for research and development expenditure credits for the 1999 and 2000 calendar years. The credits were approved as a reduction against the Connecticut corporation business tax. With regard to credits approved for the 2000 calendar year, the Company was entitled to elect a cash refund at 65 percent of the approved credit. The Company elected to receive the 2000 calendar year credit as a cash refund of approximately $1,301. The 1999 calendar year credit of approximately $671 is available as a carry forward to offset future State of Connecticut corporation business taxes. In July 2002, the Company received the first installment of the cash refund pertaining to the 2000 calendar year of approximately $1,000. Upon receipt of the research and development credits, the Company was obligated to pay approximately $402 to a

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


professional service provider as a result of a contingent fee arrangement for professional services in connection with obtaining such credits. In July 2003, the Company received the second installment of $150 with the balance of $151 payable in July 2004.

      For the years ended December 31, 2003 and 2002, the Company recorded the $150 and $1,000 refunds, respectively, as a reduction in its state corporate franchise tax expenses which are included in general and administrative expenses. The $402 related professional services was recorded in general and administrative expenses for the year ended December 31, 2002.

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

      In November 2001, the Company's Board of Directors adopted the 2001 Stock Option and Incentive Plan (the "2001 Stock Plan"), under which non-officer employees, certain new officers, advisors and consultants can be granted non-qualified stock options, stock appreciation rights, and stock awards. A total of 4,000,000 shares of common stock had been authorized under the 2001 Stock Plan.

      In May 2002, the Company's Board of Directors and shareholders amended the 2001 Stock Plan to (i) increase the number of shares of common stock authorized under the 2001 Stock Plan to a total of 20,000,000 shares, (ii) allow all officers and directors to be granted awards under the plan and (iii) provide for the granting of incentive stock options under the plan.

      In October 2003, the Company's Board of Directors and shareholders amended the 2001 Stock Plan to increase the number of shares of common stock authorized under the 2001 Stock Plan to a total of 45,000,000 shares.

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

      In conjunction with the acquisition of Vector Internet Services, Inc. ("VISI"), the Company also assumed all of the then outstanding options issued under the VISI 1997 and 1999 Stock Option Plans (together with the 1999 Stock Plan and the 2001 Stock Plan, the "Plans"), which became fully vested options to purchase an aggregate of 898,926 shares of common stock. No additional options will be granted by the Company under the VISI stock option plans. The VISI options were valued at $6,654 at the time of the acquisition.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      A summary of activity under the Plans for the years ended December 31, 2001, 2002 and 2003 is as follows:

                                                              Weighted Average
                                                            --------------------
                                             Number of       Fair       Exercise
                                              Shares         Value       Price
                                            -----------     -------     --------

Outstanding at December 31, 2000.......       7,318,612

Granted................................       9,204,150      $0.68       $0.83
Exercised..............................        (361,774)                 $0.05
Cancelled..............................      (2,283,594)                 $6.17
                                            -----------
Outstanding at December 31, 2001.......      13,877,394

Granted................................      10,891,500      $0.25       $0.29
Exercised..............................         (64,433)                 $0.14
Cancelled..............................        (827,457)                 $3.47
                                            -----------
Outstanding at December 31, 2002.......      23,877,004

Granted................................       1,463,000      $0.47       $0.56
Exercised..............................      (5,363,763)                 $0.43
Cancelled..............................      (1,304,475)                 $1.41
                                            -----------
Outstanding at December 31, 2003.......      18,671,766
                                            ===========

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      The following summarizes the outstanding and exercisable options under the Plans as of December 31, 2003, 2002 and 2001:

                                    Options Outstanding                        Options   Exercisable
                        ----------------------------------------------     -----------------------------
                                       Weighted Avg.
                                      Remaining Life     Weighted Avg.                     Weighted Avg.
Exercise Price              Number      (in years)      Exercise Price       Number       Exercise Price
-----------------       -----------   --------------    --------------     ----------     --------------
12/31/03
$0.02-0.49                8,026,838         8.5              $0.29          2,752,783          $0.28
$0.49-1.05                5,953,181         8.2              $0.62          2,653,537          $0.64
$1.05-2.07                1,799,475         6.9              $1.24          1,339,411          $1.29
$2.07-5.19                2,314,069         6.8              $2.87          1,868,464          $2.87
$5.19-7.78                  325,745         6.3              $6.76            294,496          $6.77
$7.78-10.37                  81,000         5.8              $8.38             81,000          $8.38
$10.37-12.96                103,000         6.3             $11.94             94,725         $11.94
$12.96-15.56                 62,458         6.0             $14.79             61,213         $14.80
$15.56-$25.94                 6,000         6.1             $21.50              5,874         $21.44
                        -----------                                        ----------
                         18,671,766         8.0             $ 1.07          9,151,503          $1.57
                        ===========                                        ==========

12/31/02
$0.02-0.49               11,382,076         9.2              $0.28            927,605          $0.22
$0.49-1.05                7,511,060         8.5              $0.62          3,152,807          $0.61
$1.05-2.07                1,864,473         7.8              $1.25            941,417          $1.40
$2.07-5.19                2,449,597         7.7              $2.88          1,436,678          $2.89
$5.19-7.78                  387,432         7.2              $6.74            258,784          $6.76
$7.78-10.37                  83,000         6.6              $8.40             82,352          $8.40
$10.37-12.96                104,000         7.3             $11.94             69,641         $11.94
$12.96-15.56                 82,200         6.0             $14.65             59,686         $14.66
$15.56-$25.94                13,166         3.4             $20.25              9,994         $20.13
                        -----------                                        ----------
                         23,877,004         8.7              $0.98          6,938,964          $1.72
                        ===========                                        ==========

12/31/01
$0.04-2.59               10,902,144         9.3              $0.79          1,944,923          $0.79
$2.59-5.19                2,027,736         8.4              $3.07            805,236          $3.11
$5.19-7.78                  571,612         7.5              $6.93            341,058          $7.08
$7.78-10.37                  88,290         7.3              $8.45             86,892          $8.44
$10.37-12.97                171,100         5.2             $11.94            110,157         $11.94
$12.97-15.56                 96,287         7.2             $14.63             51,658         $14.63
$15.56-$25.94                20,225         6.7             $20.96             11,665         $21.53
                        -----------                                        ----------
                         13,877,394         9.0              $1.69          3,351,589          $2.84
                        ===========                                        ==========

      The estimated fair value at date of grant for options granted for the year ended December 31, 2003, ranged from $0.49 to $0.69, for the year ended December 31, 2002, ranged from $0.25 to $0.94 per share, and for the year ended December 31, 2001, ranged from $0.15 to $1.58 per share. The minimum value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                  December 31,
                                      ------------------------------------
                                      2003           2002            2001
                                      ----           ----            ----

     Risk free interest rate       2.15%-3.06%    2.49%-4.42%    4.70%-5.48%
     Expected dividend yield          None           None           None
     Expected life of option        3-4 years      3-4 years       3 years
     Expected volatility              152%           152%           152%

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      As additional options are expected to be granted in future years, and the options vest over several years, the above pro forma results are not necessarily indicative of future pro forma results.

      The Company records deferred compensation when common stock options and shares of restricted stock are granted with an exercise price below estimated fair value. Deferred compensation is recognized to compensation expense generally over the vesting period. Unvested options for terminated employees are cancelled and the value of such options are recorded as a reduction of deferred compensation with an offset to additional-paid-in-capital. Stock compensation expense totaled approximately $438, $1,228, and $1,202 for the years ended December 31, 2003, 2002 and 2001, respectively.

EMPLOYEE STOCK PURCHASE PLAN

      The Company's 1999 Employee Stock Purchase Plan (the "Purchase Plan") authorized the issuance of up to a total of 300,000 shares of common stock to participating employees.

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

      During the years ended December 31, 2003, 2002 and 2001, the Company issued 15,380, 14,000 and 25,383 shares of its common stock, respectively, under the plan.

13. EMPLOYEE SAVINGS PLAN 401(K)

      On April 1, 2000, the Company started a 401(k) savings plan under which it matches employee contributions at 50% up to the first 4% of their contribution. Employees may elect to participate in the plan bi-annually on the enrollment dates provided they have been employees for at least ninety days. Employees participating in the plan may chose from a portfolio of investments, with the Company's match having the same investment distribution as the employees' election. The Company's contribution to the 401(k) plan during the years ended December 31, 2003, 2002 and 2001 was $166, $140 and $190, respectively.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


14. ACCRUED LIABILITIES

        Accrued liabilities included the following:

                                                      December 31,
                                                   ------------------
                                                    2003        2002
                                                   ------      ------
         Taxes payable - other than
           income taxes                            $1,828      $1,401

         Accrued telecommunication
           expenses                                 3,886         790

         Accrued restructuring expenses               540         935

         Other accrued liabilities                  1,275       1,494
                                                  -------     -------
               Total                               $7,529      $4,621
                                                  =======     =======

      The increase in accrued telecommunications expenses between December 31, 2003 and 2002 of approximately $3,096 was primarily attributable to increased telecommunications expenses resulting from the Company's acquisition of the NAS Assets.

15. RESTRUCTURING AND IMPAIRMENTS

      In December 2000, the Company initiated a new business plan strategy designed to conserve its capital, reduce its losses and extend its cash resources. This strategy included the following actions: 1) further network expansion was curtailed; 2) network connections to certain central offices were suspended; 3) certain facilities were vacated and consolidated; 4) operating expenses were reduced; and 5) headcount was reduced by approximately 140 employees. These actions resulted in a restructuring charge of approximately $3,542.

      In March 2001, the Company re-evaluated its restructuring reserve and booked an increase in the reserve of approximately $831, which was primarily related to delays in subleasing its vacated facilities and additional costs pertaining to its suspended central offices.

      In June 2001, due to the lack of liquidity in the financial markets, the Company further re-evaluated its business plans and determined that additional actions were necessary to further reduce its operating losses, cash burn rate and total funding requirements. These actions included: 1) further reductions in operating expenses; 2) closure of approximately 100 non-active and 250 active central offices; and 3) an additional reduction-in-force of approximately 90 employees. These actions resulted in additional restructuring charges approximating $32,503. Included in this amount were: 1) approximately $272 relating to severance expenses for the 90 employees; 2) approximately $26,079 for the costs associated with the Company's decision to close certain central offices, which includes approximately $2,545 relating to termination and equipment removal fees and approximately $23,534 in write-off of fixed assets;
3) approximately $1,641 for additional estimated costs resulting from delays and expected losses in subleasing vacated office space located in Santa Cruz, California, Atlanta, Georgia, Milford, Connecticut,

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


and Chantilly, Virginia; 4) $1,356 for write down of additional equipment no longer in use; and 5) $3,155 for impairments of goodwill. The goodwill impairment analysis was accomplished by comparing the carrying value of the assets with the expected future net cash flows generated over the remaining useful life of the assets. Since the carrying value was more than the expected future net cash flows, the goodwill was reduced to the net present value of the expected future net cash flows. Of this amount, $2,124 related to a reduction in the goodwill for the Company's acquisition of Tycho and $1,031 related to a reduction in the goodwill for the Company's acquisition of certain assets of Trusted Net. These reductions in goodwill resulted in decreases in monthly amortization expense from approximately $56,800 to approximately $5 for Tycho, and from approximately $43 to approximately $21 for Trusted Net.

      During the third quarter 2001, due to limited available financing for the Company's operations and other factors, the Company again re-evaluated its business plans and determined that additional actions were necessary to further reduce its operating losses, cash burn rate and total funding requirements. These actions included: 1) further reductions in operating expenses; 2) closure of the Tycho and Trusted Net facilities in Santa Cruz, CA and Marietta, GA, respectively; and 3) the decision not to install equipment in 100 new central offices. These actions resulted in additional restructuring and impairment charges approximating $4,748. Included in this amount were increases of: 1) approximately $4,451 relating to the write off of equipment; 2) approximately $376 for additional estimated costs relating to the delays and losses in subleasing vacated office space located in Santa Cruz, California and Milford, Connecticut; 3) approximately $246 in additional costs for equipment removal fees associated with the Company's previous decision to close certain central offices; and 4) approximately $800 for impairments of goodwill. These increases in the restructuring reserve were partially offset by a reduction of approximately $1,125 in previously reserved amounts relating to estimated termination fees associated with the Company's previous decision to close certain central offices, as the Company was successful in negotiating significantly reduced fees at many of the closed central office locations. The goodwill impairment analysis was accomplished by comparing the carrying value of the assets with the expected future net cash flows generated over the remaining useful life of the assets. As a result of this analysis, expected future net cash flows were determined to be insignificant and, as the carrying value was more than these expected future net cash flows, the balance of goodwill was written off. Of this amount, approximately $170 related to a reduction in the goodwill for the Company's acquisition of Tycho and approximately $630 related to a reduction in the goodwill for the Company's acquisition of certain assets of Trusted Net.

      During the fourth quarter 2001, the Company again re-evaluated its business plans and determined that additional actions were necessary to further reduce its operating losses and cash burn rate. These actions included an additional reduction-in-force of approximately 84 employees. These actions resulted in additional restructuring and impairment charges approximating $511. Included in this amount were increases of: 1) approximately $164 relating to severance expenses for the 84 employees; and 2) approximately $500 for impairment of a long term investment. These increases in the restructuring reserve were partially offset by a reduction of approximately $153 in previously reserved amounts relating to the write down of fixed assets associated with the Company's previous decision to close certain central offices. Additionally, during the fourth quarter of 2001, the Company reallocated amounts previously reserved for equipment removal to termination fees, as the Company was successful in negotiating reduced fees for equipment removal at many of the closed central office locations.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


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

      The following table summarizes the additions and charges to the restructuring reserve from December 2000 through December 2003, and the remaining reserve balances at December 31, 2003:

                                                  CENTRAL     CENTRAL        FIXED                  IMPAIRMENT
                                                  OFFICE       OFFICE        ASSET     IMPAIRMENT       OF
                                    FACILITY       TERM.       EQUIP.        WRITE         OF       LONG-TERM
                      SEVERANCE      LEASES        FEES       REMOVAL         OFF       GOODWILL    INVESTMENT     TOTAL
Reserve balance at
  Dec. 31, 2000        $     86     $  1,078     $    600     $   --       $   --       $   --       $   --       $  1,764

Additions to the
  reserve                   436        2,408          215        1,451       29,628        3,955          500       38,593

Charges to the
  reserve                  (522)      (2,290)        (500)      (1,451)     (29,628)      (3,955)        (500)     (38,846)
                       --------     --------     --------     --------     --------     --------     --------     --------
Reserve balance at
  Dec. 31, 2001            --          1,196          315         --           --           --           --          1,511

Charges to the
  reserve                  --           (576)        --           --           --           --           --           (576)
                       --------     --------     --------     --------     --------     --------     --------     --------

Reserve balance at
  Dec. 31, 2002            --            620          315         --           --           --           --            935


Additions to the
  reserve                  --            252         --           --           --           --           --            252

Charges to the
  reserve                  --           (332)        (315)        --           --           --           --           (647)
                       --------     --------     --------     --------     --------     --------     --------     --------

Reserve balance at
  Dec. 31, 2003        $   --       $    540     $   --       $   --       $   --       $   --       $   --       $    540
                       ========     ========     ========     ========     ========     ========     ========     ========

      During the year ended December 31, 2003 the Company increased its reserve for vacated facilities by $252 as a sublet tenant vacated its Santa Cruz facility and the Company does not anticipate any additional sublets. At December 31, 2003, the Company's remaining restructuring reserve balance for its leased Santa Cruz facility of approximately $540 was included in its accrued liabilities.

      There were no additions to restructuring reserves during 2002 and the Company's restructuring reserve balance at December 31, 2002, of approximately $935, was included in the Company's accrued liabilities and represented approximately $620 for anticipated costs

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


pertaining to its vacated office space in Santa Cruz, California, and approximately $315 for anticipated costs pertaining to its closed central offices, which the Company had been disputing.

      The restructuring reserve charges for the year ended December 31, 2001 included approximately $31,528 in network and operations expenses, approximately $6,998 in general and administrative expenses and approximately $67 in sales and marketing expenses on the consolidated statements of operations. The remaining reserve balance of approximately $1,511 was included in the Company's accrued liabilities at December 31, 2001.

16. SUBSEQUENT EVENTS

      On January 15, 2004, a lawsuit was filed against the Company in Connecticut State Court in the Judicial District of New Haven by an individual who claims that he was offered a sales manager position at the Company in December 2003 but was wrongly deprived of that position at or immediately prior to his initial employment date. The plaintiff's complaint includes claims for breach of contract, negligent misrepresentation and intentional infliction of emotional distress. The Company denies the plaintiff's allegations and believes that his claims are without merit, and intends to defend the case vigorously.

      In January 2004, 6,000 shares of Series X Preferred Stock were converted into 33,333,333 shares of the Company's common stock at a conversion price of $0.18 per share and, in accordance with the terms of the Series X Preferred Stock, the Company elected to pay accrued dividends approximating $1,560 by issuing 2,316,832 shares of its common stock, based on the average fair market value for the ten days preceding the conversion of $0.67 per share.

      In February 2004, the remaining 1,000 shares of Series Y Preferred Stock were converted into 2,260,910 shares of the Company's common stock at a conversion price of $0.4423 per share and, in accordance with the terms of the Series Y Preferred Stock, the Company elected to pay accrued dividends approximating $221 by issuing 309,864 shares of its common stock, based on the average fair market value for the ten days preceding the conversion of $0.71 per share.

      In February 2004, Columbia Capital exercised their remaining warrants to purchase 1,358,025 shares of the Company's common stock at an exercise price of $0.50 per share in a cashless exchange which resulted in the issuance of 413,160 shares of the Company's common stock. The cashless exchange was accomplished by deducting the per share exercise price from the per share fair market value of the company's common stock and multiplying the differential times the total warrants to determine the aggregate excess of the fair market value over the exercise price; which was then divided by the the per share fair market value of the Company's common stock to arrive at the number of shares issued. The fair market value of the Company's common stock of $0.72 was determined in accordance with the warrant agreement by calculating the average of the close prices for the five days immediately preceding the exercise date.

      On March 25, 2004, the Company reduced its workforce by approximately 63 employees at its locations in New Haven, Connecticut; Herndon, Virginia; Minneapolis, Minnesota and Wilmington, North Carolina. As a result, the Company incurred approximately $160 in restructuring charges pertaining to severance and benefits payments.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


17. SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

      The following table depicts selected quarterly unaudited financial data for the years ended December 31, 2003, 2002 and 2001.

                                                                 Preferred         Net Loss        Net Loss
                                                                   Stock          Applicable       Per Share,
                         Net       Operating                   Dividends and      to Common        Basic and
                       Revenue        Loss         Net Loss      Accretion       Stockholders       Diluted
                       -------------------------------------------------------------------------------------
Q1 2003                $16,765      $(8,632)       $(9,243)      $(4,061)         $(13,304)        $(0.20)
Q2 2003                 18,097       (7,890)        (8,700)       (4,061)          (12,761)         (0.20)
Q3 2003 as reported     18,227       (5,957)        (9,111)       (2,824)          (11,935)         (0.17)
Q3 2003 as restated     18,227       (5,957)        (9,111)       (6,363)(a)       (15,474)(a)      (0.22)(a)
Q4 2003                 18,244       (7,152)        (7,943)       (3,474)          (11,417)         (0.12)

Q1 2002                 11,381       (9,382)        (9,455)       (2,191)          (11,646)         (0.18)
Q2 2002                 11,596       (9,405)        (9,394)       (3,339)          (12,733)         (0.20)
Q3 2002                 11,262       (8,390)        (8,458)       (4,060)          (12,518)         (0.19)
Q4 2002                 11,291       (8,644)        (8,787)       (4,061)          (12,848)         (0.20)

Q1 2001                  8,822      (27,153)       (26,627)           --           (26,627)         (0.42)
Q2 2001                 10,348      (56,270)       (56,169)           --           (56,169)         (0.88)
Q3 2001                 11,724      (21,898)       (21,912)           --           (21,912)         (0.34)
Q4 2001                $11,075     $(10,575)      $(10,746)        $(470)         $(11,216)        $(0.17)

      (a) The Company's unaudited consolidated financial statements for the third quarter of 2003 have been restated to correct the calculation of accretion of preferred stock, net loss applicable to common stockholders and net loss per share reflected on the Company's consolidated statements of operations. The restatement did not impact the Company's net revenue, operating loss, net loss or any of the items reported on the Company's consolidated statements of cash flows. During the third quarter of 2003, 9,950 shares of the Company's Series Y Convertible Preferred Stock were converted into 22,473,079 shares of the Company's common stock. As originally reported, the calculation of accretion of preferred stock did not reflect the acceleration of accretion of preferred stock, required by the conversions and issuance costs of $4,931, partially offset by a $1,392 adjustment for over accretion of preferred stock and issuance costs as of June 30, 2003, resulting in a net adjustment of $3,539. In addition, as a result of this restatement, the Company reclassified $1,394 related to the BCF, from additional paid-in capital to preferred stock, $1,185 of which was transferred back to additional paid-in capital as a result of the conversions, resulting in a net reclassification of $209 (Note 9).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's two most recent fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

      Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company has evaluated the disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15d-14(c)) as of December 31, 2003. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

b) CHANGES IN INTERNAL CONTROLS

      There have been no changes in the Company's internal controls over financial reporting, or, to the Company's knowledge, in other factors that could materially affect these controls, subsequent to the date of evaluation of the Company's disclosure controls and procedures referred to above.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OCCUPATIONS OF DIRECTORS AND OFFICERS

      Pursuant to the Company's certificate of incorporation, the Company has three classes of directors, each serving for a three year term. Class III directors were elected at our October 14, 2003 annual meeting of stockholders. Class I directors shall be up for election at the 2004 annual meeting of stockholders, and Class II directors shall be up for election at the 2005 annual meeting of stockholders. Set forth below is information relating to the directors and executive officers as of March 30, 2004:

      NAME                                AGE   POSITION
      David F. Struwas....................55    Chairman of the Board, Class III
                                                  Director and Chief Executive
                                                  Officer
      Keith Markley.......................45    President and Chief Operating
                                                  Officer
      Robert J. DeSantis..................48    Chief Financial Officer and
                                                  Treasurer
      Marc R. Esterman....................39    Vice President - Corporate
                                                  Affairs, General Counsel and
                                                  Secretary
      John M. Jaser.......................44    Vice President - Technology
      Walter Keisch.......................58    Vice President - Finance
      Robert B. Hartnett, Jr. (1)(2)(3)...52    Class I Director
      Roderick Glen MacMullin.............33    Class I Director
      Robert G. Gilbertson (1)(2)(3)......62    Class II Director
      Paul Keeler (1)(2)(3) ..............59    Class II Director
      William J. Marshall.................48    Class II Director
      Roger Ehrenberg.....................38    Class III Director
      James D. Marver.....................53    Class III Director

      Michael L. Yagemann.................48    Class III Director

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

      MARC R. ESTERMAN has served as our Vice President - Corporate Affairs, General Counsel and Secretary since December 2003. Mr. Esterman served as our Vice President - Corporate Affairs and Associate General Counsel from May 2003 to December 2003. Prior to that, Mr. Esterman served as our Associate General Counsel from June 2000 to May 2003. From March 1996 to June 2000, Mr. Esterman was an attorney at the law firm of Cummings and Lockwood. From September 1990 to March 1996, Mr. Esterman was an attorney at the law firm of Winthrop, Stimson, Putnam and Roberts.

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

      WALTER KEISCH has served as Vice President - Finance since March 2001. From January to March 2001, he was our Corporate Controller. From July 2000 through December 2000, Mr. Keisch served as Chief Financial Officer for a start-up e-business unit of GE Capital Real Estate. From December 1997 to October 1999 he served as Vice President of Finance, Chief Financial Officer and Secretary for E-Sync Networks, Inc., an e-business service provider. From February 1990 to July 1997, he served as Controller at Textron Lycoming/Allied Signal Aerospace, Engines Division, a gas turbine engine manufacturer.

      ROBERT B. HARTNETT, JR. has served as a director since May 2002. Since April 2002 he has served as the Chairman and Chief Executive Officer of Blue Ridge Networks, an internet security company. Mr. Hartnett was President of Business Markets at Worldcom and CEO of UUNET from July 2000 until April 2001. Previously, Mr. Hartnett was President of global accounts at MCI Worldcom from August 1998 to June 2000. Prior to its merger with Worldcom in 1998, Mr. Hartnett was President of business sales and service at MCI Communications.

      RODERICK GLEN MACMULLIN has served as a director since July 2003. He is currently affiliated with Xavier Sussex, LLC. Previously, he was a Director with DB Advisors, LLC, a proprietary trading arm within the Global Equities Division of Deutsche Bank AG. Prior to joining DB Advisors in 2001, Mr. MacMullin served in various positions with Deutsche Bank Offshore in the Cayman Islands including Head of Investment Funds. From 1993 to 1998, he worked in public accounting for KPMG in the Cayman Islands and Coopers & Lybrand in Ottawa, Canada. Mr. MacMullin holds a bachelor of business administration from St. Francis Xavier University in Nova Scotia, Canada and is a member of the Canadian Institute of Chartered Accountants.

      ROBERT GILBERTSON has served as a director since January 1999. He has been the Chairman of the board of directors of Motia, Inc., a smart antenna company, since November 2002. He has been a venture investor since 1996. From October 1999 through June 2001, he served as a Venture Partner and consultant at Sprout Group, a venture affiliate of Credit Suisse First Boston. In addition, Mr. Gilbertson served as Chairman of the board of directors of Network Computing Devices, Inc. from August 1999 until December 2001 and as President and Chief Executive Officer from May 1996 to August 1999. From April 1996 to April 1997, Mr. Gilbertson also served as Chairman of Avidia Systems Inc.

      PAUL J. KEELER has served as a director since June 2001. Mr. Keeler is currently affiliated with Convergence Consulting Group, LLC. Previously, Mr. Keeler was a Partner of RockRidge Capital Partners, a private equity firm based in Stamford, Connecticut. From February 1991 to February 2001, Mr. Keeler was a Principal at Morgan Stanley & Co., and Head of Global Sales and Service for Morgan Stanley Capital International, a joint venture between Morgan Stanley & Company, Inc. and Capital Group Companies. Prior to that, Mr. Keeler served as Vice President of Morgan Stanley Technology Services; President, Chief Executive Officer and Vice Chairman of Tianchi Telecommunications Corp.; President and Chief Operating Officer of Westinghouse Communications Software, Inc.; Vice President of Strategic Accounts and Business Development for Reuters Holdings, PLC; and Director of MCI Communications. He also served as President and CEO of Halcyon Securities Corporation and is a former member of the New York and American Stock Exchanges.

      WILLIAM J. MARSHALL has served as a director since January 1999. In 2002, Mr. Marshall founded RockRidge Capital Partners, a private equity firm based in Stamford, Connecticut. Previously, Mr. Marshall was a Partner with VantagePoint Venture Partners, a leading venture capital firm with $2.5 billion under management. Prior to joining VantagePoint, Mr. Marshall spent 11 years at Bear Stearns & Company, Inc., serving as Senior Managing Director, Chief Technology Officer and head of the Communications Technologies Group. Prior to Bear Stearns, Mr. Marshall was an early employee at MCI Communications during its high revenue growth years from $70 million to over $4.0 billion annually. Mr. Marshall is a co-founder of the ATM Forum and also was a board member of the Securities Industry Association Technology Committee. He is a graduate of New York University in Finance and Computer Applications and Information Systems (B.S.) and the Harvard Management Program in Strategic Technology and Business Development.

      ROGER EHRENBERG is the President and Global Head of DB Advisors, LLC, the proprietary trading arm of Deutsche Bank's Global Equities Division. Mr. Ehrenberg joined Deutsche Bank in April 1999 from Citigroup, where he spent 10 years as an investment banker, structured tax specialist and derivatives professional. Mr. Ehrenberg received his BBA in Economics and Finance from the University of Michigan and his MBA in Finance and Management from Columbia University.

      JAMES D. MARVER has served as director since April 1999. Mr. Marver has been a Managing Partner at VantagePoint Venture Partners since co-founding the firm in 1996. From 1988 to 1996, Mr. Marver was Senior Managing Director and Head of the Global Technology Group at Bear Stearns & Co. Inc., as well as Head of the San Francisco Investment Banking office. Prior to Bear Stearns, he served as a Managing Director, Co-Head of Technology and Head of the San Francisco corporate finance office at L.F. Rothschild,

Unterberg, Towbin. Earlier in his career, he was an investment banker with Goldman Sachs and a senior consultant with SRI International (formerly Stanford Research Institute). Mr. Marver earned a B.A. from Williams College and Ph.D. from the University of California at Berkeley.

      MICHAEL L. YAGEMANN has served as a director since February 2003. Mr. Yagemann is the Managing Member of Greenbridge Capital LLC, a communications and technology private equity firm that he founded, and the Managing Member and Founder of Greenbridge Partners LLC, a registered broker dealer that provides merger and acquisition and strategic consulting services to telecommunication, media and technology companies. Previously, Mr. Yagemann served as a partner of VantagePoint Venture Partners from January 2003 to March 2004. From 1999 until January 2003, he had been the Managing Member of Greenbridge Capital LLC and the Managing Member and Founder of Greenbridge Partners LLC. From 1997 to 1999, Mr. Yagemann was a partner and served as Co-Founder and Co-Head of the Media and Telecommunications group at Montgomery Securities. He joined Bear Stearns in 1990 and from 1995 to 1997 he served as Co-head of Bear Stearns' Media and Entertainment group and as a Senior Managing Director. Prior to joining Bear Stearns, Mr. Yagemann was a partner at the law firm of Irell & Manella. He earned a B.A. from the University of Colorado and a J.D. from Stanford Law School.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires DSL.net's directors, executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such persons are required by regulations of the SEC to furnish DSL.net with copies of all such filings. Based solely on our review of copies of such filings received with respect to the fiscal year ended December 31, 2003 and written representations from certain persons, DSL.net believes that all such persons complied with all Section 16(a) filing requirements in the fiscal year ended December 31, 2003

AUDIT COMMITTEE

      The Company's Audit Committee is comprised of Messrs. Robert G. Gilbertson, Robert B. Hartnett, Jr. and Paul J. Keeler, all of whom are outside directors. Mr. Gilbertson serves as the Chairman of the Audit Committee. The Board of Directors of the Company has determined that Mr. Gilbertson is an "audit committee financial expert," as such term is defined by regulations promulgated by the Securities and Exchange Commission, and that such attributes were acquired through relevant education and/or experience. Based upon information submitted to the Board of Directors by the members of the Audit Committee, the Board of Directors has determined and believes that all of such persons are capable of exercising independent judgment as members of the Company's Audit Committee and are also "independent" under the listing standards of the Nasdaq and applicable securities laws.

CODE OF ETHICS

      The Company has not adopted a formal, written code of ethics within the specific guidelines of Item 406 of Regulation S-K, promulgated under the Securities Act of 1933, as amended. The Company has verbally communicated the high level of ethical conduct expected from all of its employees, including its officers, and intends to adopt a written code of ethics as soon as practicable.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION AND OTHER INFORMATION CONCERNING DIRECTORS AND OFFICERS

SUMMARY COMPENSATION TABLE

      The following summary compensation table sets forth the total compensation paid or accrued for the 2003 fiscal year for our named executive officers, including our Chief Executive Officer, the four other most highly compensated executive officers who were serving as of December 31, 2003, and one individual who would have been one of our four most highly compensated officers had he served as an officer on December 31, 2003.


                           SUMMARY COMPENSATION TABLE

                                                                                                                  Long Term
                                                                                                                 Compensation
                                                                                                          --------------------------
                                                                                 Other       Restricted   Securities      All Other
                                                                                 Annual        Stock      Underlying    Compensation
Name and Principal Position                 Year     Salary($)    Bonus($)    Compensation    Award(s)      Options          ($)
                                            ----     ---------    --------    ------------    --------      -------          ---
David F. Struwas.......................     2003      200,000          --          --           --                --          --
  Chairman of the Board, Chief              2002      200,000      45,000          --           --         1,700,000          --
  Executive Officer and                     2001      200,000          --          --           --         1,450,000
  Treasurer

Keith Markley..........................     2003      200,000          --          --           --                --          --
  President and Chief                       2002      200,000      45,000          --           --         1,250,000          --
  Operating Officer                         2001      200,000     150,000          --           --         1,450,000          --

Robert J. DeSantis.....................     2003      200,000          --          --           --                --          --
  Chief Financial Officer                   2002      184,615          --          --           --         1,000,000       1,018(2)
  and Treasurer                             2001           --          --          --           --         1,300,000      36,837(2)

Raymond C. Allieri (1).................     2003      165,000          --          --           --                --          --
  Senior Vice President, Sales              2002      165,000      40,000          --           --           900,000          --
  and Marketing                             2001      168,148          --          --           --           500,000

Marc R. Esterman.......................     2003      159,856          --          --           --                --          --
  Vice President - Corporate Affairs,       2002      158,684          --          --           --           100,000          --
  General Counsel and Secretary (3)         2001      154,423          --          --           --           125,000          --

Stephen Zamansky (4)...................     2003      165,000          --          --           --                --          --
  Senior Vice President,                    2002      165,000      40,000          --           --           900,000          --
  Corporate Affairs, General                2001      164,423          --          --           --           550,000          --
  Counsel and Secretary

     (1) Mr. Allieri's employment by DSL.net began on June 1, 1999. As of January 30, 2004, Mr. Allieri ceased to be employed by DSL.net.

     (2) Consists of amounts paid to Mr. DeSantis for professional services rendered and expenses incurred prior to his date of employment with the Company.

     (3) Mr. Esterman's employment began on June 5, 2000. Mr. Esterman was elected Vice President - Corporate Affairs, General Counsel and Secretary on December 18, 2003.

     (4) Mr. Zamansky's employment by DSL.net began on May 6, 1999. As of December 18, 2003, Mr. Zamansky ceased to be an officer of DSL.net.

OPTION GRANTS IN LAST FISCAL YEAR

      During the period from January 1, 2003 through December 31, 2003, there were no grants of options to purchase common stock made to any executive officers.

OPTION EXERCISES AND FISCAL YEAR END VALUES

      The following table sets forth information with respect to the exercise of stock options during the year ended December 31, 2003 and the number and value of shares of our common stock underlying the unexercised options held by the named executive officers as of December 31, 2003.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                   NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                                  UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS AT
                                                               OPTIONS AT DECEMBER 31, 2003        DECEMBER 31, 2003(1)
                                                               ----------------------------    ----------------------------
NAME                      SHARES ACQUIRED    VALUE REALIZED
                          ON EXERCISE (#)         ($)          EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                          ---------------    --------------    -----------    -------------    -----------    -------------
David F. Struwas                   --                --         1,809,721       1,340,279       $ 248,861       $ 278,139

Keith Markley                 1,297,220         $ 333,135       1,329,151       1,373,629        $ 43,056       $ 204,514

Robert J. DeSantis              388,888         $ 159,032         950,000         961,112        $ 25,834       $ 163,611

Raymond C. Allieri (2)        1,316,490         $ 281,049         155,556         627,779        $ 31,000       $ 147,250

Marc R. Esterman                 82,637          $ 19,298         104,759          89,104         $ 2,583       $  16,361

Stephen Zamansky (3)            801,625         $ 226,285         310,971         657,364        $ 23,250       $ 147,250

     (1) Value is based on the difference between the option exercise price and $0.60, the fair market value of DSL.net common stock on December 31, 2003, multiplied by the number of shares of common stock underlying the options.

     (2) Mr. Allieri's employment by DSL.net began on June 1, 1999. As of January 30, 2004, Mr. Allieri ceased to be employed by DSL.net.

     (3) Mr. Zamansky's employment by DSL.net began on May 6, 1999. As of December 18, 2003, Mr. Zamansky ceased to be an officer of DSL.net.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Compensation Committee of our Board of Directors, which in fiscal year 2003 was comprised of Messrs. Gilbertson, Hartnett and Keeler, reviewed salaries and incentive compensation for our executive officers during fiscal year 2003. All decisions of the Compensation Committee are currently subject to the review and approval of our Board of Directors. No member of our Compensation Committee
(i) was, during the last fiscal year, an officer or employee of our Company or any of its subsidiaries; (ii) was formerly an officer of our Company or any of its subsidiaries; or (iii) had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K. None of our executive officers has served as a director or member of the compensation committee, or other committee serving an equivalent function, of any other entity whose executive officers served as a director or member of our Compensation Committee.

COMPENSATION OF DIRECTORS

      Prior to 2003, the only compensation to directors for services provided as a director or committee member were periodic grants of stock options subject to vesting, except for reimbursement of reasonable out-of-pocket expenses incurred in connection with attending board or committee meetings.

      In May 2003, the Board adopted new policies regarding director compensation which became effective as of October 14, 2003. The new compensation plan provides for a continuation of the compensation benefits listed above. In addition, the new plan provides for the following payments, payable quarterly in equal installments only to the Company's outside directors:

      o an annual retainer of $10,000;
      o an annual retainer of $7,500 for each member of the Audit Committee; and
      o an annual retainer of $2,500 for the Chairman of the Audit Committee.

      For 2003, cash payments made in accordance with the new plan were pro-rated to include the period from October 14, 2003 through December 31, 2003 and totaled $14,300.

      In March 2004, the Board adopted new policies regarding director compensation which provides for the following payments, payable quarterly in equal installments only to the Company's outside directors:

      o an annual retainer of $20,000;
      o an aggregate annual meeting fee of $10,000, paid as a flat fee, based on an assumed number of meetings;

      o an annual retainer of $7,500 for each Audit Committee member;
      o an annual retainer of $5,000 for the Chairman of the Audit Committee;
      o an annual retainer of $5,000 for each Compensation Committee member;
      o an annual retainer of $2,500 for the Chairman of the Compensation Committee;
      o an annual retainer of $2,000 for each Nominating Committee member; and
      o an annual retainer of $1,000 for the Chairman of the Nominating
        Committee.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

      The Company has entered into compensation agreements with each of David F. Struwas, J. Keith Markley and Robert J. DeSantis, copies of which have been filed as Exhibits Nos. 10.38, 10.39 and 10.40, respectively, to this Annual Report on Form 10-K.

      These agreements provide these three officers, in pertinent part, with the following benefits, respectively: (i) base salary and benefits through at least March 31, 2004 (unless the employee has been terminated for "cause" or quit for "good reason," as those terms are defined in the agreements); (ii) acceleration of vesting of all unexercised stock options granted to such employee prior to the effective date of the agreements if the employee has been terminated without "cause" or quit for "good reason" on or prior to December 31, 2004; and (iii) base salary and benefits in accordance with Company practices, less all withholdings required under then current Company policy and applicable law or regulation, for six (6) months from and after April 1, 2004, in the event the employee is terminated without "cause" or quits for "good reason" on or prior to March 31, 2004, or the date of termination, in the event the employee is terminated without "cause" or quits for "good reason" on or after April 1, 2004, subject to the execution and delivery by such employee of a release in favor of the Company. In addition, Mr. Struwas has the potential to earn a one-time cash bonus in the amount of $100,000 under his agreement with the Company if the Company achieves certain target goals, as described therein.

BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION
INTRODUCTION

      The Compensation Committee of the Board of Directors is responsible for developing executive compensation policies and advising the Board of Directors with respect to such policies, and administering the Company's stock option plans and our employee stock purchase plan. Messrs. Gilbertson, Keeler and Hartnett, all non-employee directors, are currently the members of the Compensation Committee. The Committee's goal is to create and implement a compensation program which will attract and retain talented executives and provide incentives to management to enhance the Company's performance by basing a significant portion of annual and long-term compensation on performance. All decisions of the Compensation Committee are currently subject to the review and approval of the Company's Board of Directors.

EXECUTIVE COMPENSATION PROGRAM

      The Company's executive compensation program consists of two elements: salary and equity interests in the form of restricted stock or stock options. This program applies to the Company's key management positions, including the position of chief executive officer. All of the Company's executives also are eligible for employee benefits offered to all employees, including life, health, disability and dental insurance, and the Company's 401(k) profit sharing plan and the Company's employee stock purchase plan.

      SALARY. The Compensation Committee reviews and approves cash compensation for the chief executive officer and all other executive officers' salaries. The Compensation Committee's policy is to establish base salaries after considering amounts paid to senior executives with comparable qualifications, experience and responsibilities at other companies of similar size and engaged in a similar business to that of the Company. In addition, the base salaries take into account the Company's performance relative to comparable companies.

      The salary compensation of the executive officers is based upon their qualifications, experience and responsibilities, as well as on the attainment of planned objectives. The chief executive officer makes recommendations to the compensation committee regarding executive compensation levels.

      EQUITY INTERESTS. Executives are eligible to receive stock option grants or other stock awards under the Company's 1999 Stock Option Plan and the Company's Amended and Restated 2001 Stock Option and Incentive Plan. As of March 30, 2004, 1,134,266 shares remained available for grant under the Company's 1999 Stock Option Plan and 31,411,213 shares remained available for grant under the Company's Amended and Restated 2001 Stock Option and Incentive Plan. The 1999 Stock Option Plan and the Amended and Restated 2001 Stock Option and Incentive Plan are designed to provide long-term performance and retention incentives for top management and other employees. An executive's participation in this program is determined by the Compensation Committee and approved by the Board of Directors.

      Executives participating in the Company's 1999 Stock Option Plan and the Company's Amended and Restated 2001 Stock Option and Incentive Plan receive stock option grants in amounts determined by the Compensation Committee. The stock options granted to executives under the 1999 Stock Option Plan and the Amended and Restated 2001 Stock Option and Incentive Plan have an exercise price equal to the fair market value of the Company's common stock at the time of grant. Currently, options granted to existing executives are generally exercisable as to approximately 16.67% of the total number of option shares on the day after the six-month anniversary of the date of grant of the options, and monthly thereafter become exercisable as to approximately 2.78% of the total number of option shares. Options granted to new executives are generally exercisable as to 25% of the total number of option shares on the one-year anniversary of such executive's start date, and monthly thereafter become exercisable as to approximately 2.08% of the total number of option shares.

      BONUSES. The Company did not have an established bonus plan in fiscal year 2003. From time to time, at the discretion of the Compensation Committee, subject to the approval by the Company's Board of Directors, bonuses are paid to certain executives in recognition of the executive's performance. During 2003, our executives received no bonuses.

CHIEF EXECUTIVE OFFICER'S COMPENSATION

      Mr. Struwas' compensation for 2003 was determined in accordance with the executive compensation program described above.

      SALARY. Mr. Struwas received $200,000 in salary during 2003.

      EQUITY INTERESTS. Mr. Struwas held 63,250 shares of the Company's common stock as of March 30, 2004. No additional equity based awards were granted to Mr. Struwas in 2003.

      BONUS. Mr. Struwas did not receive a bonus in 2003.

      Mr. Struwas' total compensation for 2003 is set out in detail in the Summary Compensation Table above.

COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(M)

      In general, under Section 162(m) of the Internal Revenue Code of 1986, as amended, the Company cannot deduct, for federal income tax purposes, compensation in excess of $1,000,000 paid to certain executive officers. This deduction limitation does not apply, however, to compensation that constitutes "qualified performance-based compensation" within the meaning of Section 162(m) of the Internal Revenue Code and the regulations promulgated thereunder. The Company has considered the limitations on deductions imposed by Section 162(m) of the Internal Revenue Code, and it is the Company's present intention that, for so long as it is consistent with its overall compensation objective, substantially all tax deductions attributable to executive compensation will not be subject to the deduction limitations of Section 162(m).

BOARD OF DIRECTORS OF DSL.NET, INC.

David F. Struwas
Roger Ehrenberg
Robert G. Gilbertson*
Robert B. Hartnett, Jr.*
Paul J. Keeler*
Roderick Glen MacMullin
William J. Marshall
James D. Marver
Michael L. Yagemann

*MEMBER OF COMPENSATION COMMITTEE.

STOCK PERFORMANCE GRAPH
      The following graph compares the monthly change in the cumulative total stockholder return on the Company's common stock during the period from our initial public offering (October 6, 1999) through December 31, 2003, with the cumulative total return on (i) the Nasdaq Stock Market and (ii) the Nasdaq Telecommunications Index. The comparison assumes that $100 was invested on October 6, 1999 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

        COMPARISON OF MONTHLY CUMULATIVE TOTAL RETURN AMONG DSL.NET INC., THE NASDAQ MARKET INDEX, AND THE NASDAQ TELECOMMUNICATIONS INDEX (1)(2)

                           [LINE CHART APPEARS HERE]

                             CUMULATIVE TOTAL RETURN

                              10/6/99    12/99    3/00    6/00    9/00   12/00
                              -------    -----    ----    ----    ----   -----
DSL.NET, INC.                  100.00   192.51  294.17  137.51   40.84    7.08
NASDAQ STOCK MARKET (U.S.)     100.00   141.87  159.39  138.59  127.79   85.56
NASDAQ TELECOMMUNICATIONS      100.00   139.94  148.68  117.33   93.59   59.60

                                 3/01     6/01    9/01   12/01    3/02    6/02
                                 ----     ----    ----   -----    ----    ----
DSL.NET, INC.                   12.92    10.93    2.00   16.80   10.53    4.80
NASDAQ STOCK MARKET (U.S.)      63.86    75.30   52.25   67.91   64.35   51.29
NASDAQ TELECOMMUNICATIONS       52.51    49.77   36.25   39.92   28.45   17.16

                                 9/02    12/02    3/03    6/03    9/03   12/03
                                 ----    -----    ----    ----    ----   -----
DSL.NET, INC.                    4.40     6.53    5.07    6.93    7.17    8.00
NASDAQ STOCK MARKET (U.S.)      41.16    46.95   47.23   56.95   62.70   70.20
NASDAQ TELECOMMUNICATIONS       15.74    18.38   21.03   25.97   26.33   30.56

-----------------
(*) $100 Invested on 10/6/99 in stock or index - including reinvestment of dividends. Fiscal year ending December 31.

      (1) This graph is not "soliciting material," is not deemed filed with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

      (2) The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from Research Data Group, Inc., a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLAN INFORMATION

      The following table provides information with respect to the shares of the Company's common stock that may be issued under the Company's existing equity compensation plans:

------------------------------- ---------------------------- --------------------- -------------------------------------------------
                                                                                            Number of Securities Remaining
                                 Number of Securities to be     Weighted Average      Available for Future Issuance Under Equity
                                   Issued upon Exercise of     Exercise Price of       Compensation Plans (Excluding Securities
Plan Category                         Outstanding Options     Outstanding Options          Reflected in the first Column)
------------------------------- ---------------------------- --------------------- -------------------------------------------------
Equity Compensation Plans
Approved by Shareholders (1)             38,194,897                  $0.81                            12,373,979
------------------------------- ---------------------------- --------------------- -------------------------------------------------
Equity Compensation Plans Not
Approved by Shareholders
------------------------------- ---------------------------- --------------------- -------------------------------------------------
Total                                    38,194,897                  $0.81                            12,373,979
------------------------------- ---------------------------- --------------------- -------------------------------------------------

     (1)  As of March 22, 2004.

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding beneficial ownership of the Company's capital stock as of March 30, 2004, by:

      o each person known by the Company to be the beneficial owner of more than 5% of the Company's common stock, Series X preferred stock or Series Y preferred stock;

      o   each named executive officer;

      o   each of the Company's directors; and

      o   all executive officers and directors as a group.

      Unless otherwise noted below, the address of each person listed on the table is c/o DSL.net, Inc., 545 Long Wharf Drive, New Haven, Connecticut 06511, and each person has sole voting and investment power over the shares shown as beneficially owned except to the extent authority is shared by spouses under applicable law.

      Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In determining the number of shares of common stock beneficially owned, shares of capital stock issuable by the Company to a person pursuant to:

      o   options or warrants; and

      o the right to convert outstanding Series X Preferred Stock and Series Y Preferred Stock;

in each case, which may be exercised within 60 days after March 30, 2004 are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares of common stock and the percentage beneficially owned by that person.

      Shares deemed to be beneficially owned by a person in accordance with the above rules are not deemed to be beneficially owned and outstanding for purposes of computing the percentage beneficially owned by any other person.

                                                                               SERIES X                   COMBINED
                                                      COMMON STOCK          PREFERRED STOCK             VOTING POWER
                                                      ------------          ---------------             ------------
                                                              PERCENT                PERCENT                     PERCENT
                                                  SHARES      OF CLASS    SHARES     OF CLASS        VOTES       OF VOTES
                                                  ------      --------    ------     --------        -----       --------
David F. Struwas (1).......................     2,310,471       1.6%         -           -         2,310,471       1.0%
Keith Markley (2)..........................     1,839,565       1.3%         -           -         1,839,565        *
Robert J. DeSantis (3).....................     1,269,445        *                                 1,269,445        *
Raymond C. Allieri (4).....................       194,445        *           -           -           194,445        *
Marc R. Esterman (5).......................       145,938        *           -           -           145,938        *
Stephen Zamansky (6).......................       518,957        *           -           -           518,957        *
Robert B. Hartnett, Jr. (7)................       249,998        *           -           -           249,998        *
Roderick Glen MacMullin....................          --          *           -           -              --          *
Robert G. Gilbertson (8)...................       349,916        *           -           -           349,916        *
Paul J. Keeler (9).........................       303,123        *           -           -           303,123        *
Roger Ehrenberg (10).......................   118,421,053      45.1%         -           -       118,421,053      34.8%

William J. Marshall (11)...................       602,653        *           -           -          602,653         *
James D. Marver (12).......................   135,381,483      49.1%      14,000      100.0%      135,381,483     49.1%
Michael L. Yagemann........................          --           *          -           -             -            *
The VantagePoint Entities (13).............   134,547,653      48.9%      14,000      100.0%      134,547,653     48.9%
   1001 Bayhill Drive
   Suite 300
   San Bruno, CA 94066
Deutsche Bank AG London (14)...............   118,421,053      45.1%         -           -        118,421,053     34.8%
   31 West 52nd Street
   16th Floor
   New York, NY  10019
All executive officers and directors as a
group (14 persons) (15)....................   143,165,995      50.6%      14,000       100%       143,165,995     50.6%
------------------

 * Indicates less than 1%.

(1) Includes 2,247,221 shares issuable upon exercise of options held by Mr. Struwas that are exercisable within 60 days after March 30, 2004.

(2) Includes 1,839,565 shares issuable upon exercise of options held by Mr. Markley that are exercisable within 60 days after March 30, 2004.

(3) Includes 1,269,445 shares issuable upon exercise of options held by Mr. DeSantis that are exercisable within 60 days after March 30, 2004.

(4) Mr. Allieri's employment by the Company began on June 1, 1999. As of January 30, 2004, Mr. Allieri ceased to be employed by the Company. All 194,445 options to purchase the Company's common stock granted to Mr. Allieri will expire on April 30, 2004.

(5) Includes 139,638 shares issuable upon exercise of options held by Mr. Esterman that are exercisable within 60 days after March 30, 2004.

(6) Includes 518,957 shares issuable upon exercise of options held by Mr. Zamansky that are exercisable within 60 days after March 30, 2004. Mr. Zamansky's employment by the Company began on May 6, 1999. As of December 18, 2003, Mr. Zamansky ceased to be an officer of the Company.

(7) Includes 249,999 shares issuable upon exercise of options held by Mr. Hartnett that are exercisable within 60 days after March 30, 2004.

(8) Includes 349,916 shares issuable upon exercise of options held by Mr. Gilbertson that are exercisable within 60 days after March 30, 2004.

(9) Includes 303,123 shares issuable upon exercise of options held by Mr. Keeler that are exercisable within 60 days after March 30, 2004.

(10) Includes 118,421,053 shares beneficially owned by Deutsche Bank AG London. Mr. Ehrenberg may be deemed to share voting and investment power with respect to the shares beneficially owned by the Deutsche Bank AG London and disclaims beneficial ownership of such shares, except to the extent of his proportionate pecuniary interest therein.

(11) Includes 66,666 shares issuable upon exercise of options held by Mr. Marshall that are exercisable within 60 days after March 30, 2004.

(12) Includes 266,666 shares of common stock issuable upon exercise of options held by Mr. Marver that are exercisable within 60 days after March 30, 2004, and the shares beneficially owned by the VantagePoint entities as set forth in footnote 15. Mr. Marver is a managing member of the general partner of each of the VantagePoint stockholders. Mr. Marver may be deemed to share voting and investment power with respect to the shares beneficially owned by the VantagePoint entities and disclaims beneficial ownership of such shares, except to the extent of his proportionate pecuniary interest therein.

(13) The entities listed below owned or have the right to purchase the shares of capital stock of the Company indicated in the table below as of March 30, 2004.

                                                                                   SHARES OF SERIES X
                                                   SHARES OF COMMON STOCK           PREFERRED STOCK
                                                   ----------------------     --------------------------
                                                                 SHARES                    SHARES
                                                                ISSUABLE                  OF COMMON
                                                                  UPON                  STOCK ISSUABLE
                                                     SHARES    EXERCISE OF    SHARES    UPON CONVERSION
                  STOCKHOLDER                         HELD      WARRANTS       HELD     OF SHARES HELD
     ------------------------------------------    ---------   ----------     ------    --------------
     VantagePoint Venture Partners 1996, L.P.        463,586    7,535,220      2,800      15,555,555
     VantagePoint Communications Partners, L.P.      724,884    7,535,220      2,800      15,555,555
     VantagePoint Venture Partners III, L.P.         353,557    5,482,500        914       5,078,889
     VantagePoint Venture Partners III(Q), L.P.    1,901,280   32,773,628      7,486      41,587,778

     VantagePoint Associates, L.L.C. is the general partner of VantagePoint Venture Partners 1996, L.P. VantagePoint Communications Associates, L.L.C. is the general partner of VantagePoint Communications Partners, L.P. VantagePoint Venture Associates III, L.L.C. is the general partner of VantagePoint Venture Partners III, L.P. and VantagePoint Venture Partners III (Q), L.P. Mr. Marver is a managing member of each of these general partner entities. Mr. Marver may be deemed to share voting and investment power with respect to the shares beneficially owned by the VantagePoint entities and disclaims beneficial ownership of such shares, except to the extent of his respective proportionate pecuniary interest therein.

(14) Deutsche Bank AG London has the right to purchase 118,421,053 shares of capital stock of the Company as of March 30, 2004.

(15) See Notes 1 through 14. Also includes shares owned by executive officers and shares issuable to executive officers in connection with options which are exercisable within 60 days after March 30, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On November 14, 2001, the Company entered into the Series X Preferred Stock Purchase Agreement with VantagePoint Venture Partners III (Q), L.P., VantagePoint Venture Partners III, L.P., VantagePoint Communications Partners, L.P. and VantagePoint Venture Partners 1996, L.P. relating to the sale and purchase of up to an aggregate of 20,000 shares of Series X Preferred Stock of the Company at a purchase price of $1,000 per share. Subject to the terms and conditions of the Series X Preferred Stock Purchase Agreement, on November 14, 2001, the Company sold an aggregate of 6,000 shares of Series X Preferred Stock to the VantagePoint entities for an aggregate purchase price of $6,000,000, on December 12, 2001, the Company sold an aggregate of 4,000 shares of Series X Preferred Stock to the VantagePoint entities for an aggregate purchase price of $4,000,000, and on March 1, 2002, the Company sold an aggregate of 10,000 shares of Series X Preferred Stock to the VantagePoint entities for an aggregate purchase price of $10,000,000. No additional shares of Series X Preferred Stock may be issued under the Series X Purchase Agreement. James D. Marver, one of our current directors, is a member and a managing member of the general partners of each of the VantagePoint entities, and Michael L.

Yagemann, one of our current directors, was until recently a member of an affiliate of certain of the VantagePoint entities. At the time of the transactions described immediately above, William J. Marshall was an affiliate of the VantagePoint entities and a member of the Board of Directors. Mr. Marshall is no longer affiliated with the VantagePoint entities but continues to serve on the Board of Directors.

      On December 24, 2001, the Company entered into the Series Y Preferred Stock Purchase Agreement with Columbia Capital Equity Partners III (QP), L.P., Columbia Capital Equity Partners II (QP), L.P., The Lafayette Investment Fund, L.P., Charles River Partnership X, A Limited Partnership and N.I.G. - Broadslate, Ltd. relating to the sale and purchase of up to an aggregate of 15,000 shares of Series Y Preferred Stock of the Company at a purchase price of $1,000 per share. On December 28, 2001, the Company sold an aggregate of 6,469 shares of Series Y Preferred Stock pursuant to the Series Y Preferred Stock Purchase Agreement for an aggregate purchase price of $6,469,000 and received proceeds of $3,531,000 from the issuance of promissory notes to the Series Y investors. On May 30, 2002, the Company sold an aggregate of 8,531 shares of Series Y Preferred Stock pursuant to the Series Y Preferred Stock Purchase Agreement for an aggregate of $5,000,000 in net proceeds and the cancellation of the $3,531,000 in promissory notes issued to the Series Y investors. Mr. Hopper, an affiliate of the Columbia Capital entities, was a member of the Company's Board of Directors from December 28, 2001 to August 5, 2003.

      In January 2002, the Company acquired digital subscriber line, T-1 and virtual private network customers located in parts of Florida, Tennessee, Virginia, North Carolina and Pennsylvania from Broadslate Networks, Inc. for an aggregate purchase price of approximately $800,000, including a $650,000 initial payment and $150,000 to be paid after a transition period, subject to certain adjustments. In March 2002, the Company notified Broadslate that it was pursuing an indemnification claim against the $150,000 hold back. The Company and Broadslate eventually settled the claim, with the Company retaining the entire $150,000 holdback amount. The Company stockholders, comprised of certain of the Columbia Capital entities, in the aggregate, owned in excess of 10% of the capital stock of Broadslate. Mr. Hopper, an affiliate of the Columbia Capital entities, was a member of the Company's Board of Directors from December 28, 2001 to August 5, 2003. Mr. Hopper was also a director of Broadslate until February 2002.

      On December 27, 2002, entered into a Reimbursement Agreement with certain of the VantagePoint entities, certain of the Columbia Capital entities, The Lafayette Investment Fund, L.P. and certain entities affiliated with Charles River Ventures. Pursuant to the terms of the Reimbursement Agreement, the VantagePoint entities and the Columbia Capital entities issued guarantees in an aggregate amount of $6,100,000 to support the Company's obligations under a credit agreement between the Company and a commercial bank providing for a revolving line of credit of up to $15,000,000. On March 5, 2003, the Company entered into amendment no. 1 to the Reimbursement Agreement with the VantagePoint entities and the Columbia Capital entities pursuant to which the VantagePoint entities increased their guarantees by $3,000,000, to an aggregate of $9,100,000 for all guarantors. The Reimbursement Agreement was terminated in connection with the July 2003 note and warrant financing.

      Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, the Company issued warrants to purchase 10,379,420 shares of its common stock to the VantagePoint entities and 1,634,473 shares of its common stock to the Columbia Capital entities in consideration for their guarantees aggregating $6,100,000. The Company issued additional warrants to purchase 767,301 shares of its common stock to the VantagePoint entities and

168,806 shares of its common stock to the Columbia Capital entities on March 26, 2003. All such warrants are exercisable for ten years at an exercise price of $0.50 per share. Mr. Marver, one of our' current directors, is a member and a managing member of the general partners of each of the VantagePoint entities and Mr. Yagemann, one of our current directors, was until recently a member of an affiliate of certain of the VantagePoint entities. Mr. Hopper, an affiliate of the Columbia Capital entities, was a member of the Company's Board of Directors from December 28, 2001 to August 5, 2003.

      On March 3, 2003, the Company and certain of the Guarantors entered into Amendment No. 1 to the Reimbursement Agreement, pursuant to which VantagePoint increased its guarantee by $3,000,000 bringing the aggregate guarantees by all Guarantors under the Reimbursement Agreement, as amended, to $9,100,000. As consideration for VantagePoint's increased guarantee, if the Company closed an equity financing on or before December 3, 2003, the Company was authorized to issue VantagePoint additional warrants to purchase the type of equity securities issued by the Company in such equity financing. The number of such additional warrants would be determined by dividing the per share price of such equity securities into a thousand dollars. Accordingly, since the Company closed a financing on July 18, 2003, the Company issued to VantagePoint in December 2003, additional warrants with a three year life, to purchase 2,260,909 shares of its common stock at a per share price of $0.4423. Mr. Marver, one of our current directors, is a member and a managing member of the general partners of each of the VantagePoint entities and Mr. Yagemann, one of our current directors, was until recently a member of an affiliate of certain of the VantagePoint entities.

      On July 18, 2003, the Company entered into a note and warrant purchase agreement with Deutsche Bank AG London acting through DB Advisors LLC, as investment advisor, and the VantagePoint entities relating to the sale and purchase of an aggregate of (i) $30,000,000 in principal amount of senior secured promissory notes and (ii) common stock purchase warrants to purchase an aggregate of 157,894,737 shares of the Company's common stock for a period of three years at an exercise price of $0.38 per share. The aggregate purchase price for the senior secured promissory notes and common stock purchase warrants was $30,000,000. Subject to the terms and conditions of the note and warrant purchase agreement, the Company issued $30,000,000 in aggregate principal amount of senior secured promissory notes to Deutsche Bank AG London acting through DB Advisors LLC, its investment advisor, and the VantagePoint entities on July 18, 2003. Subject to the terms and conditions of the note and warrant purchase agreement, on August 12, 2003 Deutsche Bank AG London acting through DB Advisors LLC, as investment advisor, was issued a common stock purchase warrant exercisable for 12,950,000 shares of common stock. Pursuant to the terms and conditions of the note and warrant purchase agreement, the Company issued the remaining warrants to purchase an aggregate of 144,944,737 shares of the Company's common stock to Deutsche Bank (105,471,053 shares) and VantagePoint (39,473,864 shares) in December, 2003. James D. Marver, one of our current directors, is a member and a managing member of the general partners of each of the VantagePoint entities, and Michael L. Yagemann, one of our current directors, was until recently a member of an affiliate of certain of the VantagePoint entities. Roger Ehrenberg, who became a director of the Company on July 18, 2003 in connection with the note and warrant financing, is President of DB Advisors LLC, and Roderick Glen MacMullin, who became a director of the Company on July 18, 2003 in connection with the note and warrant financing, was until recently a director of DB Advisors LLC.

      As a result of the issuance of the common stock purchase warrant exercisable for 12,950,000 shares of the Company's common stock to Deutsche Bank AG London acting through DB Advisors LLC, as investment advisor, on August 12, 2003, the conversion price of the Series Y

Preferred Stock was adjusted pursuant to section 3(a)(i) of the Series Y designation which constitutes a part of our certificate of incorporation. Prior to such issuance, each share of Series Y Preferred Stock was convertible into 2,000 shares of common stock. Subsequent to such issuance, each share of Series Y Preferred Stock is convertible into 2,260.91 shares of common stock. Mr. Hopper, an affiliate of the Columbia Capital entities, was a member of the Company's Board of Directors from December 28, 2001 to August 5, 2003.

      During 2003, the Series Y Investors (including Columbia) converted 14,000 shares of Series Y Preferred Stock into 35,140,012 shares of the Company's common stock (including shares issued as payment for accrued dividends). As of December 31, 2003, funds affiliated with one remaining Series Y Investor (Charles River Partnership, L.P.) owned 1,000 shares of Series Y Preferred Stock which are convertible into approximately 2,260,909 shares of the Company's common stock. These remaining 1,000 shares of Series Y Preferred Stock were converted into common shares in February 2004. In addition, resulting from guarantees issued under the Reimbursement Agreement, Columbia had warrants to acquire approximately 1,358,025 shares of the Company's common stock. These warrants were exercised in February 2004. Mr. Hopper, an affiliate of the Columbia Capital entities, was a member of the Company's Board of Directors from December 28, 2001 to August 5, 2003.

      In January 2004, 6,000 shares of Series X Preferred Stock were converted into 33,333,333 shares of the Company's common stock at a conversion price of $0.18 per share and, in accordance with the terms of the Series X Preferred Stock, the Company elected to pay accrued dividends approximating $1,560,000 by issuing 2,316,832 shares of its common stock, based on the average fair market value for the ten days preceding the conversion of $0.67 per share.

      In February 2004, the remaining 1,000 shares of Series Y Preferred Stock were converted into 2,260,910 shares of the Company's common stock at a conversion price of $0.4423 per share and, in accordance with the terms of the Series Y Preferred Stock, the Company elected to pay accrued dividends approximating $221,000 by issuing 309,864 shares of its common stock, based on the average fair market value for the ten days preceding the conversion of $0.71 per share.

      In February 2004 Columbia Capital exercised their remaining warrants to purchase 1,358,025 shares of the Company's common stock at an exercise price of $0.50 per share in a cashless exchange which resulted in the issuance of 413,160 shares of the Company's common stock. The cashless exchange was accomplished by deducting the per share exercise price from the per share fair market value of the company's common stock and multiplying the differential times the total warrants to determine the aggregate excess of the fair market value over the exercise price; which was then divided by the per share fair market value of the Company's common stock to arrive at the number of shares issued. The fair market value of the Company's common stock of $0.72 was determined in accordance with the warrant agreement by calculating the average of the close prices for the five days immediately preceding the exercise date.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The total fees and related expenses for professional services provided by the Company's independent certified public accountants, PricewaterhouseCoopers, LLP, for the years ended 2003 and 2002 are presented in the table below. The Audit Committee has determined that the provision of these services by PricewaterhouseCoopers, LLP is compatible with the accountants' independence.

                                                     2003         2002
                                                   --------     --------
                   Audit fees (1)                  $444,950     $375,350
                   Audit-related fees               263,000       27,900
                   Tax fees                             --           --
                   All other fees                       --           --
                                                   --------     --------
                       Total                       $707,950     $403,250
                                                   ========     ========

                   (1) Includes $60,000 for 2003 to be billed in June 2004.

      Fees for audit services include fees and expenses associated with the annual audit of the Company's financial statements included in the Company's Annual Report on Form 10-K, reviews of its quarterly reports on Form 10-Q, fees related to the audit of the Company's 401(k) plan and consultations related to accounting matters. Audit related fees include fees and expenses for accounting related consultations and audit services associated with the Company's acquisitions.

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

3.03 Amended and Restated Certificate of Incorporation of DSL.net, Inc., as amended (incorporated by reference to Exhibit 4.01 filed with our registration statement on Form S-8 (No. 333- 110131)).

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

4.06 Form of Stock Purchase Warrant dated as of December 27, 2002 between DSL.net, Inc. and certain guarantors (incorporated by reference to Exhibit 4.06 filed with our Annual Report on Form 10-K for the year ended December 31, 2002).

4.07 Form of Stock Purchase Warrant dated as of March 26, 2003 between DSL.net, Inc. and certain guarantors (incorporated by reference to Exhibit 4.07 filed with our Annual Report on Form 10-K for the year ended December 31, 2002).

4.08 Form of Warrant to Purchase Shares of Common Stock of DSL.net, Inc., issued in connection with the Note and Warrant Purchase Agreement, dated as of July 18, 2003, by and among DSL.net, Inc. and the investors named therein (incorporated by reference to Exhibit 4.02 filed with our Current Report on Form 8-K, dated as of August 4,
          2003).

4.09* Form of Stock Purchase Warrant dated as of December 22, 2003 between DSL.net, Inc. and each of the VantagePoint entities.

10.01+ Amended and Restated 1999 Stock Option Plan (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (No. 333-80141)).

10.02+ 1999 Employee Stock Purchase Plan (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (No. 333-80141)).

10.03+ Amended and Restated 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.03 filed with our registration statement on Form S-8 (No. 333-89886)).

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

10.12 Amendment No. 6 to Lease, Dated as of April 22, 2002, by and between DSL.net, Inc. and Long Wharf Drive, LLC (incorporated by reference to
          Exhibit 10.2 filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.13 Amendment No. 7 to Lease, Dated as of December 4, 2002, by and between DSL.net, Inc. and Long Wharf Drive, LLC (incorporated by reference to
          Exhibit 10.13 filed with our Annual Report on Form 10-K for the year ended December 31, 2002).

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

10.21 Revolving Credit and Term Loan Agreement dated as of December 13, 2002 by and between DSL.net, Inc. and Fleet National Bank (incorporated by reference to Exhibit 10.21 filed with our Annual Report on Form 10-K for the year ended 2002).

10.22 Reimbursement Agreement dated December 27, 2002 by and among DSL.net, Inc., the Guarantors party thereto and VantagePoint Venture Partners III (Q), L.P., as Administrative Agent (incorporated by reference to
          Exhibit 10.22 filed with our Annual Report on Form 10-K for the year ended 2002).

10.23 Subsidiary Guaranty dated as of December 27, 2002 by DSLnet Communications Puerto Rico, Inc., DSLnet Communications VA, Inc., Tycho Networks, Inc. and Vector Internet Services, Inc. in favor of VantagePoint Venture Partners III (Q), L.P., as Administrative Agent (incorporated by reference to Exhibit 10.23 filed with our Annual Report on Form 10-K for the year ended 2002).

10.24 Security Agreement dated as of December 27, 2002 by DSL.net, Inc., DSLnet Communications Puerto Rico, Inc., DSLnet Communications VA, Inc., Tycho Networks, Inc. and Vector Internet Services, Inc. in favor of VantagePoint Venture Partners III (Q), L.P., as Administrative Agent (incorporated by reference to Exhibit 10.24 filed with our Annual Report on Form 10-K for the year ended 2002).

10.25 Guaranty of VantagePoint Venture Partners III (Q), L.P. delivered to Fleet National Bank (incorporated by reference to Exhibit 10.25 filed with our Annual Report on Form 10-K for the year ended 2002).

10.26 Guaranty of Columbia Capital Equity Partners II (QP), LP, Columbia Capital Equity Partners II (Cayman), LP, Columbia Capital Equity Partners II, LP, Columbia Capital Equity Partners III (QP), LP, Columbia Capital Equity Partners III (Cayman), LP and Columbia Capital Equity Partners III (AI), LP delivered to Fleet National Bank (incorporated by reference to Exhibit 10.26 filed with our Annual Report on Form 10-K for the year ended 2002).

10.27 Amendment No. 1 to Stockholders Agreement dated as of December 24, 2002 by and among DSL.net, Inc. and the investors named therein (incorporated by reference to Exhibit 10.27 filed with our Annual Report on Form 10-K for the year ended 2002).

10.28 Amendment No. 1 to Reimbursement Agreement dated March 5, 2003 by and among DSL.net, Inc., the Guarantors party thereto and VantagePoint Venture Partners III (Q), L.P., as administrative Agent (incorporated by reference to Exhibit 10.28 filed with our Annual Report on Form 10-K for the year ended 2002).

10.29 First Amendment to Guaranty dated March 5, 2003 by and between VantagePoint Venture Partners III (Q), L.P. and Fleet National Bank (incorporated by reference to Exhibit 10.29 filed with our Annual Report on Form 10-K for the year ended 2002).

10.30 Letter Agreement dated March 5, 2003 by and between DSL.net, Inc. and VantagePoint Venture Partners III (Q), L.P. (incorporated by reference to Exhibit 10.30 filed with our Annual Report on Form 10-K for the year ended 2002).

10.31 Form of Senior Secured Promissory Note of DSL.net, Inc., issued in connection with the Note and Warrant Purchase Agreement, dated as of July 18, 2003, by and among DSL.net, Inc. and the investors named therein (incorporated by reference to Exhibit 4.01 filed with our Current Report on Form 8-K, dated as of August 4, 2003).

10.32 Form of Warrant to Purchase Shares of Common Stock of DSL.net, Inc., issued in connection with the Note and Warrant Purchase Agreement, dated as of July 18, 2003, by and among DSL.net, Inc. and the investors named therein (incorporated by reference to Exhibit 4.02 filed with our Current Report on Form 8-K, dated as of August 4,
          2003).

10.33 Note and Warrant Purchase Agreement, dated as of July 18, 2003, by and among DSL.net, Inc. and the investors named therein (incorporated by reference to Exhibit 10.01 filed with our Current Report on Form 8-K, dated as of August 4, 2003).

10.34 Agency, Guaranty and Security Agreement, dated as of July 18, 2003, by and among DSL.net, Inc., certain of DSL.net, Inc.'s subsidiaries, Deutsche Bank Trust Company Americas, as administrative agent, and the investors named therein (incorporated by reference to Exhibit 10.02 filed with our Current Report on Form 8-K, dated as of August 4,
          2003).

10.35 Voting Agreement dated as of July 18, 2003, by and between DSL.net, Inc., the stockholders named therein and the investors named therein (incorporated by reference to Exhibit 10.03 filed with our Current Report on Form 8-K, dated as of August 4, 2003).

10.36 Amended and Restated Stockholders Agreement dated as of July 18, 2003, by and among DSL.net, Inc., the stockholders named therein and the investors named therein (incorporated by reference to Exhibit 10.04 filed with our Current Report on Form 8-K, dated as of August 4, 2003.

10.37+ Amended and Restated 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.03 filed with our registration statement on Form S-8 (No. 333-110131)).

10.38*+ Agreement, dated as of January 1, 2004, between DSL.net, Inc. and David F. Struwas.

10.39*+ Agreement, dated as of January 1, 2004, between DSL.net, Inc. and J. Keith Markley.

10.40*+ Agreement, dated as of January 1, 2004, between DSL.net, Inc. and Robert J. DeSantis.

21.01     Subsidiaries of DSL.net, Inc. (incorporated by reference to Exhibit
          21.01 filed with our Annual Report on Form 10-K for the year ended
          2002).

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

(b) Reports on Form 8-K

            The Company filed a Current Report on Form 8-K on December 19, 2003 reporting, on Item 5, that it had received all required stockholder and regulatory approvals remaining to be obtained under the Note and Warrant Purchase Agreement, dated as of July 18, 2003, by and among DSL.net, Inc. and the investors named therein and that, as a result of such approvals, the Additional Warrants due under such Agreement were issued on such date.

            The Company filed a Current Report on Form 8-K on November 12, 2003 reporting on Item 12 its financial results for the three and nine months ended September 30, 2003.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             DSL.NET, INC.



Dated: April 14, 2004                        By:  /s/David F. Struwas
                                                  -------------------------
                                                  David F. Struwas
                                                  Chairman of the Board and
                                                  Chief Executive Officer



                        POWER OF ATTORNEY AND SIGNATURES

      We, the undersigned officers and directors of DSL.net, Inc., hereby severally constitute and appoint David F. Struwas, Robert J. DeSantis and Marc Esterman, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable DSL.net, Inc. to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title(s)                          Date
---------                       --------                          ----

/s/ David F. Struwas            Chairman of the Board and         April 14, 2004
---------------------------     Chief Executive Officer
David F. Struwas                (Principal Executive Officer)


/s/ Robert J. DeSantis          Chief Financial Officer           April 14, 2004
---------------------------     (Principal Financial and
Robert J. DeSantis               Accounting Officer)


/s/ Roger Ehrenberg             Director                          April 14, 2004
---------------------------
Roger Ehrenberg


/s/ Robert G. Gilbertson        Director                          April 14, 2004
---------------------------
Robert G. Gilbertson

/s/ Robert B. Hartnett, Jr.     Director                          April 14, 2004
---------------------------
Robert B. Hartnett, Jr.


/s/ Paul Keeler                 Director                          April 14, 2004
---------------------------
Paul Keeler


/s/ Roderick Glen MacMullin     Director                          April 14, 2004
---------------------------
Roderick Glen MacMullin


/s/ William J. Marshall         Director                          April 14, 2004
---------------------------
William J. Marshall


/s/James D. Marver              Director                          April 14, 2004
---------------------------
James D. Marver


/s/ Michael L. Yagemann         Director                          April 14, 2004
---------------------------
Michael L. Yagemann

                   Exhibit Index to Annual Report on Form 10-K
                     for Fiscal Year Ended December 31, 2003


                                     EXHIBIT
EXHIBIT
  NO.

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

3.03 Amended and Restated Certificate of Incorporation of DSL.net, Inc., as amended (incorporated by reference to Exhibit 4.01 filed with our registration statement on Form S-8 (No. 333- 110131)).

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

4.06 Form of Stock Purchase Warrant dated as of December 27, 2002 between DSL.net, Inc. and certain guarantors (incorporated by reference to Exhibit 4.06 filed with our Annual Report on Form 10-K for the year ended December 31, 2002).

4.07 Form of Stock Purchase Warrant dated as of March 26, 2003 between DSL.net, Inc. and certain guarantors (incorporated by reference to Exhibit 4.07 filed with our Annual Report on Form 10-K for the year ended December 31, 2002).

4.08 Form of Warrant to Purchase Shares of Common Stock of DSL.net, Inc., issued in connection with the Note and Warrant Purchase Agreement, dated as of July 18, 2003, by and among DSL.net, Inc. and the investors named therein (incorporated by reference to Exhibit 4.02 filed with our Current Report on Form 8-K, dated as of August 4,
          2003).

4.09* Form of Stock Purchase Warrant dated as of December 22, 2003 between DSL.net, Inc. and each of the VantagePoint entities.

10.01+ Amended and Restated 1999 Stock Option Plan (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (No. 333-80141)).

10.02+ 1999 Employee Stock Purchase Plan (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (No. 333-80141)).

10.03+ Amended and Restated 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.03 filed with our registration statement on Form S-8 (No. 333-89886)).

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

10.12 Amendment No. 6 to Lease, Dated as of April 22, 2002, by and between DSL.net, Inc. and Long Wharf Drive, LLC (incorporated by reference to
          Exhibit 10.2 filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.13 Amendment No. 7 to Lease, Dated as of December 4, 2002, by and between DSL.net, Inc. and Long Wharf Drive, LLC (incorporated by reference to
          Exhibit 10.13 filed with our Annual Report on Form 10-K for the year ended December 31, 2002).

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

10.21 Revolving Credit and Term Loan Agreement dated as of December 13, 2002 by and between DSL.net, Inc. and Fleet National Bank (incorporated by reference to Exhibit 10.21 filed with our Annual Report on Form 10-K for the year ended 2002).

10.22 Reimbursement Agreement dated December 27, 2002 by and among DSL.net, Inc., the Guarantors party thereto and VantagePoint Venture Partners III (Q), L.P., as Administrative Agent (incorporated by reference to
          Exhibit 10.22 filed with our Annual Report on Form 10-K for the year ended 2002).

10.23 Subsidiary Guaranty dated as of December 27, 2002 by DSLnet Communications Puerto Rico, Inc., DSLnet Communications VA, Inc., Tycho Networks, Inc. and Vector Internet Services, Inc. in favor of VantagePoint Venture Partners III (Q), L.P., as Administrative Agent (incorporated by reference to Exhibit 10.23 filed with our Annual Report on Form 10-K for the year ended 2002).

10.24 Security Agreement dated as of December 27, 2002 by DSL.net, Inc., DSLnet Communications Puerto Rico, Inc., DSLnet Communications VA, Inc., Tycho Networks, Inc. and Vector Internet Services, Inc. in favor of VantagePoint Venture Partners III (Q), L.P., as Administrative

          Agent (incorporated by reference to Exhibit 10.24 filed with our Annual Report on Form 10-K for the year ended 2002).

10.25 Guaranty of VantagePoint Venture Partners III (Q), L.P. delivered to Fleet National Bank (incorporated by reference to Exhibit 10.25 filed with our Annual Report on Form 10-K for the year ended 2002).

10.26 Guaranty of Columbia Capital Equity Partners II (QP), LP, Columbia Capital Equity Partners II (Cayman), LP, Columbia Capital Equity Partners II, LP, Columbia Capital Equity Partners III (QP), LP, Columbia Capital Equity Partners III (Cayman), LP and Columbia Capital Equity Partners III (AI), LP delivered to Fleet National Bank (incorporated by reference to Exhibit 10.26 filed with our Annual Report on Form 10-K for the year ended 2002).

10.27 Amendment No. 1 to Stockholders Agreement dated as of December 24, 2002 by and among DSL.net, Inc. and the investors named therein (incorporated by reference to Exhibit 10.27 filed with our Annual Report on Form 10-K for the year ended 2002).

10.28 Amendment No. 1 to Reimbursement Agreement dated March 5, 2003 by and among DSL.net, Inc., the Guarantors party thereto and VantagePoint Venture Partners III (Q), L.P., as administrative Agent (incorporated by reference to Exhibit 10.28 filed with our Annual Report on Form 10-K for the year ended 2002).

10.29 First Amendment to Guaranty dated March 5, 2003 by and between VantagePoint Venture Partners III (Q), L.P. and Fleet National Bank (incorporated by reference to Exhibit 10.29 filed with our Annual Report on Form 10-K for the year ended 2002).

10.30 Letter Agreement dated March 5, 2003 by and between DSL.net, Inc. and VantagePoint Venture Partners III (Q), L.P. (incorporated by reference to Exhibit 10.30 filed with our Annual Report on Form 10-K for the year ended 2002).

10.31 Form of Senior Secured Promissory Note of DSL.net, Inc., issued in connection with the Note and Warrant Purchase Agreement, dated as of July 18, 2003, by and among DSL.net, Inc. and the investors named therein (incorporated by reference to Exhibit 4.01 filed with our Current Report on Form 8-K, dated as of August 4, 2003).

10.32 Form of Warrant to Purchase Shares of Common Stock of DSL.net, Inc., issued in connection with the Note and Warrant Purchase Agreement, dated as of July 18, 2003, by and among DSL.net, Inc. and the investors named therein (incorporated by reference to Exhibit 4.02 filed with our Current Report on Form 8-K, dated as of August 4,
          2003).

10.33 Note and Warrant Purchase Agreement, dated as of July 18, 2003, by and among DSL.net, Inc. and the investors named therein (incorporated by reference to Exhibit 10.01 filed with our Current Report on Form 8-K, dated as of August 4, 2003).

10.34 Agency, Guaranty and Security Agreement, dated as of July 18, 2003, by and among DSL.net, Inc., certain of DSL.net, Inc.'s subsidiaries, Deutsche Bank Trust Company Americas, as administrative agent, and the investors named therein (incorporated by reference to Exhibit 10.02 filed with our Current Report on Form 8-K, dated as of August 4,
          2003).

10.35 Voting Agreement dated as of July 18, 2003, by and between DSL.net, Inc., the stockholders named therein and the investors named therein (incorporated by reference to Exhibit 10.03 filed with our Current Report on Form 8-K, dated as of August 4, 2003).

10.36 Amended and Restated Stockholders Agreement dated as of July 18, 2003, by and among DSL.net, Inc., the stockholders named therein and the investors named therein (incorporated by reference to Exhibit 10.04 filed with our Current Report on Form 8-K, dated as of August 4, 2003.

10.37+ Amended and Restated 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.03 filed with our registration statement on Form S-8 (No. 333-110131)).

10.38*+ Agreement, dated as of January 1, 2004, between DSL.net, Inc. and David F. Struwas.

10.39*+ Agreement, dated as of January 1, 2004, between DSL.net, Inc. and J. Keith Markley.

10.40*+ Agreement, dated as of January 1, 2004, between DSL.net, Inc. and Robert J. DeSantis.

21.01     Subsidiaries of DSL.net, Inc. (incorporated by reference to Exhibit
          21.01 filed with our Annual Report on Form 10-K for the year ended
          2002).

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

                        REPORT OF INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Stockholders of DSL.net, Inc.:


Our audits of the consolidated financial statements referred to in our report dated April 8, 2004, appearing in this Form 10-K of DSL.net, Inc. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
----------------------------------
PricewaterhouseCoopers LLP

Stamford, Connecticut
April 9, 2004

SCHEDULE II. Valuation and Qualifying Accounts

      The following table depicts the activity in the allowance for doubtful accounts for the years ended December 31, 2003, 2002 and 2001:

                                     (Dollars in Thousands)
----------------------------------------------------------------------------------------------------
                                 Allowance for Doubtful Accounts
----------------------------------------------------------------------------------------------------
                     Additions     Additions
       Balance at    Charged to   Charged to  Additions Charged  Deductions Charged
      Beginning of   Costs and     Purchase    to Sales Credits   Against Valuation     Balance at
Year     Period       Expenses    Accounting    and Allowances        Allowance       End of Period
---- -------------- ------------ ------------ ----------------- -------------------- ---------------
2003     $  606        $2,047       $    -         $     -            $ (1,751)          $  902
---- -------------- ------------ ------------ ----------------- -------------------- ---------------
2002     $3,844        $2,583       $    -         $     -            $ (5,821)          $  606
---- -------------- ------------ ------------ ----------------- -------------------- ---------------
2001     $1,353        $2,807       $    -         $  1,498           $ (1,814)          $3,844
---- -------------- ------------ ------------ ----------------- -------------------- ---------------