Form 10-Q
period 2004-03-31
DSL NET INC
filed 2004-05-14
CIK 1085866

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004
                                       OR
              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                         Yes  X            No
                             ---              ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                         Yes               No  X
                             ---              ---

     As of May 7, 2004, the registrant had 144,123,845 shares of Common Stock outstanding.

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

                                      INDEX



                                                                           Page
                                                                          Number
                                                                          ------

                         Part I - Financial Information


Item 1.  Consolidated Financial Statements ...................................2

            Consolidated Balance Sheets (unaudited) at March 31, 2004
               and December 31, 2003 .........................................2

            Consolidated Statements of Operations (unaudited) for the
               three months ended March 31, 2004 and 2003.....................3

            Consolidated Statements of Cash Flows (unaudited) for the
               three months ended March 31, 2004 and 2003.....................4

            Notes to Consolidated Financial Statements........................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................21

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........36

Item 4.  Controls and Procedures.............................................36


                           Part II - Other Information


Item 1.  Legal Proceedings...................................................36

Item 2.  Change in Securities and Use of Proceeds............................36

Item 3.  Defaults upon Senior Securities.....................................37

Item 4.  Submission of Matters to a Vote of Security Holders.................37

Item 5.  Other Information...................................................38

Item 6.  Exhibits and Reports on Form 8-K....................................38

Signature ...................................................................39

Exhibit Index ...............................................................40

                         Part I - Financial Information

Item 1. Consolidated Financial Statements

                                  DSL.net, Inc.
                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                                                                  March 31,   December 31,
                                                                                                    2004          2003
                                                                                                 ----------    ----------
ASSETS
Current assets:
Cash and cash equivalents                                                                        $   10,270    $   13,779
Accounts receivable (net of allowances of $953 and $902
  at March 31, 2004 and December 31, 2003, respectively)                                              7,376         8,054
Inventory                                                                                               548           477
Deferred costs                                                                                          916           931
Prepaid expenses and other current assets                                                             1,454           802
                                                                                                 ----------    ----------
Total current assets                                                                                 20,564        24,043

Fixed assets, net                                                                                    21,492        24,357
Goodwill, net (Note 6)                                                                                8,482         8,482
Other intangible assets, net (Note 6)                                                                   743         1,010
Other assets                                                                                          1,050         1,169
                                                                                                 ----------    ----------
Total assets                                                                                     $   52,331    $   59,061
                                                                                                 ==========    ==========

LIABILITIES, MANDATORILY REDEEMABLE, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                                 $    5,539    $    3,570
Accrued salaries                                                                                      1,256         1,046
Accrued liabilities                                                                                   4,751         7,529
Deferred revenue                                                                                      6,013         6,068
Current portion of capital leases payable                                                                95           105
                                                                                                 ----------    ----------
Total current liabilities                                                                            17,654        18,318

Capital leases payable                                                                                   25            50
Notes payable, net of discount (Note 7)                                                               6,384         5,374
                                                                                                 ----------    ----------
Total liabilities                                                                                    24,063        23,742
                                                                                                 ----------    ----------
Commitments and contingencies  (Note 8)

Preferred stock:  20,000,000 preferred shares authorized (Note 9)
  20,000 shares designated as Series X, mandatorily redeemable, convertible preferred stock, $.001 par value; 14,000 and 20,000 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively (liquidation preference
  $17,580 and $24,660 as of March 31, 2004 and December 31, 2003, respectively)                      12,180        16,231

  15,000 shares designated as Series Y, mandatorily redeemable, convertible preferred stock, $.001 par value; 0 and 1,000 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively (liquidation preference $0
  and $1,211 as of March 31, 2004 and December 31, 2003, respectively)                                 --             788

Stockholders' equity  (Note 3)
Common stock, $.0005 par value; 800,000,000 and 800,000,000 shares authorized as of March 31, 2004 and December 31, 2003, respectively; 144,119,956 and 105,449,054 shares
  issued and outstanding as of March 31, 2004 and December 31, 2003, respectively                        72            53
Additional paid-in capital                                                                          342,567       337,735
Deferred compensation                                                                                  --            --
Accumulated deficit                                                                                (326,551)     (319,488)
                                                                                                               ----------
Total stockholders' equity                                                                           16,088        18,300
                                                                                                 ----------    ----------
Total liabilities, redeemable preferred stock and stockholders' equity                           $   52,331    $   59,061
                                                                                                 ==========    ==========

                  The accompanying notes are an integral part of these consolidated financial statements.

                                  DSL.net, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                   ----------------------------------
                                                                        2004                2003
                                                                   --------------      --------------
Revenue, net                                                       $       17,820      $       16,765
                                                                   --------------      --------------
Operating expenses:
Network (excluding $0 and $7
  of stock compensation, respectively)                                     12,199              12,079
Operations (excluding $0 and $9
  of stock compensation, respectively)                                      3,189               2,915
General and administrative (excluding $0 and $52
  of stock compensation, respectively)                                      2,927               3,056
Sales and marketing (excluding $0 and $210
  of stock compensation, respectively)                                      2,343               2,233
Stock compensation                                                           --                   278
Depreciation and amortization                                               3,318               4,837
                                                                   --------------      --------------

Total operating expenses                                           $       23,976      $       25,398
                                                                   --------------      --------------

Operating loss                                                     $       (6,156)     $       (8,633)

Interest expense, net                                                        (981)               (564)
Other income (expense), net                                                    74                 (46)
                                                                   --------------      --------------

Net loss                                                           $       (7,063)     $       (9,243)
                                                                   ==============      ==============

Net loss applicable to common stockholders:
  Net loss                                                                 (7,063)             (9,243)
  Dividends on preferred stock                                               (490)             (1,050)
  Accretion of preferred stock                                             (3,452)             (3,010)
                                                                   --------------      --------------
    Net loss applicable to common stockholders                     $      (11,005)     $      (13,303)
                                                                   ==============      ==============
Net loss per share, basic and diluted                              $        (0.08)     $        (0.20)
                                                                   ==============      ==============
Shares used in computing net loss per share, basic and diluted        136,459,553          64,931,588
                                                                   ==============      ==============

       The accompanying notes are an integral part of these consolidated financial statements.

                                  DSL.net, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                       --------------------------
                                                                          2004            2003
                                                                       ----------      ----------
Cash flows from operating activities:
Net loss                                                               $   (7,063)     $   (9,243)

Reconciliation of net loss to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                                           3,318           4,837
    Bad debt expense                                                          292             500
    Sales credits and allowances                                              123              98
    Amortization of deferred debt issuance costs and debt discount            917             315
    Stock compensation expense                                               --               278
    Loss on sale/write-off of fixed assets                                     20              94
    Net changes in assets and liabilities, net of acquired assets:
      Decrease (increase) in accounts receivable                              264          (4,570)
      (Increase) in prepaid and other current assets                         (707)           (737)
      Decrease in other assets                                                118           1,196
      Increase / (decrease) in accounts payable                             1,969            (847)
      Increase / (decrease) / increase in accrued salaries                    210             (49)
      (Decrease) / increase in accrued expenses                            (2,684)          2,999
      (Decrease) / increase in deferred revenue                               (55)          1,180
                                                                       ----------      ----------
Net cash used in operating activities                                      (3,278)         (3,949)
                                                                       ----------      ----------
Cash flows from investing activities:
  Purchases of property and equipment                                        (207)           (378)
  Proceeds from sales of property and equipment                              --              --
  Acquisitions of businesses and customer lines                              --            (7,917)
  (Increase) in restricted cash                                                (1)             (3)
                                                                       ----------      ----------
Net cash used in investing activities                                        (208)         (8,298)
                                                                       ----------      ----------
Cash flows from financing activities:
  Proceeds from credit facility                                              --             6,100
  Proceeds from common stock issuance                                          12               2
  Principal payments under notes and capital lease obligations                (35)           (695)
                                                                       ----------      ----------
Net cash (used) / provided by financing activities                            (23)          5,407
                                                                       ----------      ----------
Net increase / (decrease) in cash and cash equivalents                     (3,509)         (6,840)
Cash and cash equivalents at beginning of period                           13,779          11,318
                                                                       ----------      ----------
Cash and cash equivalents at end of period                             $   10,270      $    4,478
                                                                       ==========      ==========
Supplemental disclosure:
Cash paid: interest                                                    $        4      $      235
                                                                       ==========      ==========

Supplemental disclosure of non-cash investing activities:
  On January 10, 2003, the Company purchased network assets and associated subscriber lines of
  Network Access Solutions Corporation  (Note 5)
        The fair value of the assets acquired was $14,750

Supplemental disclosure of non-cash financing activities:
  During the first quarter 2004, 6,000 shares of Series X Preferred Stock were converted into 33,333,333 shares of common stock and $1,560 of accrued dividends pertaining thereto were paid by issuing 2,316,832 shares of common stock. (Note 9)

  Also during the first quarter 2004, 1,000 shares of Series Y Preferred Stock were converted into 2,260,910 shares of common stock and $221 of accrued dividends pertaining thereto were paid by issuing 309,864 shares of common stock. (Note 9)

  Also during the first quarter of 2004, the Company issued 413,160 shares of its common stock upon the exercise of 1,358,025 of stock warrants granted in connection with certain loan guarantees in a cashless exchange (Note 3)

  The accompanying notes are an integral part of these consolidated financial statements.

In addition, during the first quarter of 2004, the Company issued 413,160 shares of its common stock,

     The accompanying notes are an integral part of these consolidated financial statements.

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.   Summary of Significant Accounting Policies

A.   Basis of Presentation

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. The markets for DSL.net, Inc.'s ("DSL.net" or the "Company") services are characterized by intense competition, rapid technological development, regulatory and legislative changes, and frequent new product introductions, all of which could impact the future value of the Company's assets and liabilities. Actual results may differ from those estimates. Certain prior period amounts have been reclassified to conform to the 2004 presentation. The consolidated financial statements ("financial statements") at March 31, 2004 and for the three months ended March 31, 2004 and 2003 are unaudited, but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position and operating results. Operating results for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for any future periods. The financial statements have been prepared with the assumption that users of the interim financial information have either read or have access to the Company's financial statements for the year ended December 31, 2003. Accordingly, footnote disclosures that would substantially duplicate the disclosures contained in the Company's December 31, 2003 audited financial statements have been omitted from these unaudited interim financial statements. These financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions, rules and regulations. While management believes the disclosures presented are adequate to make these financial statements not misleading, these financial statements should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, which has been filed with the SEC.

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

     The Company believes the following critical accounting policies affect the Company's more significant judgments and estimates used in the preparation of its consolidated financial statements:

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

REVENUE RECOGNITION

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS," which has been superceded by SAB No. 104. SAB No. 104's primary purpose is to rescind guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force ("EITF") Issue No. 00-21, "REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES." SAB No. 104's wording has not changed SAB No. 101's four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees.

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

     The Company adopted SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS". This statement required that the amortization of goodwill be discontinued and instead an impairment approach be applied. If impairment exists, under SFAS No. 142, the resulting charge is determined by the recalculation of goodwill through a hypothetical purchase price allocation of the fair value and

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

reducing the current carrying value to the extent it exceeds the recalculated goodwill. The Company has not recorded any goodwill impairment adjustments resulting from its impairment reviews.

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

     With its acquisition of certain of the assets of Network Access Solutions Corporation ("NAS") on January 10, 2003, the Company acquired a number of end users, some of whom it serves indirectly through various ISPs. The Company sells its services to such ISPs who then resell such services to the end user. The Company has some increased exposure and concentration of credit risk pertaining to such ISPs. However, no individual customer accounted for more than 5% of revenue for the first three months of 2004 or 2003.

INVENTORY

     Inventories consist of modems and routers (customer premise equipment or "CPE") which the Company sells or leases to customers and are required to establish a high speed DSL or T-1 digital connection. Inventories are stated at the lower of cost or market. Cost of inventory is determined on the "first-in, first-out" ("FIFO") or average cost methods. The Company establishes inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology.

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

B.   Earnings (Loss) Per Share

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

     The following in-the-money options and warrants and convertible preferred stock were excluded from the calculation of earnings per share since their inclusion would be anti-dilutive for all periods presented:

                                                     Shares of Common Stock
                                                            March 31,
                                                     2004             2003
                                                 ------------     ------------
     Options to purchase common
     stock .................................       32,359,777       11,708,468
     Warrants to purchase common
     stock .................................      171,747,621             --
     Preferred Series X stock convertible to
     common stock ..........................       77,777,778      111,111,111
     Preferred Series Y stock convertible to
     common stock ..........................             --         30,000,000
                                                 ------------     ------------
     Total .................................      281,885,176      152,819,579
                                                 ============     ============

     As of December 31, 2003, the Company had 105,449,054 shares of common stock issued and outstanding. As of March 31, 2004, the Company had 144,119,957 shares of common stock issued and outstanding. The increase during the first quarter of 2004 resulted from 38,220,939 shares of common stock issued for preferred stock conversions, 413,160 shares of common stock issued for stock warrant exercises and 36,804 shares of common stock issued for employee stock option exercises and employee stock purchase plan. The weighted average number of shares of common stock outstanding used in computing earnings per share for the three months ended March 31, 2004 and 2003 was 136,459,553 and 64,931,588, respectively.

C.   Incentive Stock Award Plans

     As of March 31, 2004, the Company had five stock-based employee compensation plans, which are described more fully in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The Company accounts for stock-based compensation under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25"). Accordingly, compensation expense is not recognized when options are granted at the fair market value on the date of grant.

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

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     Three Months Ended
                                                          March 31,
                                                     2004          2003
                                                   --------      --------


     Net loss, as reported                         $ (7,063)     $ (9,243)
     Add stock compensation expense
       included in net loss                            --             278
     Deduct: total stock-based employee
       compensation expense determined under
       fair value based method for all awards,
       net of related tax effects                      (703)       (1,514)
                                                   --------      --------
     Pro forma under SFAS 123                      $ (7,766)      (10,479)

     Net loss applicable to common
      stockholders:
        As reported                                 (11,005)      (13,303)
        Pro forma under SFAS 123                   $(11,708)     $(14,539)
     Basic and diluted net loss
      per common share:
        As reported                                $  (0.08)     $  (0.20)
        Pro forma under SFAS 123                   $  (0.09)     $  (0.23)

     The estimated fair value at date of grant for options granted during the three months ended March 31, 2004 ranged from $0.56 to $0.71 per share, and for the three months ended March 31, 2003 ranged from $0.50 to $0.53 per share. The minimum value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                   Three Months Ended
                                                        March 31,
                                                -----------------------
                                                2004               2003
                                                ----               ----

     Risk free interest rate                 1.96-2.95%         2.29-2.70%
     Expected dividend yield                    None               None
     Expected life of option                  3-4 Years          4 Years
     Expected volatility                        145%               152%

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

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

D.   Recently Issued Accounting Pronouncements

     For further information regarding Recently Issued Accounting
Pronouncements, refer to the Company's consolidated financial statements and footnotes thereto included in its annual report on Form 10-K for the year ended December 31, 2004.

2.   Liquidity

     As reflected in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, the Company incurred operating losses of approximately $29,631 and negative operating cash flows of approximately $13,715 during the year ended December 31, 2003. During the three months ended March 31, 2004, the Company incurred operating losses of approximately $6,156 and negative operating cash flows of approximately $3,278. These operating losses and negative operating cash flows have been financed primarily by proceeds from equity and note issuances. The Company had accumulated deficits of approximately $326,551 at March 31, 2004 and approximately $319,488 at December 31, 2003.

     The Company expects its operating losses, net operating cash outflows and capital expenditures to continue throughout 2004. On July 18, 2003, the Company successfully raised approximately $30,000 in debt and warrant financing (Note
7). The Company's independent accountants have noted in their report on the Company's audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 that the Company's sustained operating losses raise substantial doubt about its ability to continue as a going concern. Failure to generate sufficient revenues, contain certain discretionary spending or achieve certain other business plan objectives could have a material adverse affect on the Company's results of operations, cash flows and financial position, including its ability to continue as a going concern.

     The Company intends to use its cash resources to finance its capital expenditures and for working capital and other general corporate purposes. The Company may also use a portion of its cash resources to acquire complementary businesses, subscriber lines or other assets. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including market acceptance of the Company's services, revenue growth, planned capital expenditures, cash generated from operations, improvements in operating productivity, the extent and timing of entry into new markets and availability of and prices paid for acquisitions.

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

3.   Stockholders' Equity

     As of March 31, 2004 and 2003, the Company had $0 and $159, respectively, remaining in unamortized deferred compensation relating to stock options and restricted stock held by employees

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

and directors. This deferred compensation was amortized over the respective remaining vesting periods.

     During the three months ended March 31, 2004, the Company issued 33,333,333 and 2,316,832 shares of its common stock, respectively, upon the conversion of 6,000 shares of Series X Preferred Stock and as payment for approximately $1,560 of accrued dividends on such converted shares of Series X Preferred Stock (Note
9). Also during the first quarter of 2004, the Company issued 2,260,910 and 309,864 shares of its common stock, respectively, upon the conversion of 1,000 shares of Series Y Preferred Stock and as payment for approximately $221 of accrued dividends on such converted shares of Series Y Preferred Stock (Note 9). In addition, during the first quarter of 2004, the Company issued 413,160 shares of its common stock, upon the exercise of 1,358,025 of stock warrants granted in connection with certain loan guarantees and it issued 30,467 and 6,336 shares of its common stock, respectively, upon exercises of employee stock options and to employees participating in the Company's 1999 Employee Stock Purchase Plan.

4.   Restructuring

     In March, 2004, the Company reduced its workforce by 62 employees at its locations in New Haven, Connecticut; Herndon, Virginia; Minneapolis, Minnesota and Wilmington, North Carolina. As a result, the Company incurred approximately $160 in restructuring charges pertaining to severance and benefits payments.

     During the first quarter of 2004, the Company charged approximately $156 against its restructuring reserves which related to facilities expense associated with the Company's vacated office space in Santa Cruz, California. The Company's restructuring reserve balance as of March 31, 2004, of approximately $384, represents estimated costs associated with such vacated facility and was included in the Company's accrued liabilities.

5.   Acquisitions

     In December of 2002, the U.S. Bankruptcy Court for the District of Delaware approved the Company's bid to purchase certain network assets, equipment and associated subscriber lines of NAS for $14,000 consisting of $9,000 in cash and $5,000 in a note payable to NAS. The Company closed the transaction on January 10, 2003, whereby it acquired certain of NAS' network assets, equipment in approximately 300 central offices and approximately 11,500 associated subscriber lines (the "NAS Assets"), pursuant to an Amended and Restated Asset Purchase Agreement, (the "NAS Asset Purchase Agreement"). Additionally, on January 10, 2003, the Company hired 78 employees formerly employed by NAS. No pre-closing liabilities were assumed in connection with the NAS transaction. The cash portion of the consideration was paid from the Company's existing cash. In accordance with the NAS Asset Purchase Agreement, the Company negotiated a $1,083 reduction in the cash paid at the closing, representing the Company's portion of January revenue which was billed and collected by NAS, bringing the net cash paid for the NAS Assets to $7,917.

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

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, "BUSINESS COMBINATIONS" ("SFAS No. 141"). The results of NAS' operations have been included in the consolidated financial statements since January 10, 2003 (the acquisition date). The estimated fair values of the acquired assets at the date of acquisition exceeded the purchase price and, accordingly, the acquired assets have been written down on a pro-rata basis by asset group to the purchase price of approximately $14,737 ($14,000 plus associated direct acquisition costs of approximately $737) as follows: (i) intangible assets pertaining to approximately 11,500 acquired subscriber lines of $1,480, (ii) property and equipment of $13,113 and (iii) inventory of $144. In July, 2003, the Company paid $1,500 into escrow for the negotiated repurchase and cancellation of the $5,000 note issued by the Company to NAS as part of the purchase price for the NAS Assets. The payment was subject to approval by the bankruptcy court presiding over NAS' bankruptcy petition. On August 25, 2003, the court approved the transaction, and the $1,500 held in escrow was paid to NAS in full satisfaction of the note.

     With the acquisition of the NAS Assets on January 10, 2003, the Company acquired a number of end users, some of whom it serves indirectly through various ISPs. The Company sells its services to such ISPs who then resell such services to the end user. Accordingly, the Company has some increased exposure and concentration of credit risk pertaining to such ISPs, however, no individual customer accounted for more than 5% of revenue for the three months ended March 31, 2004 and 2003.

     The following table sets forth the unaudited pro forma consolidated financial information of the Company, giving effect to the acquisition of NAS customers, as if the transaction had occurred at the beginning of the periods presented. The pro forma table is not applicable for the three months ended March 31, 2004, as the results of our acquisitions have been fully integrated into our operating results for the quarter ended March 31, 2004.

                                                                PRO FORMA
                                                           THREE MONTHS ENDED
                                                             MARCH 31, 2003
                                                              ------------

     Pro forma revenue                                        $     17,523
     Pro forma operating loss                                 $     (8,606)
     Pro forma net loss                                       $     (9,261)
     Pro forma net loss applicable to common stockholders     $    (13,321)
     Pro forma net loss per share, basic and diluted          $      (0.21)

     Shares used in computing pro forma net loss
       per share,  basic and diluted                            64,931,588

     The pro forma results are not necessarily indicative of the actual results of operations that would have been obtained had the acquisitions taken place at the beginning of the respective periods or the results that may occur in the future.

6.   Goodwill and Other Intangible Assets

     In accordance with SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," which became effective January 1, 2002, the Company has ceased to amortize approximately $8,482 of goodwill. In lieu of amortization, the Company completed its annual impairment review in December of 2003

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

and concluded that goodwill was not impaired. The Company will continue to perform annual impairment reviews, unless a change in circumstances requires a review in the interim.

     The Company's identified intangible assets consist of customer lists, which are amortized over two years. Amortization expense of intangible assets for the three months ended March 31, 2004 and 2003, was approximately $267 and $1,181, respectively. Accumulated amortization of customer lists as of March 31, 2004 and 2003 was $14,763 and $12,921, respectively. The expected future amortization of customer lists as of March 31, 2004 is $687 for the remainder of 2004 and $56 in 2005.

7.   Debt

     On January 10, 2003, the Company issued a $5,000 note to NAS in conjunction with its acquisition of the NAS Assets (Note 5). The company negotiated settlement of the note for $1,500, which was approved by the bankruptcy court on August 25, 2003 and resulted in a gain of $3,500 included in other income in the second quarter of 2003.

     The Company entered into a Revolving Credit and Term Loan Agreement, dated as of December 13, 2002 (the "Credit Agreement"), with a commercial bank providing for a revolving line of credit of up to $15,000 (the "Commitment"). Interest on borrowings under the Credit Agreement was payable at 0.5% percent above the Federal Funds Effective Rate. The Company's ability to borrow amounts available under the Credit Agreement was subject to the bank's receipt of a like amount of guarantees from certain of the Company's investors and/or other guarantors. On February 3, 2003, the Company borrowed $6,100 under the Credit Agreement. As of March 3, 2003, certain of the Company's investors had guaranteed $9,100 under the Credit Agreement. On July 18, 2003, the Company repaid the $6,100 outstanding balance plus accrued interest and terminated the Credit Agreement. The Company wrote off approximately $184 of the related unamortized balance of loan origination fees during the second quarter of 2003.

     The Company entered into a Reimbursement Agreement and related Security Agreement, dated as of December 27, 2002, with VantagePoint Venture Partners (together with its affiliated funds as their interests shall appear, "VantagePoint") and Columbia Capital and other holders of or affiliates of holders of the Company's Series X and Series Y Preferred Stock (the "Guarantors"). Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, VantagePoint and Columbia Capital issued guarantees in an aggregate amount of $6,100 to support certain obligations of the Company under the Credit Agreement. On July 18, 2003, in connection with the termination of the Credit Agreement, the guarantees, Reimbursement Agreement and related Security Agreement were terminated.

     Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, the Company issued warrants to purchase an aggregate of 12,013,893 shares of its common stock to VantagePoint

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

and Columbia Capital, in consideration for their guarantees aggregating $6,100. All such warrants have a ten year life and an exercise price of $0.50 per share. On March 26, 2003, the Company issued additional warrants, exercisable for ten years, to purchase a total of 936,107 shares of its common stock at $0.50 per share to VantagePoint and Columbia Capital, bringing the total number of warrants issued in connection with the Reimbursement Agreement to 12,950,000. On February 3, 2003, the Company borrowed on the Credit Agreement and the Guarantors' guarantees of the subject loan became effective.

     On February 3, 2003, the Company valued the 12,950,000 warrants at $0.514 each with a total value of approximately $6,656. The valuation was performed using a Black-Scholes valuation model with the following assumptions: (i) a risk free interest rate of 4.01% (ten-year Treasury Rate), (ii) a zero dividend yield, (iii) a ten year expected life, (iv) an expected volatility of 153%, (v) an option exercise price of $0.50 per share and (vi) a current market price of $0.52 per share (the closing price of the Company's common stock on February 3, 2003). Since the warrants were issued in consideration for loan guarantees, which enabled the Company to secure financing at below market interest rates, the Company recorded their value as a deferred debt financing cost to be amortized to interest expense over the term of the loan (approximately 57 months) using the "Effective Interest Method" of amortization. On July 18, 2003, the Company repaid its outstanding loan balance that was secured by these loan guarantees, and terminated the Credit Agreement. Accordingly, the Company wrote-off approximately $5,747 of the related unamortized balance of deferred financing costs to other expense during the second quarter of 2003.

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

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8.   Commitments and Contingencies

COMMITMENTS

     Under the Company's facility operating leases, minimum office facility operating lease payments are approximately $1,987 in 2004, $520 in 2005, $233 in 2006, $169 in 2007 and $28 in 2008. The Company also has long-term purchase commitments with MCI and other vendors for data transport and other services with minimum payments due even if its usage does not reach the minimum amounts. Minimum payments under its long-term purchase commitments are approximately $1,650 in 2004.

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

9.   Mandatorily Redeemable Convertible Preferred Stock

     As more fully described in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, the Company entered into a Series X Preferred Stock Purchase Agreement with VantagePoint on November 14, 2001 (the "Series X Purchase Agreement"), relating to the sale and purchase of up to an aggregate of 20,000 shares of Series X Preferred Stock at a purchase price of $1,000 per share. On December 24, 2001, the Company entered into a Series Y Preferred Stock Purchase Agreement (the "Series Y Purchase Agreement") with Columbia Capital Equity Partners III, L.P., Columbia Capital Equity Partners II, L.P., The Lafayette Investment Fund, L.P., Charles River Partnership X, a Limited Partnership, and N.I.G. Broadslate (collectively with their assigns, the "Series Y Investors"), relating to the sale and purchase of up to an aggregate of 15,000 shares of Series Y Preferred Stock at a purchase price of $1,000 per share.

     Pursuant to the Series X Purchase Agreement, in 2001 and 2002, the Company sold an aggregate of 20,000 shares of Series X Preferred Stock to VantagePoint for total proceeds of $20,000, before direct issuance costs of approximately $189. Pursuant to the Series Y Purchase Agreement, in 2001 and 2002, the Company sold an aggregate of 15,000 shares of Series Y Preferred Stock to the Series Y Investors for an aggregate purchase price of $15,000, before direct issuance costs of approximately $300.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     During the third and fourth quarters of 2003, the Series Y Investors converted 14,000 shares of Series Y Preferred Stock into 35,140,012 shares of the Company's common stock (including shares issued as dividends).

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

     As a result of the above described conversions of 6,000 shares of Series X Preferred Stock and 1,000 shares of Series Y Preferred stock in 2004, the Company was required to accelerate the unaccreted beneficial conversion feature ("BCF") related to such shares, which amounted to an additional $2,850 of preferred stock accretion charged in the first quarter of 2004.

     The Series X Preferred Stock and Series Y Preferred Stock activity during the three months ended March 31, 2004 is summarized as follows:

                                                                                  MANDATORILY
                                                                     REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                                               --------------------------------------------------
                                                                      SERIES X                    SERIES Y
                                                               ----------------------      ----------------------
                                                                SHARES        AMOUNT        SHARES        AMOUNT
                                                               --------      --------      --------      --------
Balance December 31, 2003                                        20,000      $ 16,231         1,000      $    788


Conversion of Series Y Preferred Stock to common stock           (6,000)       (6,000)       (1,000)       (1,000)


Payment of dividends on converted Series Y Preferred Stock                     (1,560)                       (221)



Accrued dividends on Series X and Y Preferred Stock                               480                          10

Accretion of beneficial conversion feature of Series X
  and Y Preferred Stock                                                         3,029                         423
                                                               --------      --------      --------      --------
Balance March 31, 2004                                           14,000      $ 12,180          --        $   --
                                                               ========      ========      ========      ========

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The Series X Preferred Stock and Series Y Preferred Stock activity during the three months ended March 31, 2003 is summarized as follows:

                                                                             MANDATORILY
                                                               REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                                           -----------------------------------------------
                                                                  SERIES X                 SERIES Y
                                                           ---------------------     ---------------------
                                                            SHARES       AMOUNT       SHARES       AMOUNT
                                                           --------     --------     --------     --------
Balance December 31, 2002                                    20,000     $  8,741       15,000     $  5,381


Accrued dividends on Series X and Y Preferred Stock                          600                       450

Accretion of beneficial conversion feature of Series X
  and Y Preferred Stock                                                    1,673                     1,337
                                                           --------     --------     --------     --------
Balance March 31, 2003                                       20,000     $ 11,014       15,000     $  7,168
                                                           ========     ========     ========     ========

10.  Related Party Transactions

     As of March 31, 2004, and as more fully described in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, VantagePoint had options and warrants issued to acquire approximately 54,176,568 shares of the Company's common stock. In addition, VantagePoint owned approximately 4,027,820 shares of the Company's common stock and 14,000 shares of the Company's Series X Preferred Stock which are convertible into approximately 77,777,778 shares of common stock (Note 9). As a result, VanatagePoint beneficially owned the equivalent of approximately 135,982,166 shares of the Company's common stock. One affiliate and two former affiliates of VantagePoint are members of the Company's Board of Directors.

     As of March 31, 2004, as a result of the $30,000 financing transaction as more fully described in the Company's audited financial statements and related notes included in the Company's Annual

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Report on Form 10-K for the year ended December 31, 2003, Deutsche Bank had warrants issued to acquire approximately 118,421,053 shares of the Company's common stock. One affiliate and one former affiliate of Deutsche Bank, whose employer provides investment advisory services to Deutsche Bank, are members of the Company's Board of Directors. The employer of one of the Company's directors (namely, one of the former affiliates of VantagePoint referred to in the immediately preceeding paragraph) provides investment advisory services to Deutsche Bank.

     During the third and fourth quarters of 2003, as more fully described in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, the Series Y Investors (including Columbia Capital) converted 14,000 shares of Series Y Preferred Stock into 35,140,012 shares of the Company's common stock (including shares issued as dividends). As of December 31, 2003, funds affiliated with one remaining Series Y Investor (Charles River Partnership, L.P.) owned 1,000 shares of Series Y Preferred Stock which were converted into 2,570,774 shares of the Company's common stock (including shares issued as dividends) in February, 2004 (Note 9). In addition, in February 2004, Columbia Capital exercised their remaining warrants to purchase 1,358,025 shares of the Company's common stock at an exercise price of $0.50 per share in a cashless exchange which resulted in the issuance of 413,160 shares of the Company's common stock (Note 9). An affiliate of Columbia Capital was a member of the Company's Board of Directors until August 5, 2003.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the financial condition and results of operations of DSL.net should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003, which has been filed with the Securities and Exchange Commission (the "SEC").

OVERVIEW

OUR BUSINESS

     We provide high-speed data communications, Internet access, and related services to small and medium sized businesses and branch offices of larger businesses and their remote office users, throughout the United States, primarily utilizing digital subscriber line ("DSL") and T-1 technology. In September of 2003, we expanded our service offerings to business customers in select Mid-Atlantic and Northeast markets to include integrated voice and data services using voice over Internet protocol technology ("VoIP"). Our networks enable data transport over existing copper telephone lines at speeds of up to
1.5 megabits per second. Our product offerings also include Web hosting, domain name system management, enhanced e-mail, on-line data backup and recovery services, firewalls, nationwide dial-up services, private frame relay services and virtual private networks.

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

OUR GROWTH STRATEGY

     In addition to our internal sales and marketing efforts, our strategic goals have been focused on accelerating our growth and expanding our network and customer base through select acquisitions of customer lines, assets and/or businesses. During 2003, we completed the following strategically significant acquisitions:

     o In January 2003, we acquired the majority of Network Access Solutions Corporation's ("NAS") operations and assets, including operations and equipment in approximately 300 central offices extending from Virginia to Massachusetts, and approximately 11,500 subscriber lines (the "NAS Assets"). This acquisition significantly increased our facilities-based footprint in one of the largest business markets in the United States, providing us with increased opportunities to sell more higher-margin, facilities-based services. As a result of this acquisition, we currently operate equipment in approximately 490 central offices located in approximately 340 cities in the United States.

     o In September 2003, we acquired substantially all of the assets and subscribers of TalkingNets, Inc. (the "TalkingNets Assets"), a voice and data communications provider that offered soft switched-based VoIP and high-speed data services to businesses. This acquisition gave us the capability to offer business customers in the business-intensive Mid-Atlantic and Northeast regions a carrier-class integrated voice and data service which

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         utilizes VoIP. In December 2003, we introduced in the Washington, D.C. metropolitan region, an expanded range of VoIP products that offered integrated voice and data services utilizing DSL-based services in addition to our T-1 based services. In February 2004, we introduced our full suite of VoIP and data bundles in the New York City metropolitan area.

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

OUR CASH FINANCINGS AND CONSTRAINTS

     We have not been able to finance our operations from cash provided by operations. Net cash used in our operating activities was approximately $3,278 during the first quarter of 2004 and $13,715 for the full year 2003. We have made noticeable reductions in cash used for operating activities as a percent of revenues over the last three-years primarily due to increased revenues and related margins, resulting primarily from acquisitions, combined with reduced operational expenses (network, operations, selling, general and administrative expenses), primarily resulting from our restructuring and cost containment efforts (discussed below).

     We also have incurred operating losses and net losses for each month since our formation in 1998. For the first quarter of 2004 and the full year 2003 we had operating losses of approximately $6,156 and $29,631, respectively. As of March 31, 2004 and December 31, 2003, we had accumulated deficits of approximately $326,551 and $319,488, respectively.

     In addition, our growth strategies have required significant capital and cash investments. Our operating cash shortfalls and investments have been financed principally with the proceeds from the sale of stock and from borrowings, including equipment lease financings. Our most significant recent financing occurred in July 2003, when we executed a note and warrant purchase agreement for the sale of $30,000 in senior secured promissory notes and issuance of warrants to purchase 157,894,737 shares of our common stock at an exercise price of $0.38 per share for an aggregate purchase price for the notes and warrants of $30,000. We used approximately $10,200 of the proceeds from this financing to prepay approximately $14,600 in pre-existing debt and lease obligations.

     Our independent accountants have noted in their report that our sustained operating losses raise substantial doubt about our ability to continue as a going concern. Our business plan includes modest revenue growth for 2004 generated from internal direct marketing sales efforts and additional operational cost savings to be obtained from streamlining our network and further reducing discretionary and controllable costs. During the last quarter of 2003 and the first quarter of 2004, we began implementing some of these cost reduction measures, including a reduction-in-force of 62 employees on March 25, 2004. Accordingly, based on our current business plan and projections as approved by our Board of Directors, we believe that our existing cash and cash expected to be generated from operations will be sufficient to fund our operating

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

losses, capital expenditures, lease payments, and working capital requirements into 2005. Failure to generate sufficient revenues, contain certain discretionary spending or achieve certain other business plan objectives could have a material adverse affect on our results of operations, cash flows and financial position, including our ability to continue as a going concern.

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

     o availability, timing and pricing of acquisition opportunities, and our ability to capitalize on and integrate such opportunities;

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

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

REVENUE RECOGNITION

     We recognize revenue in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS," which has been superceded by SAB No. 104. SAB No. 104's primary purpose is to rescind guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force ("EITF") Issue No. 00-21, "REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES." SAB No. 104's wording has not changed SAB No. 101's four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

     Effective January 1, 2002, we adopted SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS No. 142"). This statement requires that the amortization of goodwill be discontinued and instead an impairment approach be applied. The impairment tests were performed during December 2003, and will be performed annually hereafter (or more often if adverse events occur) and are based upon a fair value approach rather than an evaluation of the undiscounted cash flows. If impairment exists, under SFAS No. 142, the resulting charge is determined by the recalculation of goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. We did not record any goodwill impairment adjustments resulting from our impairment reviews during 2003.

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

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We primarily sell our services directly to end users mainly consisting of small to medium sized businesses, but we also sell our services to certain resellers, such as to Internet service providers ("ISPs"). We believe that we do not have significant exposure or concentrations of credit risk with respect to any given customer, as no customer accounted for more than 5% of revenues for the three months ended March 31, 2004 and the twelve months ended December 31, 2003, respectively. However, if the country or any region we service, experiences an economic downturn, the financial condition of our customers could be adversely affected, which could result in their inability to make payments to us. This could require additional provisions for allowances. In addition, a negative impact on revenue related to those customers may occur.

     With the acquisition of the NAS Assets on January 10, 2003, we acquired a number of end users, some of whom we service indirectly through various ISPs. We sell our services to such ISP's who then resell such services to the end user. We have some increased exposure and concentration of credit risk pertaining to such ISPs. However, no individual customer accounted for more than 5% of revenue throughout 2003 or during the first quarter 2004.

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

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

These estimates are based on an analysis made by legal counsel who consider information known at the time. We believe we have made reasonable estimates in the past; however, court decisions could cause liabilities to be incurred in excess of estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     For further information regarding recently issued accounting pronouncements, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS

     REVENUE. Revenue is recognized pursuant to the terms of each contract on a monthly service fee basis, which varies based on the speed of the customer's broadband connection and the services ordered by the customer. The monthly fee includes all phone line charges, Internet access charges, the cost of any leased equipment installed at the customer's site and the other services we provide, as applicable. Revenue that is billed in advance of the provision of services is deferred until the services are provided. Revenue related to installation charges is deferred and amortized to revenue over 18 months, which is approximately the average customer life of the existing customer base. Related direct costs incurred (up to the amount of deferred revenue) are also deferred and amortized to expense over 18 months. Any excess direct costs over installation charges are charged to expense as incurred. In certain instances, we negotiate credits and allowances for service related matters. We establish a reserve against revenue for such credits based on historical experience. From time to time we offer sales incentives to our customers in the form of rebates toward select installation services and customer premise equipment. We record a liability based on historical experience for such estimated rebate costs, with a corresponding reduction to revenue.

     Revenue for the three months ended March 31, 2004 increased by 6% to approximately $17,820, from approximately $16,765 for the three months ended March 31, 2003. The increase in revenue in 2004 was primarily due to an increase in subscriber lines resulting from our acquisition of the NAS Assets.

     NETWORK EXPENSES. Our network expenses include costs related to network engineering and network field operations personnel, costs for telecommunications lines between customers, central offices, network service providers and our network, costs for rent and power at our central offices, costs to connect to the Internet, costs of customer line installations and the costs of customer premise equipment when sold to our customers. We lease high-speed lines and other network capacity to connect our central office equipment and our network. Costs incurred to connect to the Internet are expected to increase as the volume of data communications traffic generated by our customers varies.

     Network expenses for the three months ended March 31, 2004 increased to approximately $12,199, from approximately $12,079 for the three months ended March 31, 2003. This increase of approximately $120 was primarily attributable increases in subcontract installation labor expenses of approximately $220, increases in network personnel expenses of approximately $132 and increases in installation and other expenses of approximately $121. These increases were partially offset by decreases in telecommunications expenses of approximately $353.

     OPERATIONS EXPENSES. Our operations expenses include costs related to customer care, customer provisioning, customer billing, customer technical assistance, purchasing, headquarters facilities operations, operating systems maintenance and support and other related overhead expenses.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Operations expenses for the three months ended March 31, 2004 increased to approximately $3,189, from approximately $2,915 for the three months ended March 31, 2003. This increase of approximately $274 was primarily attributable to increases in subcontract labor and consulting fees of approximately $181, and increases in operations personnel expenses of approximately $130, partially offset by decreases in miscellaneous other operations expenses of approximately $37.

     GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of costs relating to human resources, finance, executive, administrative services, recruiting, insurance, legal and auditing services, leased office facilities rent and bad debt expenses.

     General and administrative expenses were approximately $2,927 for the three months ended March 31, 2004, compared to general and administrative expenses for the three months ended March 31, 2003 of approximately $3,056. This decrease of approximately $129 was primarily due to decreases in bad debt expense of approximately $207, decreases in facilities expense of approximately $84 and decreases in personnel expenses of approximately $82, partially offset by increases in professional consulting fees of approximately $118, increases in deferred financing expense of approximately $47 and increases in other miscellaneous expenses of approximately $79.

     SALES AND MARKETING. Our sales and marketing expenses consist primarily of expenses for personnel, the development of our brand name, promotional materials, direct mail advertising and sales commissions and incentives.

     Sales and marketing expenses for the three months ended March 31, 2004 were approximately $2,343, compared to sales and marketing expenses for the three months ended March 31, 2003 of approximately $2,233. This increase in sales and marketing expenses of approximately $110 was primarily attributable to increased salaries, benefits and commissions of approximately $57, increased referral fees of approximately $153, and increased miscellaneous expenses of approximately $50, partially offset by decreased direct mail marketing of approximately $150.

     STOCK COMPENSATION. We incurred non-cash stock compensation expenses during 2003 and prior years as a result of the granting of stock and stock options to employees, directors and members of our former board of advisors with exercise prices per share subsequently determined to be below the fair values per share of our common stock for financial reporting purposes at the dates of grant. Stock compensation that was vested was charged immediately to expense, while non-vested compensation was amortized over the vesting period of the applicable options or stock, which was generally 48 months for initial grants and 36 months for subsequent grants. Unvested options for terminated employees were cancelled and the value of such options was recorded as a reduction of deferred compensation with an offset to additional paid-in-capital.

     Non-cash stock compensation expense was approximately $0 and $278 for the three months ended March 31, 2004 and 2003, respectively. As of March 31, 2004 and December 31, 2003, all non cash stock compensation had been fully amortized and there were no balances remaining.

     As of March 31, 2004 and December 31, 2003, options to purchase 37,382,462 and 18,671,766 shares of common stock, respectively, were outstanding, which were exercisable at weighted average exercise prices of $0.82 per share and $1.07 per share, respectively.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization is primarily attributable to the following: (i) depreciation of network and operations equipment and Company-owned modems and routers installed at customer sites, (ii) depreciation of information systems and computer hardware and software, (iii) amortization and depreciation of the costs of obtaining, designing and building our co-location space and corporate facilities and (iv) amortization of intangible capitalized costs pertaining to acquired businesses and customer line acquisitions.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Depreciation and amortization expenses were approximately $3,318 for the three months ended March 31, 2004, compared to depreciation and amortization expenses of approximately $4,837 for the three months ended March 31, 2003. The 31% decrease in depreciation and amortization expenses of approximately $1,519 was primarily attributable to certain intangible and fixed assets having become fully depreciated and amortized during 2003, resulting in a decline in depreciation and amortization expense of approximately $1,637, which was partially offset by increased depreciation and amortization expenses relating to our acquisition of the NAS Assets and TalkingNets Assets of approximately $118.

     Our identified intangible assets consist of customer lists, which are amortized over two years. Amortization expense of intangible assets for the three months ended March 31, 2004 and 2003, was approximately $267 and $1,181, respectively. Accumulated amortization of customer lists as of March 31, 2004 and 2003 was $14,763 and $12,921, respectively. The expected future amortization of customer lists as of March 31, 2004 is $687 in 2004 and $56 in 2005.

     Depreciation expense pertaining to assets for our network and operations was approximately $2,766 and $3,328 for the three months ended March 31, 2004 and 2003, respectively. Depreciation and amortization expenses pertaining to assets related to general and administrative expenses were approximately $552 and $1,509 for the three months ended March 31, 2004 and 2003, respectively

     INTEREST EXPENSE, NET. Net interest expense of approximately $981 for the three months ended March 31, 2004 included approximately $1,014 of interest expense, which was partially offset by approximately $33 in interest income. Net interest expense of approximately $564 for the three months ended March 31, 2003 included approximately $589 of interest expense, which was partially offset by approximately $25 of interest income. The increase in net interest expense of approximately $417 was primarily attributed to the increased amortization of deferred non-cash financing costs of approximately $917 which related to the warrants issued under the Note and Warrant Purchase Agreement (discussed below), partially offset by a decrease in the amortization of deferred non-cash financing costs of approximately $315, which related to warrants issued in consideration for loan guarantees under our Reimbursement Agreement (as defined below) and decreased other interest expense of approximately $185 due to lower debt balances.

     OTHER INCOME (EXPENSE), NET. For the three months ended March 31, 2004, net other income of approximately $74 represented miscellaneous income. For the three months ended March 31, 2003, net other expenses of approximately $46 included approximately $118 in net losses on sale of assets partially offset by approximately $71 of miscellaneous income.

     RESTRUCTURING. In March 2004, we reduced our workforce by 62 employees at our locations in New Haven, Connecticut; Herndon, Virginia; Minneapolis, Minnesota and Wilimington, North Carolina. As a result, we incurred approximately $160 in restructuring charges pertaining to severence and benefits payments. Also, during the first quarter of 2004, we charged approximately $156 against our restructuring reserves which related to facilities expense associated with our vacated office space in Santa Cruz, California. Our restructuring reserve balance as of March 31, 2004, of approximately $384, represents estimated costs associated with such vacated facility and was included in our accrued liabilities.

     NET LOSS. Net loss was approximately $7,063 and $9,243 for the three months ended March 31, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our capital expenditures, acquisitions and operations primarily with the proceeds from the sale of stock and from borrowings, including equipment lease financings. As of March 31, 2004, we had cash and cash equivalents of approximately $10,270 and working capital of approximately $2,910.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     CASH USED BY FINANCING ACTIVITIES. Net cash used by financing activities for the three months ended March 31, 2004 was approximately $23 and primarily related to principal payments under notes and capital lease obligations of approximately $35, partially offset by proceeds from the sale of our common stock of $12. From time to time we have entered into equipment lease financing arrangements with vendors. In the aggregate, there was approximately $120 and $155 outstanding under capital leases at March 31, 2004 and December 31, 2003, respectively.

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

     We entered into a Reimbursement Agreement, dated as of December 27, 2002 (the "Reimbursement Agreement"), with VantagePoint and Columbia Capital and other holders of our Series X Preferred Stock and Series Y Preferred Stock or their affiliates (the "Guarantors"), and a related Security Agreement of even date therewith. Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, VantagePoint and Columbia Capital issued guarantees in an aggregate amount of $6,100 to support certain of our obligations under the Credit Agreement. On July 18, 2003, in connection with the termination of the Credit Agreement, the guarantees, Reimbursement Agreement and related Security Agreement were terminated.

     Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, we issued warrants to purchase 12,013,893 shares of our common stock to VantagePoint and Columbia Capital, in consideration for their guarantees aggregating $6,100. All such warrants have a ten year life and an exercise price of $0.50 per share. On March 26, 2003, we issued additional warrants, exercisable for ten years, to purchase a total of 936,107 shares of our common stock at $0.50 per share to VantagePoint and Columbia Capital, bringing the total number of warrants issued in connection with the Reimbursement Agreement to 12,950,000. On February 3, 2003, we borrowed $6,100 on the Credit Agreement and the Guarantors' guarantees of the subject loan became effective.

     On February 3, 2003, we valued the 12,950,000 warrants at $0.514 each with a total value of approximately $6,656. The valuation was performed using a Black-Scholes valuation model with the following assumptions: (i) a risk free interest rate of 4.01% (ten-year Treasury rate), (ii) a zero dividend yield,
(iii) a ten year expected life, (iv) an expected volatility of 153%, (v) an option exercise price of $0.50 per share and (vi) a current market price of $0.52 per share (the closing price of our common stock on February 3, 2003). Since the warrants were issued in consideration for

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

loan guarantees, which enabled us to secure financing at below market interest rates, we recorded their value as a deferred debt financing cost to be amortized to interest expense over the term of the loan (approximately 57 months) using the "Effective Interest Method" of amortization. On July 18, 2003, we repaid the outstanding loan balance that was secured by these loan guarantees and terminated the Credit Agreement. Accordingly, during the third quarter of 2003, we wrote-off approximately $5,747 of the related unamortized balance of deferred financing costs to other expense.

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

     Subject to the terms and conditions of the Note and Warrant Purchase Agreement, we issued an aggregate of $30,000 in principal amount of Notes to the Investors on July 18, 2003. Principal on the Notes is payable in a single payment on July 18, 2006. The Notes provide for an annual interest rate of 1.23%, payable in cash, quarterly in arrears commencing on October 31, 2003, unless we were to elect to capitalize such interest and pay it together with the principal amount of the Notes at maturity on July 18, 2006. Pursuant to the Security Agreement entered into in connection with this financing transaction, our obligations under the Notes are secured by a security interest in a majority of our personal property and assets and certain of our subsidiaries. The terms of the Notes also contain provisions that limit our ability to incur additional indebtedness and place other restrictions on our business. We elected to defer all interest payments on the Notes until further notice. Interest expense accrued on the Notes for the three months ended March 31, 2004 approximated $93.

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

     On July 18, 2003, we recorded these Note and Warrant transactions in accordance with Accounting Principals Board Opinion No. 14, "ACCOUNTING FOR CONVERTIBLE DEBT AND DEBT ISSUED WITH STOCK PURCHASE WARRANTS," whereby a fair value was ascribed to the 157,894,737 Warrants to be issued to the Investors (related to the Note and Warrant Purchase Agreement) together with the 2,260,909 warrants to be issued to VantagePoint (related to VantagePoint's increased guarantee under Amendment No. 1 to the Reimbursement Agreement) using a Black-Scholes valuation model with the following assumptions: (i) a risk free interest rate of 2.24% (three-year Treasury rate), (ii) a

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

zero dividend yield, (iii) a three-year life, (iv) an expected volatility of 152%, (v) a warrant option price of $0.38 per share for the 157,894,737 Warrants and $0.4423 per share for the 2,260,909 warrants, and (vi) a current market price of $0.83 per share (the closing price of our common stock on July 18, 2003). A fair value was ascribed to the $30,000 Notes using a present value method with a 19% discount rate. The relative fair value of the warrants representing 87% of the combined fair value of the warrants and Notes was applied to the $30,000 proceeds to determine a note discount of approximately $26,063, which was recorded as a reduction to the Notes payable and an increase to additional paid in capital. The note discount is being amortized to interest expense using the "Effective Interest Method" over the 36 month term of the Notes. For the three months ended March 31, 2004 approximately $917 of this note discount has been amortized to interest expense.

     As part of the agreements negotiated in conjunction with our $30,000 financing on July 18, 2003, we and holders of a majority of the Series X Preferred Stock and Series Y Preferred Stock agreed to extend the redemption dates of the Series X Preferred Stock and Series Y Preferred Stock from January 1, 2005 to July 18, 2006. Also, as a result of this financing transaction, in accordance with the terms of the Series Y Preferred Stock, the Series Y Preferred Stock conversion price was adjusted from $0.50 per share (each share of Series Y Preferred Stock is convertible into 2,000 shares of common stock) to $0.4423 per share (each share of Series Y Preferred Stock is convertible into approximately 2,260.9 shares of common stock).

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

     CASH USED IN OPERATING ACTIVITIES. For the three months ended March 31, 2004, the net cash used in our operating activities was approximately $3,278. This cash was used for a variety of operating expenses, including salaries, consulting and legal expenses, network operations, sales and marketing and overhead expenses.

     CASH USED IN INVESTING ACTIVITIES. Net cash used in investing activities for the three months ended March 31, 2004, was approximately $208 and was used for the purchase of equipment.

     The development and expansion of our business has required significant capital expenditures. Capital expenditures, including co-location fees, were approximately $207 and $378 for the three months ended March 31, 2004 and 2003, respectively. The actual amounts and timing of our future capital expenditures will vary depending on the speed at which we expand and implement our network and implement service for our customers. Our planned capital expenditures for 2004 are currently expected to be primarily for the upgrade of our network to support our integrated voice and data service offering. We currently anticipate spending approximately $1,200 for capital expenditures, excluding acquisitions, during the year ending December 31, 2004. The actual amounts and timing of our capital expenditures could differ materially both in amount and timing from our current plans.

     In December of 2002, the U.S. Bankruptcy Court for the District of Delaware approved our bid to purchase the on-network assets and associated subscriber lines of NAS for $14,000, consisting of $9,000 in cash and $5,000 in a note payable to NAS. We closed the transaction on January 10, 2003, whereby we acquired NAS' operations and network assets, including associated equipment in approximately 300 central offices and approximately 11,500 associated subscriber lines. In connection with the closing of the NAS transaction, on January 10, 2003, we hired 78 former NAS employees. No pre-closing liabilities were assumed in connection with the NAS transaction. The cash portion of the purchase price was paid from our existing cash. The NAS note

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

had a term of approximately 5 years and carried interest at 12% and was secured by the NAS network assets acquired. During August 2003, we paid $1,500 to repurchase and cancel the $5,000 note issued by us to NAS. The difference between the $5,000 note and the $1,500 settlement amount was recorded as other income during 2003.

     In connection with the integration of the NAS business, on January 17, 2003, we had a reduction in force of approximately 35 employees at our headquarters facility in New Haven, Connecticut. We paid approximately $62 in severance to the terminated employees.

     CASH RESOURCES FOR FUTURE ACTIVITIES. As of March 31, 2004, we had cash and cash equivalents of approximately $10,270 and working capital of approximately $2,910. On March 25, 2004, we reduced our workforce by 62 employees. As a result of this action, we incurred approximately $160 in restructuring charges pertaining to severance and benefits payments and we expect to realize approximately $3,400 in annualized savings in salary and benefit costs.

     Our independent accountants have noted in their report that our sustained operating losses raise substantial doubt about our ability to continue as a going concern. However, based on our current business plan and projections as approved by our Board of Directors, we believe that our existing cash and cash expected to be generated from operations will be sufficient to fund our operating losses, capital expenditures, lease payments, and working capital requirements into 2005. Failure to generate sufficient revenues, contain certain discretionary spending or achieve certain other business plan objectives, however, could have a material adverse affect on our results of operations, cash flows and financial position, including our ability to continue as a going concern.

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

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Our financial statements do not include any adjustments that might result from these uncertainties.

     CONTRACTUAL OBLIGATIONS. Since December 31, 2003, there have been no material changes outside of the ordinary course of our business to the contractual obligations presented in our Annual Report on Form 10-K for the year ended December 31, 2003 pursuant to Item 303 of Regulation S-K promulgated by the SEC.

     POTENTIAL DE-LISTING OF OUR COMMON STOCK. On July 22, 2002, the Nasdaq Stock Market, Inc. ("Nasdaq") transferred the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. We applied for such transfer as a result of our non-compliance with Nasdaq's Marketplace Rule 4450(a)(5), which required us to maintain a minimum bid price of $1.00 per share for at least 10 consecutive trading days during the last ninety day period prior to July 17, 2002 in order to remain qualified for listing on the Nasdaq National Market. On October 16, 2002, Nasdaq notified us that, while we had not regained compliance by October 15, 2002 with the $1.00 minimum bid price per share requirement generally required for continued listing on the Nasdaq SmallCap Market, we did continue to meet the initial listing requirements for the Nasdaq SmallCap Market under Rule 4310(c)(2)(A). As a result, we were afforded an additional 180 calendar days, or until April 14, 2003, to comply with the minimum bid price of $1.00 per share for 10 consecutive trading days, or such greater number of trading days as Nasdaq may have determined, in order to remain listed on the Nasdaq SmallCap Market. We received various subsequent extensions to comply with the $1.00 minimum bid price requirement, the most recent of which afforded us until April 19, 2004 to gain compliance with the minimum bid price rule as set forth in Nasdaq's newly amended Marketplace Rule 4310(c) (8)(D) or, if the bid price deficiency was not remedied by that date, to take steps for implementation of a reverse stock split in order to continue our Nasdaq SmallCap Market listing. At the annual meeting of stockholders held on October 14, 2003, our stockholders authorized our Board of Directors to implement a reverse stock split for this purpose, at their discretion. On April 20, 2004, Nasdaq notified us that we had not regained compliance with the $1.00 minimum bid price per share requirement and that our shares would be delisted from the SmallCap Market on April 29, 2004. We appealed this determination to the Nasdaq's Listing Qualifications Panel and our stock will continue to trade on the SmallCap Market during the period of the appeal process. We have been notified by Nasdaq that our appeal hearing is scheduled for May 27, 2004. We also have submitted an application for the listing of our common stock on the American Stock Exchange ("Amex"). In the event that we are not successful in our Nasdaq appeal, and our shares of common stock do not become listed on the Amex, our common stock may become eligible for quotation on the Nasdaq Over-the-Counter Bulletin Board Market. There can be no assurance that we will be able to continue to remain listed on the Nasdaq SmallCap Market, or that our shares of common stock will be listed on another exchange or interdealer quotation service.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements.

FORWARD LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The statements contained in this report, which are not historical facts, may be deemed to contain forward-looking statements. These statements relate to future events or our future financial or business performance, and are identified by terminology such as "may," "might," "will," "should," "expect," "scheduled," "plan," "intend," "anticipate," "believe," "estimate," "potential," or "continue" or the negative of such terms or other

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

comparable terminology. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include, among other things, those described under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2003, which has been filed with the SEC, and (i) fluctuations in our quarterly operating results, which could adversely effect the price of our common stock; (ii) our unproven business model, which may not be successful; (iii) our ability to execute our business plan in a timely manner to generate the forecasted financial and operating results, which may not be achieved if our sales force is not able to generate sufficient sales to customers or if we are not able to install and commence service for customers in a timely manner; (iv) our failure to generate sufficient revenue, contain certain discretionary spending or achieve certain other business plan objectives, which could have a material adverse affect on our results of operations and financial position; (v) risks associated with the possible removal of our common stock from the Nasdaq SmallCap Market, which removal could adversely impact the pricing and trading of our common stock; (vi) risks associated with acquisitions, including difficulties in identifying, completing and integrating acquisitions and realizing the revenue, earnings or synergies anticipated from any acquisitions; (vii) regulatory, legislative, and judicial developments, which could adversely affect the way we operate our business; (viii ) risks associated with our reliance on certain carriers to transmit data across our network; (ix) the challenges relating to the timely installation of service for customers, including our dependence on traditional telephone companies to provide acceptable telephone lines in a timely manner; (x) our dependence on wholesale providers to provide us with local broadband facilities in areas where we have not deployed our own equipment; (xi) the need for us to achieve sustained market acceptance of our services at desired pricing levels;
(xii) high levels of competition in the Company's industry; (xiii) the difficulty of predicting the new and rapidly evolving high-speed data communications industry; (xiv) our ability to negotiate, enter into, amend and renew interconnection and co-location agreements with traditional telephone companies; (xv) our ability to recruit and retain qualified personnel, establish the necessary infrastructure to support our business, and manage the growth of our operations; and (xvi) difficulties in raising sufficient funds on suitable terms to fund operations, if required, and/or growth opportunities. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation, and disclaim any obligation, to update or revise the information contained in this report, whether as a result of new information, future events or circumstances or otherwise.

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

ITEM 4.  CONTROLS AND PROCEDURES

a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the disclosure controls and procedures (as defined in the Exchange Act, Rules 13a-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were, as of the end of the period covered by this report, effective to provide reasonable assurances that material information related to the Company required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

b) CHANGES IN INTERNAL CONTROLS

     There were no significant changes in our internal controls over financial reporting that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In the first quarter of 2004, we issued 35,650,165 shares of our common stock upon conversion of 6,000 shares of our Series X Preferred Stock (33,333,333 shares of common stock upon conversion and 2,316,832 shares of common stock issued as dividends) and we issued 2,570,774 shares of our common stock upon conversion of 1,000 shares of our Series Y Preferred Stock (2,260,910 shares of common stock upon conversion and 309,864 shares of common stock issued as dividends). Also in the first quarter of 2004, Columbia Capital exercised their remaining warrants to purchase 1,358,025 shares of the Company's common stock at an exercise price of $0.50 per share in a cashless exchange which resulted in the issuance of 413,160 shares of the Company's common stock.

     No underwriters were involved in the foregoing issuances of securities. Such issuances were made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, set forth in Sections 3(a)(9) and 4(2) thereof.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the first quarter of 2004.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.


   Exhibit No.                       Exhibit
   -----------                       -------

     11.01* Statements of computation of basic and diluted net loss per share.

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

     32.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(b) Reports on Form 8-K.

     The Company furnished a Current Report on Form 8-K on March 11, 2004 under
Item 12 of that form in respect of a press release issued by the Company on March 11, 2004 relating to the Company's financial results for the quarter and year ended December 31, 2003.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DSL.NET, INC.


                                   By: /s/   Robert J. DeSantis
                                      -----------------------------------------
                                        Robert J. DeSantis
                                        Chief Financial Officer
                                   (Duly authorized officer and principal
                                   financial officer)

Date:   May 14, 2004

                                  EXHIBIT INDEX



   Exhibit No.                       Exhibit
   -----------                       -------

     11.01* Statements of computation of basic and diluted net loss per share.

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