Form 10-Q
period 2004-06-30
DSL NET INC
filed 2004-08-13
CIK 1085866

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004
                                       OR
              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

     As of July 22, 2004, the registrant had 233,617,317 shares of Common Stock outstanding.

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

                                      INDEX



                                                                           Page
                                                                          Number
                                                                          ------

                         Part I - Financial Information


Item 1.  Consolidated Financial Statements ...................................2

            Consolidated Balance Sheets (unaudited) at June 30, 2004
               and December 31, 2003 .........................................2

            Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2004 and 2003....................3

            Consolidated Statements of Cash Flows (unaudited) for the
               six months ended June 30, 2004 and 2003........................4

            Notes to Consolidated Financial Statements........................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................23

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........40

Item 4.  Controls and Procedures.............................................40


                           Part II - Other Information


Item 2.  Change in Securities and Use of Proceeds............................40

Item 6.  Exhibits and Reports on Form 8-K....................................41

Signature ...................................................................43

Exhibit Index ...............................................................44

                         Part I - Financial Information

Item 1. Consolidated Financial Statements

                                  DSL.net, Inc.
                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                                                                      June 30,      December 31,
                                                                                                        2004            2003
                                                                                                     ----------      ----------
ASSETS
Current assets:
Cash and cash equivalents                                                                            $    6,289      $   13,779
Accounts receivable (net of allowances of $1,146 and $902
   at June 30, 2004 and December 31, 2003, respectively)                                                  7,072           8,054
Inventory                                                                                                   528             477
Deferred costs                                                                                              648             931
Prepaid expenses and other current assets                                                                 1,074             802
                                                                                                     ----------      ----------
Total current assets                                                                                     15,611          24,043

Fixed assets, net                                                                                        18,687          24,357
Goodwill, net (Note 6)                                                                                    8,482           8,482
Other intangible assets, net (Note 6)                                                                       477           1,010
Other assets                                                                                                973           1,169
                                                                                                     ----------      ----------
Total assets                                                                                         $   44,230      $   59,061
                                                                                                     ==========      ==========
 LIABILITIES, MANDATORILY REDEEMABLE, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                                     $    3,659      $    3,570
Accrued salaries                                                                                          1,455           1,046
Accrued liabilities                                                                                       3,449           7,529
Deferred revenue                                                                                          5,538           6,068
Current portion of capital leases payable                                                                    97             105
                                                                                                     ----------      ----------
Total current liabilities                                                                                14,198          18,318

Capital leases payable                                                                                     --                50
Notes payable, net of discount (Note 7)                                                                   7,585           5,374
                                                                                                     ----------      ----------
Total liabilities                                                                                        21,783          23,742
                                                                                                     ----------      ----------
Commitments and contingencies  (Note 8)

Preferred stock:  20,000,000 preferred shares authorized (Note 9)
   20,000 shares designated as Series X, mandatorily redeemable, convertible preferred stock, $.001 par value; 14,000 and 20,000 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively (liquidation preference
   $18,000 and $24,660 as of June 30, 2004 and December 31, 2003, respectively)                          13,188          16,231

   15,000 shares designated as Series Y, mandatorily redeemable, convertible preferred stock, $.001 par value; 0 and 1,000 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively (liquidation preference $0
   and $1,211 as of June 30, 2004 and December 31, 2003, respectively)                                     --               788

Stockholders' equity  (Note 3)
Common stock, $.0005 par value; 800,000,000 and 800,000,000 shares authorized as of June 30, 2004 and December 31, 2003, respectively; 144,126,622 and 105,449,054 shares
   issued and outstanding as of June 30, 2004 and December 31, 2003, respectively                            72              53
Additional paid-in capital                                                                              341,562         337,735
Accumulated deficit                                                                                    (332,375)       (319,488)
                                                                                                     ----------      ----------
Total stockholders' equity                                                                                9,259          18,300
                                                                                                     ----------      ----------
Total liabilities, redeemable preferred stock and stockholders' equity                               $   44,230      $   59,061
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

                                  DSL.net, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                                     Three Months Ended                    Six Months Ended
                                                                           June 30,                            June 30,
                                                               --------------------------------    --------------------------------
                                                                    2004              2003              2004              2003
                                                               --------------    --------------    --------------    --------------
Revenue, net                                                   $       17,686    $       18,097    $       35,507    $       34,862
                                                               --------------    --------------    --------------    --------------
Operating expenses:
Network (excluding $0, $3, $0 and $11
   of stock compensation, respectively)                                11,946            13,264            24,146            25,343
Operations (excluding $0, $3, $0 and $10
   of stock compensation, respectively)                                 2,432             2,960             5,621             5,875
General and administrative (excluding $0, $17, $0 and $69
   of stock compensation, respectively)                                 3,525             3,216             6,452             6,272
Sales and marketing (excluding $0, $137, $0 and $348
   of stock compensation, respectively)                                 1,179             1,889             3,521             4,122
Stock compensation                                                       --                 160              --                 438
Depreciation and amortization                                           3,284             4,498             6,602             9,335
                                                               --------------    --------------    --------------    --------------

Total operating expenses                                       $       22,366    $       25,987    $       46,342    $       51,385
                                                               --------------    --------------    --------------    --------------

Operating loss                                                 $       (4,680)   $       (7,890)   $      (10,835)   $      (16,523)

Interest expense, net                                                  (1,177)             (847)           (2,159)           (1,411)
Other income (expense), net                                                33                37               107                (9)
                                                               --------------    --------------    --------------    --------------

Net loss                                                       $       (5,824)   $       (8,700)   $      (12,887)   $      (17,943)
                                                               ==============    ==============    ==============    ==============

Net loss applicable to common stockholders:
   Net loss                                                            (5,824)           (8,700)          (12,887)          (17,943)
   Dividends on preferred stock                                          (420)           (1,050)             (910)           (2,100)
   Accretion of preferred stock                                          (588)           (3,011)           (4,040)           (6,021)
                                                               --------------    --------------    --------------    --------------
      Net loss applicable to common stockholders               $       (6,832)   $      (12,761)   $      (17,837)   $      (26,064)
                                                               ==============    ==============    ==============    ==============
Net loss per share, basic and diluted                          $        (0.05)   $        (0.20)   $        (0.13)   $        (0.40)
                                                               ==============    ==============    ==============    ==============
Shares used in computing net loss per share, basic and diluted    144,123,600        65,030,504       140,291,576        64,981,319
                                                               ==============    ==============    ==============    ==============

                       The accompanying notes are an integral part of these consolidated financial statements.

                                  DSL.net, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                                    Six Months Ended
                                                                         June 30,
                                                                 ------------------------
                                                                    2004          2003
                                                                 ----------    ----------
Cash flows from operating activities:
Net loss                                                         $  (12,887)   $  (17,943)

Reconciliation of net loss to net cash provided by (used in)
   operating activities:
      Depreciation and amortization                                   6,602         9,335
      Bad debt expense                                                  760         1,335
      Sales credits and allowances                                      292           241
      Amortization of deferred debt issuance costs and debt
         discount                                                     2,023           816
      Stock compensation expense                                       --             438
      Loss on sale/write-off of fixed assets                             58           117
      Net changes in assets and liabilities, net of acquired assets:
         (Increase) in accounts receivable                              (70)       (5,009)
         (Increase) in prepaid and other current assets                 (40)         (369)
         Decrease in other assets                                       196           293
         Increase (decrease) in accounts payable                         90        (1,211)
         Increase in accrued salaries                                   409           235
         (Decrease) / increase in accrued liabilities                (3,890)        6,568
         (Decrease) / increase in deferred revenue                     (531)        1,170
                                                                 ----------    ----------
Net cash used in operating activities                                (6,988)       (3,984)
                                                                 ----------    ----------
Cash flows from investing activities:
      Purchases of property and equipment                              (458)       (1,231)
      Proceeds from sales of property and equipment                    --            --
      Acquisitions of businesses and customer lines                    --          (7,917)
      (Increase) in restricted cash                                    --             (21)
                                                                 ----------    ----------
Net cash used in investing activities                                  (458)       (9,169)
                                                                 ----------    ----------
Cash flows from financing activities:
      Proceeds from credit facility                                    --           6,100
      Proceeds from common stock issuance                                14           114
      Principal payments under notes and capital lease
         obligations                                                    (58)         (797)
                                                                 ----------    ----------
Net cash (used) / provided by financing activities                      (44)        5,417
                                                                 ----------    ----------
Net increase / (decrease) in cash and cash equivalents               (7,490)       (7,736)
Cash and cash equivalents at beginning of period                     13,779        11,318
                                                                 ----------    ----------
Cash and cash equivalents at end of period                       $    6,289    $    3,582
                                                                 ==========    ==========
Supplemental disclosure:
Cash paid: interest                                              $        7    $      497
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

                                  DSL.net, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.   Summary of Significant Accounting Policies

A.   Basis of Presentation

     The consolidated financial statements ("financial statements") of DSL.net, Inc. ("DSL.net" or the "Company") at June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 are unaudited, but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) that DSL.net considers necessary for a fair presentation of its financial position and operating results. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of results that may be expected for any future periods.

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

     The Company evaluates its estimates on an on-going basis. The most significant estimates relate to revenue recognition, goodwill and other long-lived assets, the allowance for doubtful accounts, taxes, contingencies and litigation. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

     The Company believes the following critical accounting policies affect the Company's more significant judgments and estimates used in the preparation of its consolidated financial statements:

                                  DSL.net, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

REVENUE RECOGNITION

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, "REVENUE RECOGNITION." SAB No. 104's primary purpose is to rescind guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force ("EITF") Issue No. 00-21, "REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES." SAB No. 104's wording has not changed SAB No. 101's four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees.

     Revenue is recognized pursuant to the terms of each contract on a monthly service fee basis, which varies based on the speed of the customer's broadband connection and the services ordered by the customer. The monthly fee includes phone line charges, Internet access charges, the cost of any leased equipment installed at the customer's site and other services, as applicable. Revenue that is billed in advance of the services provided is deferred until the services are provided by the Company. Revenue related to installation charges is also deferred and amortized to revenue over 18 months, which is the average customer life of the existing customer base. Related direct costs incurred (up to the amount of deferred revenue) are also deferred and amortized to expense over 18 months. Any excess direct costs over installation charges are charged to expense as incurred. In certain instances, the Company negotiates credits and allowances for service related matters. The Company establishes a reserve against revenue for such credits based on historical experience. From time to time the Company offers sales incentives to its customers in the form of rebates toward select installation services and customer premise equipment. The Company records a liability based on historical experience for such estimated rebate costs, with a corresponding reduction to revenue and deferred revenue, as applicable.

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

     The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." This statement required that the amortization of goodwill be discontinued and instead an impairment approach be applied. If impairment exists, under SFAS No. 142, the resulting charge is determined by the recalculation of goodwill through a

                                  DSL.net, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. The Company has not recorded any goodwill impairment adjustments resulting from its impairment reviews.

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

     With its acquisition of certain of the assets of Network Access Solutions Corporation ("NAS") on January 10, 2003, the Company acquired a number of end users, some of whom it serves indirectly through various ISPs. The Company sells its services to such ISPs who then resell such services to the end user. The Company has some increased exposure and concentration of credit risk pertaining to such ISPs. However, no individual customer accounted for more than 5% of revenue or 10% of accounts receivable for the first six months of 2004 or 2003.

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

     The Company has not generated any taxable income to date and, therefore, has not paid any federal income taxes or state taxes based on income since inception. The Company's state and federal net operating loss carryforwards begin to expire in 2004 and 2019, respectively. Use of the Company's net operating loss carryforwards may be subject to significant annual limitations resulting from a change in control due to securities issuances including without limitation the Company's sales of its mandatorily redeemable convertible Series X preferred stock (the "Series X Preferred Stock") and its mandatorily redeemable convertible Series Y preferred stock (the "Series Y Preferred Stock") in 2001 and 2002 (Note 9) and from the sale of $30,000 in notes and warrants in 2003 (Note 7). The Company is currently assessing the potential impact on the Company's net operating loss carryforwards resulting from these transactions. The Company has provided a valuation allowance for the full amount of the net deferred tax asset since it has not determined that these future benefits will more likely than not be realized.

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

     The following options and warrants and convertible preferred stock were excluded from the calculation of earnings per share since their inclusion would be anti-dilutive for all periods presented:

                                  DSL.net, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  Shares of Common Stock
                                           -----------------------------------
                                                         June 30,
                                           -----------------------------------
                                                2004                2003
                                           ---------------     ---------------
               Options to purchase
               common stock                   47,280,413          23,275,784
               Warrants to purchase
               common stock                  171,747,621          13,033,314
               Preferred Series X stock
               convertible to common
               stock                          77,777,778         111,111,111
               Preferred Series Y stock
               convertible to common
               stock                                --            30,000,000
                                           ---------------     ---------------
               Total.....................    296,805,812         177,420,209
                                           ---------------     ---------------

     As of December 31, 2003, the Company had 105,449,054 shares of common stock issued and outstanding. As of June 30, 2004, the Company had 144,126,621 shares of common stock issued and outstanding. The increase of 38,677,567 shares resulted from 38,220,939 shares of common stock issued in connection with preferred stock conversions, 413,160 shares of common stock issued for stock warrant exercises and 43,468 shares of common stock issued for employee stock option exercises and employee stock purchases under the Company's applicable plans. The weighted average number of shares of common stock outstanding used in computing earnings per share for the three months ended June 30, 2004 and 2003 was 144,123,600 and 65,030,504, respectively. The weighted average number of shares of common stock outstanding used in computing earnings per share for the six months ended June 30, 2004 and 2003 was 140,291,576 and 64,981,319, respectively.

C.   Incentive Stock Award Plans

      As of June 30, 2004, the Company had five stock-based employee compensation plans, four of which are described more fully in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and the fifth of which, the Kirby Pickle Stock Plan (as defined below), is more fully described below.

     In April 2004, the Company entered into an employment agreement and related stock option agreement with Kirby G. Pickle, the Company's new Chief Executive Officer, as authorized by the Company's Board of Directors. Under the stock option agreement for Mr. Pickle (the "Kirby Pickle Stock Plan"), an option to purchase a total of 10,000,000 shares of the Company's common stock was granted to Mr. Pickle as an inducement to his employment with the Company. Options granted under the Kirby Pickle Stock Plan vest approximately 16% on the date six months following the grant date, and thereafter vest ratably over the next thirty months. Once vested, the options are exercisable at an exercise price per share equal to the closing price of the Company's common stock, par value $.0005 per share, on the last trading day prior to Mr. Pickle's initial date of hire with the Company, as listed on the Nasdaq SmallCap Market, for ten years from the date of the grant.

                                  DSL.net, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The Company accounts for stock-based compensation under the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Accordingly, compensation expense is not recognized when options are granted at the fair market value on the date of grant.

     The Company has elected to continue following APB Opinion No. 25 to account for its stock-based compensation plans. The following table presents the effect on the Company's net loss and net loss per share as if the Company had applied the fair value method of accounting for stock-based compensation in accordance with SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION":

                                  DSL.net, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   Three Months Ended           Six Months Ended
                                                        June 30,                    June 30,
                                                 ----------------------      ----------------------
                                                   2004          2003          2004          2003
                                                 --------      --------      --------      --------
Net loss, as reported                            ($ 5,824)     ($ 8,700)     ($12,887)     ($17,943)
Add stock compensation expense
  included in net loss                               --             160          --             438
Deduct: total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                       (1,655)       (1,296)       (2,465)       (2,809)
                                                 --------      --------      --------      --------
Pro forma under SFAS No. 123                     ($ 7,479)     ($ 9,836)     ($15,352)     ($20,314)

Net loss applicable to common stockholders:
   As reported                                   ($ 6,831)     ($12,761)     ($17,837)     ($26,064)
   Pro forma under SFAS No. 123                  ($ 8,486)     ($13,897)     ($20,302)     ($28,435)
Basic and diluted net loss per common share:
   As reported                                   ($  0.05)     ($  0.20)     ($  0.13)     ($  0.40)
   Pro forma under SFAS No. 123                  ($  0.06)     ($  0.21)     ($  0.14)     ($  0.44)

     The estimated fair value at date of grant for options granted during the three and six months ended June 30, 2004 ranged from $0.33 to $0.71 per share, and for the three and six months ended June 30, 2003 ranged from $0.49 to $0.53 per share. The minimum value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                           Three Months Ended                       Six Months Ended
                                                  June 30,                              June 30,
                                     ----------------------------------     ----------------------------------

                                          2004               2003                2004               2003
                                          ----               ----                ----               ----

      Risk free interest rate          2.71-3.67 %           2.15%            1.96-3.67%         2.15-2.70%
      Expected dividend yield             None               None                None               None
      Expected life of option           3-4 Years           4 Years            3-4 Years          4 Years
      Expected volatility               134-144%             152%              134-145%             152%

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

                                  DSL.net, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

D.   Recently Issued Accounting Pronouncements

     For further information regarding Recently Issued Accounting
Pronouncements, refer to the Company's consolidated financial statements and footnotes thereto included in its annual report on Form 10-K for the year ended December 31, 2003.

2.   Liquidity

     As reflected in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, the Company incurred operating losses of approximately $29,631 and negative operating cash flows of approximately $13,715 during the year ended December 31, 2003. During the six months ended June 30, 2004, the Company incurred operating losses of approximately $10,835 and negative operating cash flows of approximately $6,988. These operating losses and negative operating cash flows have been financed primarily by proceeds from equity and note issuances. The Company had accumulated deficits of approximately $332,375 at June 30, 2004 and approximately $319,488 at December 31, 2003.

     The Company expects its operating losses, net operating cash outflows and capital expenditures to continue throughout 2004. Based on the Company's current business plan and projections, the Company believes that its existing cash and cash expected to be generated from operations will be sufficient to fund its operating losses, capital expenditures, lease payments, and working capital requirements into the fourth quarter of 2004. Failure to generate sufficient revenues, contain certain discretionary spending or achieve certain other business plan objectives could have a material adverse affect on the Company's results of operations, cash flows and financial position, including its ability to continue as a going concern.

     The Company intends to use its cash resources to finance its capital expenditures and for working capital and other general corporate purposes. The Company may also use a portion of its cash resources to acquire complementary businesses, subscriber lines or other assets and expects to need additional funding to pursue this strategic objective. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including market acceptance of the Company's services, revenue growth, planned capital expenditures, cash generated from operations, improvements in operating productivity, the extent and timing of entry into new markets, the availability of and prices paid for acquisitions, and the availability and terms of any additional funding.

     There can be no assurance that the Company will be able to achieve its business plan objectives or that it will achieve or maintain cash flow positive operating results. If the Company is unable to generate adequate funds from its operations or raise additional capital, the Company may not be able to continue to operate its network, respond to competitive pressures or fund its operations. As a result, the Company may be required to significantly reduce, reorganize, discontinue or shut down its operations. These financial statements do not include any adjustments that might result from this uncertainty.

3.   Stockholders' Equity

     During the first quarter of 2004, the Company issued 33,333,333 and 2,316,832 shares of its common stock, respectively, upon the conversion of 6,000 shares of Series X Preferred Stock and as payment for approximately $1,560 of accrued dividends on such converted shares of Series X

                                  DSL.net, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Preferred Stock (Note 9). Also during the first quarter of 2004, the Company issued 2,260,910 and 309,864 shares of its common stock, respectively, upon the conversion of 1,000 shares of Series Y Preferred Stock and as payment for approximately $221 of accrued dividends on such converted shares of Series Y Preferred Stock (Note 9). In addition, during the first quarter of 2004, the Company issued 413,160 shares of its common stock, upon the exercise of 1,358,025 of stock warrants granted in connection with certain loan guarantees. The Company also issued 6,665 and 37,132 shares of common stock, respectively, upon exercises of stock options during the three and six months ended June 30, 2004. In addition, the Company issued 0 and 6,336 shares of its common stock during the three and six months ended June 30, 2004, respectively, to employees participating in the Company's 1999 Employee Stock Purchase Plan.

4.   Restructuring

     In March, 2004, the Company reduced its workforce by 62 employees at its locations in New Haven, Connecticut; Herndon, Virginia; Minneapolis, Minnesota and Wilmington, North Carolina. As a result, the Company incurred approximately $160 in restructuring charges pertaining to severance and benefits payments.

     During the second quarter of 2004, the Company charged approximately $136 against its restructuring reserves which related to facilities expense associated with the Company's vacated office space in Santa Cruz, California. The Company's restructuring reserve balance as of June 30, 2004, of approximately $248, represents estimated costs associated with such vacated facility and was included in the Company's accrued liabilities.

     The following table summarizes the additions and charges to the restructuring reserve from December 31, 2003 through June 30, 2004, and the remaining reserve balances at June 30, 2004:

                                           Restructuring Reserve
                                           ---------------------
                                      Facility
                                        Lease    Severance    Total
                                      ---------  ---------  ---------
        Balance December 31, 2003     $     540  $    --    $     540
        Additions to reserve          $    --    $     160  $     160
        Charges to reserve            $    (292) $    (160) $    (452)
                                      ---------  ---------  ---------
        Balance June 30, 2004         $     248  $    --    $     248
                                      =========  =========  =========

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

     With the acquisition of the NAS Assets on January 10, 2003, the Company acquired a number of end users, some of whom it serves indirectly through various ISPs. The Company sells its services to such ISPs who then resell such services to the end user. Accordingly, the Company has some increased exposure and concentration of credit risk pertaining to such ISPs, however, no individual customer accounted for more than 5% of revenue for the three and six months ended June 30, 2004 and 2003.

     On April 8, 2003, the Company entered into an asset purchase agreement with TalkingNets, Inc. and TalkingNets Holdings, LLC (collectively, "TalkingNets") pursuant to which the Company agreed to acquire certain assets and subscribers of TalkingNets (the "TalkingNets Assets") for $726 in cash (the "TalkingNets Asset Purchase Agreement"). As TalkingNets had filed a voluntary petition for Chapter 11 reorganization in February 2003, the TalkingNets Asset Purchase Agreement was subject to the approval of the U.S. Bankruptcy Court for the Eastern District of Virginia. On April 9, 2003, the TalkingNets Asset Purchase Agreement and the transactions contemplated thereby were approved by the Bankruptcy Court. On April 11, 2003, the Company paid the full purchase price of $726 into escrow.

     TalkingNets provided voice and high-speed data services to businesses utilizing soft switched-based voice over Internet protocol ("VoIP") technology. The TalkingNets acquisition gave the Company the capability to offer business customers in the business-intensive Mid-Atlantic and Northeast regions a carrier-class integrated voice and data service which utilizes VoIP.

     On September 8, 2003, in accordance with the TalkingNets Asset Purchase Agreement, the Company completed its acquisition of the TalkingNets Assets. During the transition period, the Company included the net effect of cash collections from the proposed acquired customers less certain related operating costs of TalkingNets' operations in its statements of operations. This net effect for the three and six months ended June 30, 2003, was approximately $235 in expense.

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

     The following table sets forth the unaudited pro forma consolidated financial information of the Company, giving effect to the acquisition of NAS customers, as if the transaction had occurred at the beginning of the periods presented. Inclusion of the TalkingNets Assets would not materially change the reported unaudited pro forma results. The pro forma table is not applicable for the six months ended June 30, 2004, as the results of our acquisitions have been fully integrated into our operating results for the six months ended June 30, 2004.

                                                                    PRO FORMA
                                                                SIX MONTHS ENDED
                                                                  JUNE 30, 2003
                                                                  -------------

        Pro forma revenue                                           $ 35,620

        Pro forma operating loss                                    $(16,496)

        Pro forma net loss                                          $(17,962)

        Pro forma net loss applicable to common stockholders        $(26,083)

        Pro forma net loss per share, basic and diluted             $  (0.40)

        Shares used in computing pro forma net loss
          per share,  basic and diluted                            64,981,319

     The pro forma results are not necessarily indicative of the actual results of operations that would have been obtained had the acquisitions taken place at the beginning of the respective periods or the results that may occur in the future.

6.   Goodwill and Other Intangible Assets

     In accordance with SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," which became effective January 1, 2002, the Company has ceased to amortize approximately $8,482 of goodwill. In lieu of amortization, the Company completed its annual impairment review in December of 2003 and concluded that goodwill was not impaired. The Company will continue to perform annual impairment reviews, unless a change in circumstances requires a review in the interim.

     The Company's identified intangible assets consist of customer lists, which are amortized over two years. Amortization expense of intangible assets for the three and six months ended June 30, 2004 was approximately $267 and $534, respectively. For the three and six months ended June 30, 2003, amortization expense was approximately $870 and $2,050, respectively. Accumulated amortization of customer lists as of June 30, 2004 and 2003 was $15,030 and $13,791, respectively.

                                  DSL.net, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The expected future amortization of customer lists as of June 30, 2004 is $421 for the remainder of 2004 and $56 in 2005.

7. Debt

     On January 10, 2003, the Company issued a $5,000 note to NAS in conjunction with its acquisition of the NAS Assets (Note 5). The Company negotiated settlement of the note for $1,500, which was approved by the bankruptcy court presiding over the sale of the NAS Assets on August 25, 2003 and resulted in a gain of $3,500 included in other income during the third quarter of 2003.

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

     Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, the Company issued warrants to purchase an aggregate of 12,013,893 shares of its common stock to VantagePoint and Columbia Capital, in consideration for their guarantees aggregating $6,100. All such warrants have a ten year life and an exercise price of $0.50 per share. On March 26, 2003, the Company issued additional warrants, exercisable for ten years, to purchase a total of 936,107 shares of its common stock at $0.50 per share to VantagePoint and Columbia Capital, bringing the total number of warrants issued in connection with the Reimbursement Agreement to 12,950,000. On February 3, 2003, the Company borrowed on the Credit Agreement and the Guarantors' guarantees of the subject loan became effective.

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

     On March 3, 2003, the Company and certain of the Guarantors entered into Amendment No. 1 to the Reimbursement Agreement, pursuant to which VantagePoint increased its guarantee by $3,000 bringing the aggregate guarantees by all Guarantors under the Reimbursement Agreement, as amended, to $9,100. As consideration for VantagePoint's increased guarantee, if the Company closed an equity financing on or before December 3, 2003, it was authorized to issue VantagePoint additional warrants to purchase the type of equity securities issued by the Company in such equity financing. The number of such additional warrants would be determined by dividing the per share price of such equity securities into a thousand dollars. Accordingly, since the Company closed a financing on July 18, 2003, the Company issued to VantagePoint, in December 2003, additional warrants with a three year life, to purchase 2,260,909 shares of its common stock at a per share price of $0.4423.

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

     Subject to the terms and conditions of the Note and Warrant Purchase Agreement, the Company issued an aggregate of $30,000 in principal amount of Notes to the Investors on July 18, 2003. Principal on the Notes is payable in a single payment on July 18, 2006. The Notes provide for an annual interest rate of 1.23%, payable in cash quarterly in arrears commencing on October 31, 2003, unless the Company elects to defer payment of such interest and pay it together with the principal amount of the Notes at maturity on July 18, 2006. Pursuant to the terms of the Security Agreement, the Company's obligations under the Notes are secured by a security interest in a majority of the personal property and assets of the Company and certain of its subsidiaries. Interest expense accrued on the Notes for the six months ended June 30, 2004 approximated $188. Total accrued interest on the Notes since inception is included in notes payable and approximated $359 at June 30, 2004. The Company elected to defer all interest payments until further notice.

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

     On July 18, 2003, the Company recorded the Note and Warrant transactions in accordance with APB Opinion No. 14, "ACCOUNTING FOR CONVERTIBLE DEBT AND DEBT ISSUED WITH STOCK PURCHASE

                                  DSL.net, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

WARRANTS," whereby a fair value was ascribed to the 157,894,737 Warrants to be issued to the Investors (related to the Note and Warrant Purchase Agreement) together with the 2,260,909 warrants to be issued to VantagePoint (related to VantagePoint's increased guarantee under Amendment No. 1 to the Reimbursement Agreement) using a Black-Scholes valuation model with the following assumptions:
(i) a risk free interest rate of 2.24% (three-year Treasury rate), (ii) a zero dividend yield, (iii) a three-year life, (iv) an expected volatility of 152%,
(v) a warrant option price of $0.38 per share for the 157,894,737 Warrants and $0.4423 per share for the 2,260,909 warrants and (vi) a current market price of $0.83 (the closing price of the Company's common stock on July 18, 2003) per share. A fair value was ascribed to the Notes using a present value method with a 19% discount rate. The relative fair value of the warrants representing 87% of the combined fair value of the warrants and Notes was applied to the $30,000 proceeds to determine a note discount of approximately $26,063 which was recorded as a reduction to the Notes payable and an increase to additional paid in capital. The note discount is being amortized to interest expense using the "Effective Interest Method" of amortization over the 36 month term of the Notes. For the year ended December 31, 2003, approximately $1,266 of this note discount had been amortized to interest expense. For the six months ended June 30, 2004, approximately $2,023 of this note discount had been amortized to interest expense.

     The proceeds from the sale of the Notes and Warrants will be (and portions already have been) used by the Company for general corporate purposes, including acquisitions, the roll out of the Company's integrated voice and data service product offering, the expansion of the Company's sales and marketing activities and repayment of certain debt and lease obligations. As of December 31, 2003, the Company had paid approximately $10,200 for the complete repayment of approximately $14,600 of its debt and lease obligations.

     On July 18, 2003, in connection with the Note and Warrant Purchase Agreement, the Company, the Investors and certain of the stockholders of the Company entered into an Amended and Restated Stockholders Agreement, which provides for rights relating to the election of directors, the registration of the Company's common stock and certain protective provisions.

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

8.   Commitments and Contingencies

COMMITMENTS

     Effective May 1, 2003, the Company entered into a 35 month lease for office space in Herndon, Virginia. Under the Company's facility operating leases, minimum office facility operating lease payments are approximately $1,987 in 2004, $520 in 2005, $233 in 2006, $169 in 2007 and $28 in 2008. The Company also has long-term purchase commitments with MCI and other vendors for data transport and other services with minimum payments due even if its usage does not reach the

                                  DSL.net, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

minimum amounts. Minimum payments under its long-term purchase commitments are approximately $1,650 in 2004.

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

     During the third and fourth quarters of 2003, the Series Y Investors converted 14,000 shares of Series Y Preferred Stock into 35,140,012 shares of the Company's common stock (including shares issued to pay accrued dividends).

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

     The Series X Preferred Stock and Series Y Preferred Stock activity during the six months ended June 30, 2004 is summarized as follows:

                                                                                  MANDATORILY
                                                                     REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                                               --------------------------------------------------
                                                                        SERIES X                     SERIES Y
                                                               ----------------------      ----------------------
                                                                SHARES        AMOUNT        SHARES        AMOUNT
                                                               --------      --------      --------      --------
Balance December 31, 2003                                        20,000      $ 16,231         1,000      $    788


Conversion of Series Y Preferred Stock to common stock           (6,000)       (6,000)       (1,000)       (1,000)


Payment of dividends on converted Series Y Preferred Stock                     (1,560)                       (221)


Accrued dividends on Series X and Y Preferred Stock                               900                          10

Accretion of beneficial conversion feature of Series X
  and Y Preferred Stock                                                         3,617                         423
                                                               --------      --------      --------      --------
Balance June 30, 2004                                            14,000      $ 13,188          --        $   --
                                                               ========      ========      ========      ========

     The Series X Preferred Stock and Series Y Preferred Stock activity during the six months ended June 30, 2003 is summarized as follows:

                                                                                  MANDATORILY
                                                                     REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                                               --------------------------------------------------
                                                                        SERIES X                     SERIES Y
                                                               ----------------------      ----------------------
                                                                SHARES        AMOUNT        SHARES        AMOUNT
                                                               --------      --------      --------      --------
Balance December 31, 2002                                        20,000      $  8,741        15,000      $  5,381


Accrued dividends on Series X and Y Preferred Stock                             1,200                         900


Accretion of beneficial conversion feature of Series X
  and Y Preferred Stock                                                         3,346                       2,675

                                                               --------      --------      --------      --------
Balance June 30, 2003                                            20,000      $ 13,287        15,000      $  8,956
                                                               ========      ========      ========      ========

                                  DSL.net, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10.  Related Party Transactions

     As of June 30, 2004, and as more fully described in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, VantagePoint had options and warrants issued to acquire approximately 54,176,568 shares of the Company's common stock. In addition, VantagePoint owned approximately 4,027,820 shares of the Company's common stock and 14,000 shares of the Company's Series X Preferred Stock which are convertible into approximately 77,777,778 shares of common stock (Note 9). As a result, VanatagePoint beneficially owned the equivalent of approximately 135,982,166 shares of the Company's common stock. Currently, two affiliates and one former affiliate of VantagePoint are members of the Company's Board of Directors.

     As of June 30, 2004, as a result of the $30,000 financing transaction, and as more fully described in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, Deutsche Bank had warrants issued to acquire approximately 118,421,053 shares of the Company's common stock. Currently, one affiliate and one former affiliate of Deutsche Bank, whose employer provides investment advisory services to Deutsche Bank, are members of the Company's Board of Directors. Currently, the employer of one of the Company's directors (namely, the former affiliate of VantagePoint referred to in the immediately preceding paragraph) provides investment advisory services to Deutsche Bank.

     During the third and fourth quarters of 2003, as more fully described in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, the Series Y Investors (including Columbia Capital) converted 14,000 shares of Series Y Preferred Stock into 35,140,012 shares of the Company's common stock (including shares issued to pay accrued dividends). As of December 31, 2003, funds affiliated with one remaining Series Y Investor (Charles River Partnership, L.P.) owned 1,000 shares of Series Y Preferred Stock which were converted into 2,570,774 shares of the Company's common stock (including shares issued to pay accrued dividends) in February, 2004 (Note 9). In addition, in February 2004, Columbia Capital exercised their remaining warrants to purchase 1,358,025 shares of the Company's common stock at an exercise price of $0.50 per share in a cashless exchange which resulted in the issuance of 413,160 shares of the Company's common stock (Note 7). An affiliate of Columbia Capital was a member of the Company's Board of Directors until August 5, 2003.

11.  Subsequent Events

     On July 22, 2004, the Company entered into a Recapitalization Agreement with VantagePoint, the holder of all of the remaining issued and outstanding shares of Series X Preferred Stock (the "Recapitalization Agreement"). In accordance with the Recapitalization Agreement, the remaining 14,000 shares of Series X Preferred Stock were converted into 77,777,775 shares of the Company's common stock at a conversion price of $0.18 per share and, in accordance with the terms of the Series X Preferred Stock, the Company elected to pay accrued dividends approximating $4,040 by issuing 11,710,142 shares of its common stock, based on the average fair market value for the ten days ending three days preceding the conversion of $0.345 per share. After the conversion, the Company had 233,617,317 shares of common stock outstanding. Also, in accordance with the Recapitalization Agreement, the Company issued to VantagePoint 14,000 shares of a new Series Z Preferred Stock, par value of $0.001 per share (the "Series Z Preferred Stock"), with a liquidation preference of $1,120 per share. The Series Z Preferred Stock does not contain any conversion or mandatory redemption provisions nor does it have any special dividend or special voting rights. The Series Z Preferred Stock's liquidation preference will be eliminated, and the shares of Series Z

                                  DSL.net, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Preferred Stock cancelled, on July 18, 2008. In addition, upon the occurrence of certain events before July 18, 2008, the liquidation preference will be reduced or eliminated. With respect to the relationships between the Company and VantagePoint and its affiliates, see Note 10.

     On August 4, 2004, the listing and trading of the Company's common stock moved from the NASDAQ SmallCap Market to the American Stock Exchange. Accordingly, on such date, the Company's common stock trading symbol changed from "DSLNC" to "BIZ."

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

     o In September 2003, we acquired substantially all of the assets and subscribers of TalkingNets (as defined below), a voice and data communications provider that offered soft switched-based VoIP and high-speed data services to businesses. This acquisition gave us the capability to offer business customers in the business-intensive Mid-Atlantic and Northeast regions a carrier-class integrated voice and data service which utilizes VoIP. In

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

          December 2003, we introduced in the Washington, D.C. metropolitan region, an expanded range of VoIP products that offered integrated voice and data services utilizing DSL-based services in addition to our T-1 based services. In February 2004, we introduced our full suite of VoIP and data bundles in the New York City metropolitan area.

     We continuously identify and evaluate acquisition candidates, and in many cases engage in discussions and negotiations regarding potential acquisitions. Acquisition candidates include both subscriber lines and whole businesses. Our discussions and negotiations may not result in an acquisition. Further, if we make any acquisitions, we may not be able to operate any acquired businesses profitably or otherwise successfully implement our expansion strategy. We intend to continue to seek additional opportunities for further acquisitions, which we believe represents a distinct opportunity to accelerate our growth. We may need to obtain additional funding to finance additional acquisitions, and, accordingly, we continue to engage and pursue discussions with potential investors.

     We also believe there are significant revenue growth opportunities for our newly introduced VoIP suite of integrated voice and data services. We may also seek additional funding to expand our voice network in order to accelerate this growth opportunity.

OUR CASH FINANCINGS AND CONSTRAINTS

     We have not been able to finance our operations from cash provided by operations. Net cash used in our operating activities was approximately $6,988 during the first six months of 2004 and $13,715 for the full year 2003. We have made noticeable reductions in cash used for operating activities over the last three calendar years primarily due to increased revenues and related margins, resulting primarily from acquisitions, combined with reduced operational expenses (network, operations, selling, general and administrative expenses), primarily resulting from our restructuring and cost containment efforts (discussed below).

     We also have incurred operating losses and net losses for each month since our formation in 1998. For the first six months of 2004 and 2003, we had operating losses of approximately $10,835 and $16,523, respectively. As of June 30, 2004 and December 31, 2003, we had accumulated deficits of approximately $332,375 and $319,488, respectively.

     In addition, our growth strategies have required significant capital and cash investments. Our operating cash shortfalls and investments have been financed principally with the proceeds from the sale of stock and from borrowings, including equipment lease financings. Our most significant recent financing occurred in July 2003, when we executed a note and warrant purchase agreement for the sale of $30,000 in senior secured promissory notes and issuance of warrants to purchase 157,894,737 shares of our common stock at an exercise price of $0.38 per share for an aggregate purchase price for the notes and warrants of $30,000. We used approximately $10,200 of the proceeds from this financing to prepay (at a discount) approximately $14,600 in pre-existing debt and lease obligations.

     We expect our operating losses, net operating cash outflows and capital expenditures to continue throughout 2004. Our business plan includes modest revenue growth for 2004 generated from internal direct marketing sales efforts and includes additional operational cost savings to be obtained from streamlining our network and further reducing discretionary and controllable costs. During the last quarter of 2003 and the first six months of 2004, we began implementing some of these cost reduction measures, including a reduction-in-force of 62 employees on March 25, 2004. Based on our current business plan and projections, we believe that our existing cash and cash expected to be generated from operations will be sufficient to fund our operating losses, capital expenditures, lease payments, and working capital requirements into the fourth quarter of 2004. Failure to generate

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

sufficient revenues, contain certain discretionary spending or achieve certain other business plan objectives could have a material adverse affect on our results of operations, cash flows and financial position, including our ability to continue as a going concern.

     We intend to use our cash resources to finance our capital expenditures and for our working capital and other general corporate purposes. We may also need additional funding to pursue our strategic objective of accelerating our growth through acquisition of complementary businesses, subscriber lines and other assets. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including market acceptance of our services, revenue growth, planned capital expenditures, cash generated from operations, improvements in operating productivity, the extent and timing of entry into new markets, the availability of and prices paid for acquisitions, and the availability and terms of any additional funding.

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

     o successful implementation and management of financial, information management and

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

          operations support systems to efficiently and cost-effectively manage our operational growth;

     o favorable outcome of federal and state regulatory proceedings and related judicial proceedings, including proceedings relating to the 1996 Telecommunications Act and the Federal Communications Commissions' Triennial Review Order; and

     o our ability to raise sufficient additional debt, equity or other capital on acceptable terms, if at all.

     There can be no assurance that we will be able to achieve our business plan objectives or that we will achieve or maintain cash flow positive operating results. If we are unable to generate adequate funds from our operations or raise additional capital, we may not be able to continue to operate our network, respond to competitive pressures or fund our operations. As a result, we may be required to significantly reduce, reorganize, discontinue or shut down our operations. Our financial statements do not include any adjustments that might result from this uncertainty.

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

     We evaluate our estimates on an on-going basis. The most significant estimates relate to revenue recognition, goodwill and other long-lived assets, the allowance for doubtful accounts, taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

     The following is a brief discussion of the critical accounting policies and methods and the judgments and estimates used by us in their application:

REVENUE RECOGNITION

     We recognize revenue in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, "REVENUE RECOGNITION." SAB No. 104's primary purpose is to rescind guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force ("EITF") Issue No. 00-21, "REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES." SAB No. 104's wording has not changed SAB No. 101's four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Revenue is recognized pursuant to the terms of each contract on a monthly service fee basis, which varies based on the speed of the customer's Internet connection and the services ordered by the customer. The monthly fee includes phone line charges, Internet access charges, the cost of the equipment installed at the customer's site and the other services we provide, as applicable. Revenue that is billed in advance of the services provided is deferred until the services are rendered. Revenue related to installation charges is also deferred and amortized to revenue over 18 months. Related direct costs incurred (up to the amount of deferred revenue) are also deferred and amortized to expense over 18 months. Any excess direct costs over installation charges are charged to expense as incurred. In certain instances, we negotiate credits and allowances for service related matters. We establish a reserve against revenue for such credits based on historical experience. From time to time we offer sales incentives to our customers in the form of rebates toward select installation services and customer premise equipment. We record a liability based on historical experience for such estimated rebate costs, with a corresponding reduction to revenue and deferred revenue, as applicable.

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

     Effective January 1, 2002, we adopted SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." This statement requires that the amortization of goodwill be discontinued and instead an impairment approach be applied. The impairment tests were performed during December 2003, and will be performed annually hereafter (or more often if adverse events occur) and are based upon a fair value approach rather than an evaluation of the undiscounted cash flows. If impairment exists, under SFAS No. 142, the resulting charge is determined by the recalculation of goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. We did not record any goodwill impairment adjustments resulting from our impairment reviews during 2003.

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

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

     With the acquisition of the NAS Assets on January 10, 2003, we acquired a number of end users, some of whom we service indirectly through various ISPs. We sell our services to such ISP's who then resell such services to the end user. We have some increased exposure and concentration of credit risk pertaining to such ISPs. However, no individual customer accounted for more than 5% of revenue or 10% of accounts receivable throughout 2003 or during the first six months of 2004.

INVENTORY

     Inventories consist of modems and routers (customer premise equipment or "CPE") which we either sell or lease to customers and are required to establish a high speed DSL or T-1 digital connection. Inventories are stated at the lower of cost or market. Cost of inventory is determined on the "first-in, first-out" ("FIFO") or average cost methods. We establish inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments and other factors.

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

     We have not generated any taxable income to date and, therefore, have not paid any federal income taxes since inception. Our state and federal net operating loss carryforwards begin to expire in 2004 and 2019, respectively. Use of our net operating loss carryforwards may be subject to significant annual limitations resulting from a change in control due to securities issuances including without limitation our sales of Series X Preferred Stock and Series Y Preferred Stock in 2001 and 2002 and from the sale of $30,000 in notes and warrants in 2003. We are currently assessing the potential impact on our net operating loss carryforwards resulting from these transactions. We have provided a valuation allowance for the full amount of the net deferred tax asset since management has not determined that these future benefits will more likely than not be realized.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     For further information regarding recently issued accounting pronouncements, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

     REVENUE. Revenue is recognized pursuant to the terms of each contract on a monthly service fee basis, which varies based on the speed of the customer's broadband connection and the services ordered by the customer. The monthly fee includes all phone line charges, Internet access charges, the cost of any leased equipment installed at the customer's site and the other services we provide, as applicable. Revenue that is billed in advance of the provision of services is deferred until the services are provided. Revenue related to installation charges is deferred and amortized to revenue over 18 months, which is approximately the average customer life of the existing customer base. Related direct costs incurred (up to the amount of deferred revenue) are also deferred and amortized to expense over 18 months. Any excess direct costs over installation charges are charged to expense as incurred. In certain instances, we negotiate credits and allowances for service related matters. We establish a reserve against revenue for such credits based on historical experience. From time to time we offer sales incentives to our customers in the form of rebates toward select installation services and customer premise equipment. We record a liability based on historical experience for such estimated rebate costs, with a corresponding reduction to revenue and deferred revenue, as applicable.

     Revenue for the three months ended June 30, 2004 decreased by 2% to approximately $17,686, from approximately $18,097 for the three months ended June 30, 2003. This decrease in revenue was primarily attributable to a decrease in new subscriber lines during the second quarter of 2004. Revenue for the six months ended June 30, 2004 increased by 2% to approximately $35,307 from approximately $34,862 for the six months ended June 30, 2003. This increase in revenue in 2004 was primarily due to an increase in subscriber lines resulting from our acquisition of the NAS Assets.

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

     Network expenses for the three months ended June 30, 2004 decreased to approximately $11,946, from approximately $13,264 for the three months ended June 30, 2003. This decrease of approximately $1,318 was primarily attributable to decreases in telecommunications expenses of approximately $1,234, decreases in personnel expenses of approximately $62, decreases in other equipment costs of approximately $53 and decreases in other miscellaneous expenses of

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

approximately $70, partially offset by increases in other installation costs of approximately $101. For the six months ended June 30, 2004, network expenses decreased to approximately $24,146, from approximately $25,343 for the six months ended June 30, 2003. This decrease of approximately $1,197 was primarily attributable to decreases in telecommunications expenses of approximately $1,587 and decreases in other miscellaneous expenses of approximately $87, partially offset by increases in other installation costs of approximately $477. The above described reductions in network expenses for the three and six months ended June 30, 2004 were primarily attributable to closure of certain duplicative central office locations which resulted from the NAS acquisition.

     OPERATIONS EXPENSES. Our operations expenses include costs related to customer care, customer provisioning, customer billing, customer technical assistance, purchasing, headquarters facilities operations, operating systems maintenance and support and other related overhead expenses.

     Operations expenses for the three months ended June 30, 2004 decreased to approximately $2,432, from approximately $2,960 for the three months ended June 30, 2003. This decrease of approximately $528 was primarily attributable to decreases in personnel expenses of approximately $337, decreases in outside services of approximately $51, decreases in equipment expenses of approximately $45, and decreases in other miscellaneous expenses of approximately $95. For the six months ended June 30, 2004, operations expense decreased to approximately $5,621 from approximately $5,875 for the six months ended June 30, 2003. This decrease of approximately $254 was primarily attributable to decreases in personnel expenses of approximately $207 (resulting from our reduction in force during the first quarter of 2004), decreases in equipment expenses of approximately $128 and decreases in other miscellaneous expenses of approximately $50, partially offset by increases in outside services of approximately $131.

     GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of costs relating to human resources, finance, executive, administrative services, recruiting, insurance, legal and auditing services, leased office facilities rent and bad debt expenses.

     General and administrative expenses were approximately $3,525 for the three months ended June 30, 2004, compared to approximately $3,216 for the three months ended June 30, 2003. This increase of approximately $309 was primarily due to increased professional service fees of approximately $542, increased personnel expenses of approximately $118, increased public reporting expenses of approximately $88 and increased other miscellaneous expenses of approximately $13, partially offset by decreased bad debt expense of approximately $346, and decreased facilities expense of approximately $106. For the six months ended June 30, 2004, general and administrative expenses were approximately $6,452 compared to approximately $6,272 for the six months ended June 30, 2003. This increase of approximately $179 was primarily due to increased professional service fees of approximately $660, increased public reporting expenses of approximately $63, increased personnel expenses of approximately $42 and increased other miscellaneous expenses of approximately $96, partially offset by decreased bad debt expense of approximately $491 and decreased facilities expense of approximately $191.

     SALES AND MARKETING. Our sales and marketing expenses consist primarily of expenses for personnel, the development of our brand name, promotional materials, direct mail advertising and sales commissions and incentives.

     Sales and marketing expenses for the three months ended June 30, 2004, were approximately $1,179, compared to approximately $1,889 for the three months ended June 30, 2003. This decrease in sales and marketing expenses of approximately $710 was primarily attributable to decreased salaries, benefits and commissions of approximately $488 (resulting from our reduction in force during the first quarter of 2004), decreased advertising expenses of approximately $162, and

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

decreased other miscellaneous expenses of approximately $60. For the six months ended June 30, 2004, sales and marketing expenses were approximately $3,521, compared to approximately $4,122 for the six months ended June 30, 2003. This decrease of approximately $601 was primarily attributable to decreased salaries, benefits and commissions of approximately $406 (resulting from our reduction in force during the first quarter of 2004), decreased advertising expense of approximately $149, and decreased other miscellaneous expenses of approximately $46.

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

     Non-cash stock compensation expense was approximately $0 and $160 for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, non-cash stock compensation expense was approximately $0 and $438, respectively. As of December 31, 2003, all non-cash stock compensation had been fully amortized and there were no remaining balances.

     As of June 30, 2004 and December 31, 2003, options to purchase 47,280,413 and 18,671,766 shares of common stock, respectively, were outstanding, which were exercisable at weighted average exercise prices of $0.72 per share and $1.07 per share, respectively.

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

     Depreciation and amortization expenses were approximately $3,284 for the three months ended June 30, 2004, compared to approximately $4,498 for the three months ended June 30, 2003. This decrease in depreciation and amortization expenses of approximately $1,214 was primarily attributable to certain intangible and fixed assets having become fully depreciated and amortized during 2003 and 2004. For the six months ended June 30, 2004, depreciation and amortization expenses were approximately $6,602, compared to approximately $9,335 for the six months ended June 30, 2003. The decrease in depreciation and amortization expenses of approximately $2,733 was primarily attributable to certain intangible and fixed assets having become fully depreciated and amortized during 2003 and 2004, resulting in a decline in depreciation and amortization expense of approximately $2,885, which was partially offset by increased depreciation and amortization expenses relating to our acquisition of the NAS Assets and TalkingNets Assets (as defined below) of approximately $152.

     Our identified intangible assets consist of customer lists, which are amortized over two years. Amortization expense of intangible assets for the three and six months ended June 30, 2004 was approximately $267 and $534, respectively. For the three and six months ended June 30, 2003, amortization expense of intangible assets was approximately $870 and $2,050. Accumulated amortization of customer lists as of June 30, 2004 and 2003 was $15,030 and $13,971, respectively.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The expected future amortization of customer lists as of June 30, 2004 is $421 in 2004 and $56 in 2005.

     Depreciation expense pertaining to assets for our network and operations was approximately $2,734 and $3,285 for the three months ended June 30, 2004 and 2003, respectively, and approximately $5,500 and $6,613 for the six months ended June 30, 2004 and 2003, respectively. Depreciation and amortization expenses pertaining to assets related to general and administrative expenses were approximately $550 and $1,213 for the three months ended June 30, 2004 and 2003, respectively, and approximately $1,102 and $2,722 for the six months ended June 30, 2004 and 2003, respectively.

     INTEREST EXPENSE, NET. Net interest expense of approximately $1,177 for the three months ended June 30, 2004, included approximately $1,203 of interest expense, which was partially offset by approximately $26 in interest income. Net interest expense of approximately $847 for the three months ended June 30, 2003, included approximately $860 of interest expense, which was partially offset by approximately $13 of interest income. The increase in net interest expense of approximately $330 was primarily attributable to the increased amortization of debt discount of approximately $1,106 which related to the warrants issued under the Note and Warrant Purchase Agreement (as defined below), partially offset by a decrease in the amortization of deferred non-cash financing costs of approximately $501, which related to warrants issued in consideration for loan guarantees under our Reimbursement Agreement (as defined below) and decreased other interest expense of approximately $275 due to lower interest rates.

     Net interest expense of approximately $2,159 for the six months ended June 30, 2004, included approximately $2,218 of interest expense, which was partially offset by approximately $59 in interest income. Net interest expense of approximately $1,411 for the six months ended June 30, 2003, included approximately $1,449 of interest expense, which was partially offset by approximately $38 of interest income. The increase in net interest expense of approximately $748 was primarily attributed to the increased amortization of debt discount of approximately $2,023 which related to the warrants issued under the Note and Warrant Purchase Agreement (as defined below), partially offset by a decrease in the amortization of deferred non-cash financing costs of approximately $816, which related to warrants issued in consideration for loan guarantees under our Reimbursement Agreement (as defined below) and decreased other interest expense of approximately $459 due to lower interest rates.

     OTHER INCOME (EXPENSE), NET. Net other income for the three months ended June 30, 2004 and 2003, was approximately $33 and approximately $37, respectively, and represented miscellaneous income. For the six months ended June 30, 2004, net other income was approximately $107 and represented miscellaneous income. For the six months ended June 30, 2003, net other expenses were approximately $9 and included approximately $118 in net losses on the sale of assets, partially offset by approximately $109 of miscellaneous income.

     RESTRUCTURING. In March 2004, we reduced our workforce by 62 employees at our locations in New Haven, Connecticut; Herndon, Virginia; Minneapolis, Minnesota and Wilmington, North Carolina. As a result, we incurred approximately $160 in restructuring charges pertaining to severance and benefits payments. Also, during the first six months of 2004, we charged approximately $292 against our restructuring reserves which related to facilities expense associated with our vacated office space in Santa Cruz, California. Our restructuring reserve balance as of June 30, 2004, of approximately $248, represents estimated costs associated with such vacated facility and was included in our accrued liabilities.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     NET LOSS. Net loss was approximately $5,824 and $8,700 for the three months ended June 30, 2004 and 2003, respectively, and approximately $12,887 and $17,943 for the six months ended June 30, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our capital expenditures, acquisitions and operations primarily with the proceeds from the sale of stock and from borrowings, including equipment lease financings. As of June 30, 2004, we had cash and cash equivalents of approximately $6,289 and working capital of approximately $1,413.

     CASH USED BY FINANCING ACTIVITIES. Net cash used by financing activities for the six months ended June 30, 2004 was approximately $44 and primarily related to principal payments under notes and capital lease obligations of approximately $58, partially offset by proceeds from the sale of our common stock of $14. From time to time we have entered into equipment lease financing arrangements with vendors. In the aggregate, there was approximately $97 and $155 outstanding under capital leases at June 30, 2004 and December 31, 2003, respectively.

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

     We entered into a Reimbursement Agreement, dated as of December 27, 2002 (the "Reimbursement Agreement"), with VantagePoint Venture Partners (together with its affiliated funds as their interests shall appear, "VantagePoint") and Columbia Capital and other holders of our Series X Preferred Stock and Series Y Preferred Stock or their affiliates (the "Guarantors"), and a related Security Agreement of even date therewith. Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, VantagePoint and Columbia Capital issued guarantees in an aggregate amount of $6,100 to support certain of our obligations under the Credit Agreement. On July 18, 2003, in connection with the termination of the Credit Agreement, the guarantees, Reimbursement Agreement and related Security Agreement were terminated.

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

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

     On March 3, 2003, we and VantagePoint entered into Amendment No. 1 to the Reimbursement Agreement, pursuant to which VantagePoint increased its guarantee by $3,000 bringing the aggregate guarantees by all Guarantors under the Reimbursement Agreement, as amended, to $9,100. As consideration for VantagePoint's increased guarantee, if we closed an equity financing on or before December 3, 2003, we were authorized to issue VantagePoint additional warrants to purchase the type of equity securities issued by us in such equity financing. The number of such additional warrants would be determined by dividing the per share price of such equity securities into a thousand dollars. Accordingly, since we closed a financing on July 18, 2003, we issued to VantagePoint, in December 2003, additional warrants with a three-year life to purchase 2,260,909 shares of our common stock at a per share price of $0.4423.

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

     Subject to the terms and conditions of the Note and Warrant Purchase Agreement, we issued an aggregate of $30,000 in principal amount of Notes to the Investors on July 18, 2003. Principal on the Notes is payable in a single payment on July 18, 2006. The Notes provide for an annual interest rate of 1.23%, payable in cash, quarterly in arrears commencing on October 31, 2003, unless we were to elect to capitalize such interest and pay it together with the principal amount of the Notes at maturity on July 18, 2006. Pursuant to the Security Agreement entered into in connection with this financing transaction, our obligations under the Notes are secured by a security interest in a majority of our personal property and assets and certain of our subsidiaries. The terms of the Notes also contain provisions that limit our ability to incur additional indebtedness and place other restrictions on our business. We elected to defer all interest payments on the Notes until further notice. Interest expense accrued on the Notes for the six months ended June 30, 2004 approximated $188. Total accrued interest on the Notes since inception is included in notes payable and approximated $359 at June 30, 2004.

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

     On July 18, 2003, we recorded these Note and Warrant transactions in accordance with Accounting Principals Board Opinion No. 14, "ACCOUNTING FOR CONVERTIBLE DEBT AND DEBT ISSUED WITH STOCK PURCHASE WARRANTS," whereby a fair value was ascribed to the 157,894,737 Warrants to

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

be issued to the Investors (related to the Note and Warrant Purchase Agreement) together with the 2,260,909 warrants to be issued to VantagePoint (related to VantagePoint's increased guarantee under Amendment No. 1 to the Reimbursement Agreement) using a Black-Scholes valuation model with the following assumptions:
(i) a risk free interest rate of 2.24% (three-year Treasury rate), (ii) a zero dividend yield, (iii) a three-year life, (iv) an expected volatility of 152%,
(v) a warrant option price of $0.38 per share for the 157,894,737 Warrants and $0.4423 per share for the 2,260,909 warrants, and (vi) a current market price of $0.83 per share (the closing price of our common stock on July 18, 2003). A fair value was ascribed to the $30,000 Notes using a present value method with a 19% discount rate. The relative fair value of the warrants representing 87% of the combined fair value of the warrants and Notes was applied to the $30,000 proceeds to determine a note discount of approximately $26,063, which was recorded as a reduction to the Notes payable and an increase to additional paid in capital. The note discount is being amortized to interest expense using the "Effective Interest Method" over the 36 month term of the Notes. For the six months ended June 30, 2004, approximately $2,023 of this note discount was amortized to interest expense. The unamortized balance of the note discount at June 30, 2004 is approximately $22,774.

     The proceeds from the sale of the Notes and Warrants will be (and portions already have been) used by us for general corporate purposes, including acquisitions, the expansion of our sales and marketing activities and repayment of certain debt and lease obligations. As of December 31, 2003, we had paid approximately $10,200 for the complete repayment (at a discount) of approximately $14,600 of our debt and lease obligations.

     As part of the agreements negotiated in conjunction with our $30,000 financing on July 18, 2003, we and holders of a majority of the Series X Preferred Stock and Series Y Preferred Stock agreed to extend the redemption dates of the Series X Preferred Stock and Series Y Preferred Stock from January 1, 2005 to July 18, 2006. Also, as a result of this financing transaction, in accordance with the terms of the Series Y Preferred Stock, the Series Y Preferred Stock conversion price was adjusted from $0.50 per share (each share of Series Y Preferred Stock is convertible into 2,000 shares of common stock) to $0.4423 per share (each share of Series Y Preferred Stock is convertible into approximately 2,260.9 shares of common stock). As of June 30, 2004, all previously issued shares of Series Y Preferred Stock and 6,000 shares of Series X Preferred Stock had been converted into shares of common stock.

     On July 22, 2004, the Company entered into a Recapitalization Agreement with VantagePoint, the holder of all of the remaining issued and outstanding shares of Series X Preferred Stock (the "Recapitalization Agreement"). In accordance with the Recapitalization Agreement, the remaining 14,000 shares of Series X Preferred Stock were converted into 77,777,775 shares of the Company's common stock at a conversion price of $0.18 per share and, in accordance with the terms of the Series X Preferred Stock, the Company elected to pay accrued dividends approximating $4,040 by issuing 11,710,142 shares of its common stock, based on the average fair market value for the ten days ending three days preceding the conversion of $0.345 per share. After the conversion, the Company had 233,617,317 shares of common stock outstanding. Also, in accordance with the Recapitalization Agreement, the Company issued to VantagePoint 14,000 shares of a new Series Z Preferred Stock, par value of $0.001 per share (the "Series Z Preferred Stock"), with a liquidation preference of $1,120 per share. The Series Z Preferred Stock does not contain any conversion or mandatory redemption provisions nor does it have any special dividend or special voting rights. The Series Z Preferred Stock's liquidation preference will be eliminated, and the shares of Series Z Preferred Stock cancelled, on July 18, 2008. In addition, upon the occurrence of certain events before July 18, 2008, the liquidation preference will be reduced or eliminated.

     CASH USED IN OPERATING ACTIVITIES. For the six months ended June 30, 2004, the net cash used in our operating activities was approximately $6,988. This cash was used to pay a variety of

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

operating expenses, including salaries, professional fees, network expenses, operations, sales and marketing and overhead expenses.

     CASH USED IN INVESTING ACTIVITIES. Net cash used in investing activities for the six months ended June 30, 2004, was approximately $458 and was used for the purchase of equipment.

     The development and expansion of our business has required significant capital expenditures. Capital expenditures, including co-location fees, were approximately $458 and $1,231 for the six months ended June 30, 2004 and 2003, respectively. The actual amounts and timing of our future capital expenditures will vary depending on the speed at which we expand and implement our network and implement service for our customers. Our planned capital expenditures for 2004 are currently expected to be primarily for the upgrade of our network to support our integrated voice and data service offerings. We currently anticipate spending approximately $1,100 for capital expenditures, excluding acquisitions, during the year ended December 31, 2004. The actual amounts and timing of our capital expenditures could differ materially both in amount and timing from our current plans.

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

     On April 8, 2003, we entered into an asset purchase agreement with TalkingNets, Inc. and TalkingNets Holdings, LLC (collectively, "TalkingNets") pursuant to which we agreed to acquire assets and subscribers of TalkingNets (the "TalkingNets Assets") for $726 in cash (the "TalkingNets Asset Purchase Agreement"). As TalkingNets had filed a voluntary petition for Chapter 11 reorganization in February 2003, the TalkingNets Asset Purchase Agreement was subject to the approval of the U.S. Bankruptcy Court for the Eastern District of Virginia. On April 9, 2003, the TalkingNets Asset Purchase Agreement and the transactions contemplated thereby were approved by the Bankruptcy Court. On April 11, 2003, we paid the full purchase price of $726 into escrow.

         On September 8, 2003, in accordance with the TalkingNets Asset Purchase Agreement, we completed our acquisition of the TalkingNets Assets. During the transition period, the Company included the net effect of cash collections from the proposed acquired customers less certain related operating costs of TalkingNets' operations in its statements of operations. This net effect for the three and six months ended June 30, 2003, was approximately $235 in expense.

      The TalkingNets acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141. The results of TalkingNets' operations have been included in our consolidated financial statements since September 8, 2003 (the closing date). The allocated

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

     CASH RESOURCES FOR FUTURE ACTIVITIES. As of June 30, 2004, we had cash and cash equivalents of approximately $6,289 and working capital of approximately $1,412. On March 25, 2004, we reduced our workforce by 62 employees. As a result of this action, we incurred approximately $160 in restructuring charges pertaining to severance and benefits payments and we expect to realize approximately $3,400 in annualized savings in salary and benefit costs.

     We expect our operating losses, net operating cash outflows and capital expenditures to continue throughout 2004. Based on our current business plan and projections, we believe that our existing cash and cash expected to be generated from operations will be sufficient to fund our operating losses, capital expenditures, lease payments, and working capital requirements into the fourth quarter of 2004. Failure to generate sufficient revenues, contain certain discretionary spending or achieve certain other business plan objectives could have a material adverse affect on our results of operations, cash flows and financial position, including our ability to continue as a going concern.

     We intend to use our cash resources to finance our capital expenditures and for our working capital and other general corporate purposes. We may also need additional funding to pursue our strategic objective of accelerating our growth through acquisitions of complementary businesses, subscriber lines and other assets. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including market acceptance of our services, revenue growth, planned capital expenditures, cash generated from operations, improvements in operating productivity, the extent and timing of entry into new markets, the availability of and prices paid for acquisitions, and the availability and terms of any additional funding.

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

     There can be no assurance that we will be able to achieve our business plan objectives or that we will achieve or maintain cash flow positive operating results. If we are unable to generate adequate funds from our operations or raise additional capital, we may not be able to continue to operate our network, respond to competitive pressures or fund our operations. As a result, we may be required to significantly reduce, reorganize, discontinue or shut down our operations. Our financial statements do not include any adjustments that might result from these uncertainties.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     CONTRACTUAL OBLIGATIONS. Since December 31, 2003, there have been no material changes outside of the ordinary course of our business to the contractual obligations presented in our Annual Report on Form 10-K for the year ended December 31, 2003, pursuant to Item 303 of Regulation S-K promulgated by the SEC.

     LISTING OF OUR COMMON STOCK. On August 4, 2004, the listing and trading of our common stock moved from the Nasdaq SmallCap Market to the American Stock Exchange ("Amex"). On such date, our common stock trading symbol changed from "DSLNC" to "BIZ."

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements.

FORWARD LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The statements contained in this report, which are not historical facts, may be deemed to contain forward-looking statements. These statements relate to future events or our future financial or business performance, and are identified by terminology such as "may," "might," "will," "should," "expect," "scheduled," "plan," "intend," "anticipate," "believe," "estimate," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include, among other things, those described under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2003, which has been filed with the SEC, and (i) fluctuations in our quarterly operating results, which could adversely effect the price of our common stock; (ii) our unproven business model, which may not be successful; (iii) our ability to execute our business plan in a timely manner to generate the forecasted financial and operating results, which may not be achieved if our sales force is not able to generate sufficient sales to customers or if we are not able to install and commence service for customers in a timely manner; (iv) our failure to generate sufficient revenue, contain certain discretionary spending or achieve certain other business plan objectives, which could have a material adverse affect on our results of operations and financial position; (v) our independent auditors have in the past raised questions about our ability to continue as a going concern and may also do so in their future reports on our financial statements, which may have an adverse impact on our ability to raise additional capital and our stock price;
(vi) our ability to raise sufficient additional capital on acceptable terms, or at all, to finance our operations or growth opportunities, including acquisitions; (vii) our ability to comply with Amex continued listing requirements, which failure could adversely impact the pricing and trading of our common stock; (viii) risks associated with acquisitions, including difficulties in identifying, completing and integrating acquisitions and realizing the revenue, earnings or synergies anticipated from any acquisitions;
(ix) regulatory, legislative, and judicial developments, which could adversely affect the way we operate our business; (x) risks associated with our reliance on certain carriers to transmit data across our network; (xi) the challenges relating to the timely installation of service for customers, including our dependence on traditional telephone companies to provide acceptable telephone lines in a timely manner; (xii) our dependence on wholesale providers to provide us with local broadband facilities in areas where we have not deployed our own equipment; (xiii) the need for us to achieve sustained market acceptance of our services at desired pricing levels; (xiv) high levels of competition in the Company's industry; (xv) the difficulty of predicting the new and rapidly evolving high-speed data communications industry; (xvi) our ability to negotiate, enter into, amend and renew interconnection and co-location agreements with traditional telephone companies; and (xvii) our ability to recruit and retain qualified personnel, establish the necessary infrastructure

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

to support our business, and manage the growth of our operations. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation, and disclaim any obligation, to update or revise the information contained in this report, whether as a result of new information, future events or circumstances or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have no derivative financial instruments in our cash and cash equivalents. We invest our cash and cash equivalents in investment-grade, highly liquid investments, consisting of commercial paper, bank money markets and certificates of deposit and corporate bonds.

ITEM 4.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated our disclosure controls and procedures (as defined in the Exchange Act, Rules 13a-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were, as of the end of the period covered by this report, effective to provide reasonable assurances that material information related to the Company required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     There were no significant changes in our internal controls over financial reporting that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In the first quarter of 2004, we issued 35,650,165 shares of our common stock upon conversion of 6,000 shares of our Series X Preferred Stock (33,333,333 shares of common stock upon conversion and 2,316,832 shares of common stock issued to pay accrued dividends) and we issued 2,570,774 shares of our common stock upon conversion of 1,000 shares of our Series Y Preferred Stock (2,260,910 shares of common stock upon conversion and 309,864 shares of common stock issued to pay accrued dividends). Also in the first quarter of 2004, Columbia Capital exercised their remaining warrants to purchase 1,358,025 shares of the Company's common stock at an exercise price of $0.50 per share in a cashless exchange which resulted in the issuance of 413,160 shares of the Company's common stock.

    On July 22, 2004, the Company entered into the Recapitalization Agreement with VantagePoint. In accordance with the Recapitalization Agreement, the remaining 14,000 shares of Series X Preferred Stock were converted into 77,777,775 shares of the Company's common stock at a conversion price of $0.18 per share and, in accordance with the terms of the Series X Preferred Stock, the Company elected to pay accrued dividends approximating $4,040 by issuing 11,710,142 shares of its common stock, based on the average fair market value for the ten days ending three days preceding the conversion of $0.345 per share. After the conversion, the Company had 233,617,317 shares of common stock outstanding. Also, in accordance with the Recapitalization Agreement, the Company issued to VantagePoint 14,000 shares of Series Z Preferred Stock, with a liquidation preference of $1,120 per share. The Series Z Preferred Stock does not contain any conversion or mandatory redemption provisions nor does it have any special dividend or special voting rights. The Series Z Preferred Stock's liquidation preference will be eliminated, and the shares of Series Z Preferred Stock cancelled, on July 18, 2008. In addition, upon the occurrence of certain events before July 18, 2008, the liquidation preference will be reduced or eliminated.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.


   Exhibit No.                      Exhibit
   -----------                      -------

     10.01* Employment Agreement, dated as of April 15, 2004, between the Company and Kirby G. Pickle.

     4.01,     Stock Option Agreement, dated April 15, 2004, between the Company
     10.02*    and Kirby G. Pickle.

     11.01*    Statements of Computation of Basic and Diluted Net Loss Per
               Share.

     31.1* Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2* Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     * Filed herewith.

(b) Reports on Form 8-K.

     The Company furnished a Current Report on Form 8-K on May 12, 2004 under
Item 12 of that form in respect of a press release issued by the Company on May 12, 2004 relating to the Company's financial results for the quarter ended March 31, 2004.

     The Company furnished a Current Report on Form 8-K on April 22, 2004 under
Item 9 of that form, in respect of a press release issued by the Company on April 22, 2004 relating to the Company's receipt of notice from Nasdaq concerning the listing of its shares of common stock.

     The Company furnished a Current Report on Form 8-K on April 20, 2004 under
Item 9 of that form, in respect of a press release issued by the Company on April 20, 2004 relating to the Company's compliance with Nasdaq Marketplace Rule 4350(b)(1)(B).

     The Company furnished a Current Report on Form 8-K on April 16, 2004 under
Item 9 of that form, in respect of a press release issued by the Company on April 15, 2004 relating to the Company's hiring of a new chief executive officer.

     The Company furnished a Current Report on Form 8-K/A on April 15, 2004 under Item 9 of that form, in respect of a press release issued by the Company on April 14, 2004 relating to the Company's filing of a Quarterly Report on Form 10-Q/A for the period ended September 30, 2003.

     The Company furnished a Current Report on Form 8-K on April 14, 2004 (which was subsequently amended by the Company's Current Report on Form 8-K/A furnished on April 15, 2004), in respect of a press release issued by the Company on April 14, 2004 relating to the Company's filing of a Quarterly Report on Form 10-Q/A for the period ended September 30, 2003.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DSL.NET, INC.


                                         By:/s/   Robert J. DeSantis
                                         ---------------------------------------
                                              Robert J. DeSantis
                                              Chief Financial Officer
                                         (Duly authorized officer and
                                         principal financial officer)

Date:   August 13, 2004

                                  EXHIBIT INDEX
                                  -------------


   Exhibit No.                      Exhibit
   -----------                      -------

     10.01* Employment Agreement, dated as of April 15, 2004, between the Company and Kirby G. Pickle.

     4.01,     Stock Option Agreement, dated April 15, 2004, between the Company
     10.02*    and Kirby G. Pickle.

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