Form 10-Q
period 2004-09-30
DSL NET INC
filed 2004-11-15
CIK 1085866

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004

                                       OR

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 001-32264




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

                                 Yes [_] No [X]

      As of October 28, 2004, the registrant had 233,619,817 shares of Common Stock outstanding.
================================================================================

                                  DSL.NET, INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

                         Part I - Financial Information

Item 1. Consolidated Financial Statements ...................................2

          Consolidated Balance Sheets (unaudited) at September 30,
              2004 and  December 31, 2003 ...................................2

          Consolidated Statements of Operations (unaudited) for the
              three and nine months ended September 30, 2004 and 2003........3

          Consolidated Statements of Cash Flows (unaudited) for
              the nine months ended September 30, 2004 and 2003..............4

          Notes to Consolidated Financial Statements.........................5

Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations..........................................26

Item 3. Quantitative and Qualitative Disclosures about Market Risk..........45

Item 4. Controls and Procedures.............................................45


                           Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.........45

Item 6. Exhibits............................................................46

Signature...................................................................47

Exhibit Index...............................................................48

                         Part I - Financial Information

Item 1. Consolidated Financial Statements

                            DSL.NET, INC.
                     CONSOLIDATED BALANCE SHEETS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                             (UNAUDITED)

                                                                                        September 30,   December 31,
                                                                                            2004           2003
                                                                                         ----------     ----------
ASSETS
Current assets:
Cash and cash equivalents                                                                $    4,320     $   13,779
Accounts receivable (net of allowances of $1,064 and $902
  at September 30, 2004 and December 31, 2003, respectively)                                  6,913          8,054
Inventory                                                                                       555            477
Deferred costs                                                                                  542            931
Prepaid expenses and other current assets                                                       931            802
                                                                                         ----------     ----------
Total current assets                                                                         13,261         24,043

Fixed assets, net                                                                            15,583         24,357
Goodwill, net (Note 6)                                                                        8,482          8,482
Other intangible assets, net (Note 6)                                                           242          1,010
Other assets                                                                                    912          1,169
                                                                                         ----------     ----------
Total assets                                                                             $   38,480     $   59,061
                                                                                         ==========     ==========

LIABILITIES, MANDATORILY REDEEMABLE, CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                         $    3,708     $    3,570
Accrued salaries                                                                              1,016          1,046
Accrued liabilities                                                                           2,928          7,529
Deferred revenue                                                                              5,213          6,068
Current portion of capital leases payable                                                        74            105
                                                                                         ----------     ----------
Total current liabilities                                                                    12,939         18,318

Capital leases payable                                                                         --               50
Notes payable, net of discount (Note 7)                                                       9,012          5,374
                                                                                         ----------     ----------
Total liabilities                                                                            21,951         23,742
                                                                                         ----------     ----------
Commitments and contingencies  (Note 8)

Mandatorily redeemable, convertible preferred stock (Note 9):
 20,000,000 preferred shares authorized: 20,000 shares designated as Series X, mandatorily redeemable, convertible preferred stock, $.001 par value; 0 and 20,000 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively; liquidation preference: $0 and $24,660 as of September 30, 2004
 and December 31, 2003, respectively                                                           --           16,231

 20,000,000 preferred shares authorized: 15,000 shares designated as Series Y, mandatorily redeemable, convertible preferred stock, $.001 par value; 0 and 1,000 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively; liquidation preference: $0 and $1,211 as of September 30, 2004
 and December 31, 2003, respectively                                                           --              788

Stockholders' equity  (Notes 3 and 9)
Preferred Stock: 20,000,000 preferred shares authorized: 14,000 shares designated as
 Series Z, $.001 par value; 14,000 and 0 shares issued and outstanding as of
 September 30, 2004 and December 31, 2003, respectively; liquidation preference:
 $15,680 and $0 as of  September 30, 2004 and December 31, 2003, respectively                 2,630           --
Common stock, 800,000,000 shares authorized: $.0005 par value; 233,619,817 and
 105,449,054 shares issued and outstanding as of September 30, 2004 and
 December 31, 2003, respectively                                                                117             53
Additional paid-in capital                                                                  352,076        337,735
Accumulated deficit                                                                        (338,294)      (319,488)
                                                                                         ----------     ----------
Total stockholders' equity                                                                   16,529         18,300
                                                                                         ----------     ----------
Total liabilities, redeemable preferred stock and stockholders' equity                   $   38,480     $   59,061
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

                                  DSL.NET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        Three Months Ended                  Nine Months Ended
                                                                           September 30,                      September 30,
                                                                  ------------------------------     ------------------------------
                                                                       2004             2003              2004             2003
                                                                  -------------    -------------     -------------    -------------
Revenue, net                                                      $      16,827    $      18,227     $      52,333    $      53,089
                                                                  -------------    -------------     -------------    -------------
Operating expenses:
Network (excluding $0, $0, $0 and $11
of stock compensation, respectively)                                     11,404           13,070            35,549           38,412
Operations (excluding $0, $0, $0 and $10
of stock compensation, respectively)                                      2,380            3,060             8,001            8,935
General and administrative (excluding $0, $0, $0 and $69
of stock compensation, respectively)                                      3,210            2,618             9,661            8,891
Sales and marketing (excluding $0, $0, $0 and $348
of stock compensation, respectively)                                        993            2,116             4,515            6,238
Stock compensation                                                         --               --                --                438
Depreciation and amortization                                             3,355            3,319             9,957           12,654
                                                                  -------------    -------------     -------------    -------------

Total operating expenses                                          $      21,342    $      24,183     $      67,683    $      75,568
                                                                  -------------    -------------     -------------    -------------

Operating loss                                                    $      (4,515)   $      (5,956)    $     (15,350)   $     (22,479)

Interest expense, net                                                    (1,412)            (728)           (3,570)          (2,139)
Other income (expense), net                                                   8           (2,427)              114           (2,436)
                                                                  -------------    -------------     -------------    -------------

Net loss                                                          $      (5,919)   $      (9,111)    $     (18,806)   $     (27,054)
                                                                  =============    =============     =============    =============

Net loss applicable to common stockholders:
Net loss                                                                 (5,919)          (9,111)          (18,806)         (27,054)
Dividends on Series X and Y preferred stock                                 (40)          (1,045)             (950)          (3,145)
Accretion of Series X and Y preferred stock                              (4,812)          (5,318)           (8,852)         (11,339)
Fair value of Series Z preferred stock                                   (2,630)            --              (2,630)            --
                                                                  -------------    -------------     -------------    -------------
Net loss applicable to common stockholders                        $     (13,401)   $     (15,474)    $     (31,238)   $     (41,538)
                                                                  =============    =============     =============    =============
Net loss per share, basic and diluted                             $       (0.06)   $       (0.22)    $       (0.19)   $       (0.62)
                                                                  =============    =============     =============    =============
Shares used in computing net loss per share, basic and diluted      212,218,234       70,161,057       164,442,133       66,726,872
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

                                  DSL.NET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                   --------------------------
                                                                      2004            2003
                                                                   ----------      ----------
Cash flows from operating activities:
Net loss                                                           $  (18,806)     $  (27,054)

Reconciliation of net loss to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                                        9,957          12,654
   Bad debt expense                                                       881           1,739
   Sales credits and allowances                                           204             339
   Amortization of deferred debt issuance costs and debt discount       3,355           7,165
   Stock compensation expense                                            --               438
   Loss on sale/write-off of fixed assets                                 104             134
   Gain on note settlement                                               --            (3,500)
   Non-cash interest on lease payoff                                     --               194
  Net changes in assets and liabilities, net of acquired assets:
     Decrease / (increase) in accounts receivable                          56          (5,692)
     Decrease / (increase) in prepaid and other current assets            179            (293)
     Decrease in other assets                                             257             762
     Increase / (decrease) in accounts payable                            138          (1,006)
     (Decrease) / increase in accrued salaries                            (30)            121
     (Decrease) / increase in accrued liabilities                      (4,318)          5,717
     (Decrease) / increase in deferred revenue                           (855)          1,307
                                                                   ----------      ----------
Net cash used in operating activities                                  (8,878)         (6,975)
                                                                   ----------      ----------
Cash flows from investing activities:
     Purchases of property and equipment                                 (519)         (1,840)
     Acquisitions of businesses and customer lines                       --            (8,743)
     Decrease / (increase) in restricted cash                               3              (3)
                                                                   ----------      ----------
Net cash used in investing activities                                    (516)        (10,586)
                                                                   ----------      ----------
Cash flows from financing activities:
     Proceeds from credit facility                                       --             6,100
     Proceeds from common stock issuance                                   16           2,270
     Proceeds from note issuances                                        --            30,000
     Payments on credit facility                                         --            (6,100)
     Principal payments under notes and capital lease obligations         (81)         (4,945)
                                                                   ----------      ----------
Net cash (used) / provided by financing activities                        (65)         27,325
                                                                   ----------      ----------
Net increase / (decrease) in cash and cash equivalents                 (9,459)          9,764
Cash and cash equivalents at beginning of period                       13,779          11,318
                                                                   ----------      ----------
Cash and cash equivalents at end of period                         $    4,320      $   21,082
                                                                   ==========      ==========
Supplemental disclosure:
Cash paid: interest                                                $        9      $      776
                                                                   ==========      ==========

Supplemental disclosure of non-cash investing activities:
  On January 10, 2003, the Company purchased network assets and associated subscriber lines of Network Access Solutions Corporation (Note 5).
        The fair value of the assets acquired was $14,737.
  On September 8, 2003, the Company purchased network assets and associated subscriber lines of TalkingNets Holdings, LLC (Note 5).
        The fair value of the assets acquired was $829.

Supplemental disclosure of non-cash financing activities:
  During the first and third quarters of 2004, a total of 20,000 shares of Series X Preferred Stock were converted into 111,111,108 shares of common stock and $5,600 of accrued dividends pertaining thereto were paid by issuing 14,026,974 shares of common stock (Note 9).

  Also during the first quarter 2004, 1,000 shares of Series Y Preferred Stock were converted into 2,260,910 shares of common stock and $221 of accrued dividends pertaining thereto were paid by issuing 309,864 shares of common stock (Note 9).

  Also during the first quarter of 2004, the Company issued 413,160 shares of its common stock upon the exercise of 1,358,025 of stock warrants granted in connection with certain loan guarantees in a cashless exchange (Note 3).


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

                                  DSL.NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.    Summary of Significant Accounting Policies

A.    Basis of Presentation

      The consolidated financial statements ("financial statements") of DSL.net, Inc. ("DSL.net" or the "Company") at September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 are unaudited, but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) that DSL.net considers necessary for a fair presentation of its financial position and operating results. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for any future periods.

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

      The Company evaluates its estimates on an on-going basis. The most significant estimates relate to revenue recognition, goodwill and other long-lived assets, the allowance for doubtful accounts, taxes, contingencies and litigation. Such estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

      The Company has one reportable business operating segment under the requirements of Statement of Financial Accounting Standards ("SFAS") No. 131.

      The Company believes the following critical accounting policies affect the Company's more significant judgments and estimates used in the preparation of its consolidated financial statements:

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

REVENUE RECOGNITION

      The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, "REVENUE RECOGNITION." SAB No. 104's primary purpose is to rescind guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force ("EITF") Issue No. 00-21, "REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES." SAB No. 104's wording has not changed SAB No. 101's four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees.

      Revenue is recognized pursuant to the terms of each contract on a monthly service fee basis, which varies based on the speed of the customer's broadband connection and the services ordered by the customer. The monthly fee includes phone line charges, Internet access charges, the cost of any leased equipment installed at the customer's site and other services, as applicable. Revenue that is billed in advance of the services provided is deferred until the services are provided by the Company. Revenue related to installation charges is also deferred and amortized to revenue over 18 months, which is the average customer life of the existing customer base. Related direct costs incurred (up to the amount of deferred revenue) are also deferred and amortized to expense over 18 months. Any excess direct costs over installation charges are charged to expense as incurred. In certain instances, the Company negotiates credits and allowances for service related matters. The Company establishes a reserve against revenue for credits of this nature based on historical experience. From time to time the Company offers sales incentives to its customers in the form of rebates toward select installation services and customer premise equipment. The Company records a liability based on historical experience for such estimated rebate costs, with a corresponding reduction to revenue and deferred revenue, as applicable.

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

GOODWILL AND OTHER LONG-LIVED ASSETS

      The Company accounts for its long-lived assets in accordance with SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF," which requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets.

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

      With its acquisition of certain of the assets of Network Access Solutions Corporation ("NAS") on January 10, 2003, the Company acquired a number of end users, some of whom it serves indirectly through various ISPs. The Company sells its services to such ISPs who then resell the services to the end users. The Company has some increased exposure and concentration of credit risk pertaining to such ISPs. However, no individual customer accounted for more than 5% of revenue for the first nine months of either 2004 or 2003 or more than 10% of accounts receivable at September 30, 2004 or December 31, 2003.

INVENTORY

      Inventories consist of modems and routers (generally referred to as customer premise equipment) that the Company sells or leases to customers and are required to establish a high speed DSL or T-1 digital connection. Inventories are stated at the lower of cost or market. Cost of inventory is determined on the "first-in, first-out" or average cost methods. The Company establishes inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments and other factors.

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

      The Company has not generated any taxable income to date and, therefore, has not paid any federal income taxes or state taxes based on income since inception. The Company's state and federal net operating loss carryforwards begin to expire in tax years 2004 and 2019, respectively. Use of the Company's net operating loss carryforwards may be subject to significant annual limitations resulting from a change in control due to securities issuances including without limitation the Company's sales of its mandatorily redeemable convertible Series X preferred stock (the "Series X Preferred Stock") and its mandatorily redeemable convertible Series Y preferred stock (the "Series Y Preferred Stock") in 2001 and 2002 (Note 9) and from the sale of $30,000 in notes and warrants in July 2003 (Note 7). The Company is currently assessing the potential impact on the Company's net operating loss carryforwards resulting from these transactions. The Company has provided a valuation allowance for the full amount of the net deferred tax asset since it has not determined that these future benefits will more likely than not be realized.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company has issued various financial debt and/or equity instruments, some of which have required a determination of their fair value where quoted market prices were not published or readily available. The Company bases its fair value determinations on valuation techniques that require judgments and estimates. From time to time, the Company may hire independent valuation specialists to perform and or assist in the fair value determination of such instruments.

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

      The following options and warrants and convertible preferred stock were excluded from the calculation of earnings per share since their inclusion would be anti-dilutive for all periods presented:

                                              Shares of Common Stock
                                            ---------------------------
                                                   September 30,
                                            ---------------------------
                                                2004            2003
                                            -----------     -----------
      Options to purchase
        common stock                         44,671,029      17,993,260
      Warrants to purchase
        common stock                        171,747,621     173,188,960
      Preferred Series X stock
        convertible to common
        stock                                      --       111,111,111
      Preferred Series Y stock
        convertible to common
        stock                                      --        11,417,590
                                            -----------     -----------
      Total                                 216,418,650     313,710,921
                                            -----------     -----------

      As of December 31, 2003, the Company had 105,449,054 shares of common stock issued and outstanding. As of September 30, 2004, the Company had 233,619,817 shares of common stock issued and outstanding. The increase of 128,170,763 shares resulted from 127,708,856 shares of common stock issued in connection with preferred stock conversions, 413,160 shares of common stock issued upon the exercise of certain warrants for the purchase of common stock and 48,747 shares of common stock issued to employees of the Company in connection with employee stock option exercises and employee stock purchases under the Company's applicable plans. The weighted average number of shares of common stock outstanding used in computing earnings per share for the three months ended September 30, 2004 and 2003 was 212,218,234 and 70,161,057,
respectively. The weighted average number of shares of common stock outstanding used in computing earnings per share for the nine months ended September 30, 2004 and 2003 was 164,442,133 and 66,726,872, respectively.

C.    Incentive Stock Award Plans

      As of September 30, 2004, the Company had five stock-based employee compensation plans, four of which are described more fully in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and the fifth of which, the Kirby Pickle Stock Plan (as defined below), is more fully described below.

      In April 2004, as authorized by the Company's Board of Directors, the Company entered into an employment agreement and related stock option agreement with Kirby G. Pickle, the Company's new chief executive officer. Under the stock option agreement for Mr. Pickle (the "Kirby Pickle Stock Plan"), an option to purchase a total of 10,000,000 shares of the Company's common stock was granted to Mr. Pickle as an inducement to his employment with the Company. Options granted under

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

the Kirby Pickle Stock Plan vest 16.6% on the date six months following the grant date, and thereafter vest ratably on a monthly basis over the next thirty months. Once vested, the options are exercisable at an exercise price of $0.48 per share for ten years from the date of the grant.

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

      The Company has elected to continue following APB Opinion No. 25 to account for its stock-based compensation plans. The following table presents the effect on the Company's net loss and net loss per share as if the Company had applied the fair value method of accounting for stock-based compensation in accordance with SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION":

                                                   Three Months Ended         Nine Months Ended
                                                      September 30,              September 30,
                                                 ----------------------     ----------------------
                                                    2004         2003          2004         2003
                                                 ---------    ---------     ---------    ---------
Net loss, as reported                            $  (5,919)   $  (9,111)    $ (18,806)   $ (27,054)
Add stock compensation expense
  included in net loss                                 --           --            --           438
Deduct: total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                        (1,553)        (915)       (4,017)      (3,724)
                                                 ---------    ---------     ---------    ---------
Pro forma under SFAS No. 123                       $(7,472)   $ (10,026)    $ (22,823)   $ (30,340)

Net loss applicable to common stockholders:
   As reported                                   $ (13,401)   $ (15,474)    $ (31,238)   $ (41,538)
   Pro forma under SFAS No. 123                  $ (14,954)   $ (16,389)    $ (35,255)   $ (44,824)
Basic and diluted net loss per common share:
   As reported                                   $   (0.06)   $   (0.22)    $   (0.19)   $   (0.62)
   Pro forma under SFAS No. 123                  $   (0.07)   $   (0.23)    $   (0.21)   $   (0.67)

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



      The estimated fair value at date of grant for options granted during the three and nine months ended September 30, 2004 ranged from $0.21 to $0.71 per share, and for the three and nine months ended September 30, 2003 ranged from $0.49 to $0.69 per share. The minimum value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                 Three Months Ended         Nine Months Ended
                                    September 30,             September 30,
                             -------------------------  ------------------------
                                 2004          2003        2004          2003
                                 ----          ----        ----          ----

Risk free interest rate      2.85 -3.56%    2.15-3.06%  1.96-3.67%    2.15-3.06%
Expected dividend yield          None          None        None          None
Expected life of option       3-4 Years       4 Years    3-4 Years      4 Years
Expected volatility              142%          152%      134-145%        152%


      As additional options are expected to be granted in future periods, and the options vest over several years, the above pro forma results are not necessarily indicative of future pro forma results.

D.    Recently Issued Accounting Pronouncements

      In September 2004, the EITF issued EITF No. 04-10 "Applying Paragraph 19 of FASB Statement No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," in Determining whether to Aggregate Operating Segments that do not Meet the Quantitative Thresholds". EITF No. 04-10 presents guidelines for two alternative approaches in determining whether to aggregate operating segments and is effective for fiscal years ending after October 13, 2004. The Company has determined that EITF No. 04-10 will not have an impact on its operating segment disclosures.

2.    Liquidity

      As reflected in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, the Company incurred operating losses of approximately $29,631 and negative operating cash flows of approximately $13,715 during the year ended December 31, 2003. During the nine months ended September 30, 2004, the Company incurred operating losses of approximately $15,350 and negative operating cash flows of approximately $8,878. These operating losses and negative operating cash flows have been financed primarily by proceeds from equity and note issuances. The Company had accumulated deficits of approximately $338,294 at September 30, 2004 and approximately $319,488 at December 31, 2003.

      The Company expects its operating losses, net operating cash outflows and capital expenditures to continue throughout 2004 and into 2005. Based on the Company's current business plan and projections (excluding the proceeds from the October 7, 2004 $5,000 convertible notes and warrant financing with Laurus Master Fund, Ltd., a Cayman Islands corporation ("Laurus"), more fully described in Note 11, below, the withdrawal and use of which are subject to the prior approval of DB Advisors, L.L.C., as advisor to Deutsche Bank AG London, and Deutsche Bank Trust Company Americas), the Company believes that its existing cash and cash expected to be generated from

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

operations will be sufficient to fund its operating losses, capital expenditures, lease payments, and working capital requirements into the fourth quarter of 2004. Failure to generate sufficient revenues, contain certain discretionary spending, obtain approval to use the proceeds from the Company's October 7, 2004 financing, more fully described in Note 11, below, or achieve certain other business plan objectives could have a material adverse affect on the Company's results of operations, cash flows and financial position, including its ability to continue as a going concern.

      The Company intends to use its cash resources to finance its capital expenditures and for working capital and other general corporate purposes. The Company may also use a portion of its cash resources to pursue strategic opportunities and may need additional funding to carry out such activities. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including market acceptance of the Company's services; revenue growth; planned capital expenditures; cash generated from operations; improvements in operating productivity; the availability, timing and feasibility of strategic opportunities; and the availability and terms of any additional funding.

      There can be no assurance that the Company will be able to achieve its business plan objectives or that it will achieve or maintain cash flow positive operating results. If the Company is unable to generate adequate funds from its operations, or obtain approval to use the proceeds from the October 7, 2004 financing, as more fully described in Note 11, below, or raise additional capital, the Company may not be able to continue to operate its network, respond to competitive pressures or fund its operations. As a result, the Company may be required to significantly reduce, reorganize, discontinue or shut down its operations. These financial statements do not include any adjustments that might result from this uncertainty.

3.    Stockholders' Equity

      During July, 2004, the Company issued 77,777,775 and 11,710,142 shares of its common stock, respectively, upon the conversion of the remaining balance of 14,000 shares of Series X Preferred Stock and as payment for approximately $4,040 of accrued dividends on such converted shares of Series X Preferred Stock. In addition, as part of a Recapitalization Agreement, to induce the holders of the Series X Preferred Stock to convert the aforementioned shares, the Company issued to the former holders of the Series X Preferred Stock 14,000 shares of a new Series Z preferred stock, $.001 par value, (the "Series Z Preferred Stock") with a liquidation preference of $1,120 per share and a fair value of $2,630, as of the date of issuance (Note 9).

      During the first quarter of 2004, the Company issued 33,333,333 and 2,316,832 shares of its common stock, respectively, upon the conversion of 6,000 shares of Series X Preferred Stock and as payment for approximately $1,560 of accrued dividends on such converted shares of Series X Preferred Stock (Note 9). Also during the first quarter of 2004, the Company issued 2,260,910 and 309,864 shares of its common stock, respectively, upon the conversion of 1,000 shares of Series Y Preferred Stock and as payment for approximately $221 of accrued dividends on such converted shares of Series Y Preferred Stock (Note 9). In addition, during the first quarter of 2004, the Company issued 413,160 shares of its common stock upon the cashless exercise of warrants to purchase 1,358,025 shares of the Company's common stock granted in connection with certain loan guarantees.

      During the third quarter of 2003, the Company issued 22,473,078 and 2,445,895 shares of its common stock, respectively, upon the conversion of 9,950 shares of Series Y Preferred Stock and as

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

payment for approximately $1,793 of accrued dividends on such converted shares of Series Y Preferred Stock (Note 9).

      The Company also issued 2,778 and 39,910 shares of common stock, respectively, upon exercises of stock options during the three and nine months ended September 30, 2004. In addition, the Company issued 2,500 and 6,336 shares of its common stock during the three and nine months ended September 30, 2004, respectively, to employees participating in the Company's 1999 Employee Stock Purchase Plan.

4.    Restructuring

      In September, 2004, the Company reduced its workforce at its locations in New Haven, Connecticut; Herndon, Virginia; and Wilmington, North Carolina by 32 employees. As a result, the Company incurred approximately $78 in restructuring charges pertaining to severance and benefits payments.

      In March, 2004, the Company reduced its workforce at its locations in New Haven, Connecticut; Herndon, Virginia; Minneapolis, Minnesota and Wilmington, North Carolina by 62 employees. As a result, the Company incurred approximately $160 in restructuring charges pertaining to severance and benefits payments.

      During the three and nine months ended September 30, 2004, the Company charged approximately $137 and $429, respectively, against its restructuring reserves which related to facilities expense associated with the Company's vacated office space in Santa Cruz, California. The Company's restructuring reserve balance as of September 30, 2004, of approximately $111, represents estimated costs associated with such vacated facility and was included in the Company's accrued liabilities.

      The following table summarizes the additions and charges to the restructuring reserve from December 31, 2003 through September 30, 2004, and the remaining reserve balances at September 30, 2004.

                                                Restructuring Reserve
                                          ---------------------------------
                                           Facility
                                            Lease     Severance     Total
                                            -----     ---------     -----
            Balance December 31, 2003       $ 540       $  --       $ 540
            Additions to reserve            $  --       $ 238       $ 238
            Charges to reserve              $(429)      $(238)      $(667)
                                          ---------------------------------
            Balance September 30, 2004      $ 111       $  --       $ 111
                                          =================================

5.    Acquisitions

      In December of 2002, the U.S. Bankruptcy Court for the District of Delaware approved the Company's bid to purchase certain network assets, equipment and associated subscriber lines of NAS for $14,000, consisting of $9,000 in cash and $5,000 in a note payable to NAS. The Company closed the transaction on January 10, 2003, whereby it acquired certain of NAS' network assets, equipment in approximately 300 central offices and approximately 11,500 associated subscriber lines (the "NAS Assets") pursuant to an Amended and Restated Asset Purchase Agreement (the "NAS Asset Purchase

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Agreement"). Additionally, on January 10, 2003, the Company hired 78 employees formerly employed by NAS. No pre-closing liabilities were assumed in connection with the NAS transaction. The cash portion of the consideration was paid from the Company's existing cash. In accordance with the NAS Asset Purchase Agreement, the Company negotiated a $1,083 reduction in the cash paid at the closing, representing the Company's portion of January revenue that was billed and collected by NAS, bringing the net cash paid by the Company for the NAS Assets to $7,917.

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

      The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, "BUSINESS COMBINATIONS" ("SFAS No. 141"). The results of NAS' operations have been included in the consolidated financial statements since January 10, 2003 (the acquisition date). The estimated fair values of the acquired assets at the date of acquisition exceeded the purchase price and, accordingly, the acquired assets have been written down on a pro-rata basis by asset group to the purchase price of approximately $14,737 ($14,000 plus associated direct acquisition costs of approximately $737) as follows: (i) intangible assets pertaining to approximately 11,500 acquired subscriber lines of $1,480, (ii) property and equipment of $13,113 and (iii) inventory of $144. In July 2003, the Company paid $1,500 into escrow for the negotiated repurchase and cancellation of the $5,000 note issued by the Company to NAS as part of the purchase price for the NAS Assets. The payment was subject to approval by the bankruptcy court presiding over NAS' bankruptcy petition. On August 25, 2003, the court approved the transaction, and the $1,500 held in escrow was paid to NAS in full satisfaction of the note.

      With the acquisition of the NAS Assets on January 10, 2003, the Company acquired a number of end users, some of whom it serves indirectly through various ISPs. The Company sells its services to such ISPs who then resell the services to the end user. Accordingly, the Company has some increased exposure and concentration of credit risk pertaining to such ISPs, however, no individual customer accounted for more than 5% of revenue for the three and nine months ended September 30, 2004 and 2003 or more than 10% of accounts receivable at September 30, 2004 or December 31, 2003.

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

      TalkingNets provided voice and high-speed data services to businesses utilizing soft switched-based voice over Internet protocol ("VoIP") technology. The TalkingNets acquisition gave the Company the capability to offer business customers in the business-intensive Mid-Atlantic and Northeast regions a carrier-class integrated voice and data service that utilizes VoIP.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      On September 8, 2003, in accordance with the TalkingNets Asset Purchase Agreement, the Company completed its acquisition of the TalkingNets Assets. During the transition period, the Company included the net effect of cash collections from the proposed acquired customers less certain related operating costs of TalkingNets' operations in its statements of operations. This net effect for the three and nine months ended September 30, 2003, was approximately $159 and $394 in expense, respectively.

      The TalkingNets acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141. The results of TalkingNets' operations have been included in the Company's consolidated financial statements since September 8, 2003 (the closing date). The estimated fair values of the acquired assets at the date of acquisition exceeded the purchase price and, accordingly, the acquired assets have been written down on a pro-rata basis by asset group to the purchase price of approximately $829 ($726 plus associated direct acquisition costs of approximately $103) as follows: (i) certain accounts receivables of $55, (ii) intangible assets pertaining to approximately 90 acquired subscriber lines of $89, and (iii) property and equipment of $685.

      The following table sets forth the unaudited pro forma consolidated financial information of the Company, giving effect to the acquisition of NAS customers, as if the transaction had occurred at the beginning of the periods presented. Inclusion of the TalkingNets Assets would not materially change the reported unaudited pro forma results. The pro forma table is not applicable for the nine months ended September 30, 2004, as the results of the Company's acquisitions have been fully integrated into its operating results for the nine months ended September 30, 2004.

                                                                PRO FORMA
                                                            NINE MONTHS ENDED
                                                            SEPTEMBER 30, 2003
                                                            ------------------

      Pro forma revenue                                          $ 53,847
      Pro forma operating loss                                   $(22,452)
      Pro forma net loss                                         $(27,073)
      Pro forma net loss applicable to common stockholders       $(41,557)
      Pro forma net loss per share, basic and diluted            $  (0.62)

      Shares used in computing pro forma net loss
        Per share,  basic and diluted                           66,726,872

      The pro forma results are not necessarily indicative of the actual results of operations that would have been obtained had the acquisitions taken place at the beginning of the respective periods or the results that may occur in the future.

6.    Goodwill and Other Intangible Assets

      In accordance with SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," which became effective January 1, 2002, the Company has ceased to amortize approximately $8,482 of goodwill. In lieu of amortization, the Company completed its annual impairment review in December of 2003 and concluded that goodwill was not impaired. The Company will continue to perform annual impairment reviews unless a change in circumstances requires a review in the interim.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      The Company's identified intangible assets consist of customer lists, which are amortized over two years. Amortization expense of intangible assets for the three and nine months ended September 30, 2004 was approximately $211 and $745, respectively. For the three and nine months ended September 30, 2003, amortization expense was approximately $345 and $2,395, respectively. Accumulated amortization of customer lists as of September 30, 2004 and 2003 was $15,241 and $14,136, respectively. The expected future amortization of customer lists as of September 30, 2004 is $196 for the remainder of 2004 and $46 in 2005.

7.    Debt

      On January 10, 2003, the Company issued a $5,000 note to NAS in conjunction with its acquisition of the NAS Assets (Note 5). The Company negotiated the settlement of the note for $1,500, which settlement was approved by the bankruptcy court presiding over the sale of the NAS Assets on August 25, 2003 and resulted in a gain of $3,500 included in other income during the third quarter of 2003.

      The Company entered into a Revolving Credit and Term Loan Agreement, dated as of December 13, 2002 (the "Credit Agreement"), with a commercial bank providing for a revolving line of credit of up to $15,000 (the "Commitment"). Interest on borrowings under the Credit Agreement was payable at 0.5% percent above the Federal Funds Rate. The Company's ability to borrow amounts available under the Credit Agreement was subject to the bank's receipt of a like amount of guarantees from certain of the Company's investors and/or other guarantors. On February 3, 2003, the Company borrowed $6,100 under the Credit Agreement. As of March 3, 2003, certain of the Company's investors had guaranteed $9,100 under the Credit Agreement. On July 18, 2003, the Company repaid the $6,100 outstanding balance plus accrued interest and terminated the Credit Agreement. The Company wrote off approximately $184 of the related unamortized balance of loan origination fees during the second quarter of 2003.

      The Company entered into a Reimbursement Agreement (the "Reimbursement Agreement") and related Security Agreement, dated as of December 27, 2002, with VantagePoint Venture Partners III (Q), L.P., VantagePoint Venture Partners III, L.P., VantagePoint Communications Partners, L.P. and VantagePoint Venture Partners 1996, L.P. (collectively, "VantagePoint") and certain funds affiliated with Columbia Capital (collectively, "Columbia Capital") and other holders of or affiliates of holders of the Company's Series X Preferred Stock and Series Y Preferred Stock (the "Guarantors"). Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, VantagePoint and Columbia Capital issued guarantees in an aggregate amount of $6,100 to support certain obligations of the Company under the Credit Agreement. On July 18, 2003, in connection with the termination of the Credit Agreement, the guarantees, Reimbursement Agreement and related Security Agreement were terminated.

      Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, the Company issued warrants to purchase an aggregate of 12,013,893 shares of its common stock to VantagePoint and Columbia Capital, in consideration for their guarantees aggregating $6,100. All such warrants have a ten-year life and an exercise price of $0.50 per share. On March 26, 2003, the Company issued additional warrants, exercisable for ten years, to purchase a total of 936,107 shares of its common stock at $0.50 per share to VantagePoint and Columbia Capital, bringing the total number of warrants issued in connection with the Reimbursement Agreement to 12,950,000. On February 3,

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2003, the Company borrowed on the Credit Agreement and the Guarantors' guarantees of the loan under the Credit Agreement became effective.

      On February 3, 2003, the Company valued the 12,950,000 warrants issued to the Guarantors at $0.514 each, with a total value of approximately $6,656. The Company performed this valuation using a Black-Scholes valuation model with the following assumptions: (i) a risk free interest rate of 4.01% (the ten-year Treasury Rate), (ii) a zero dividend yield, (iii) a ten year expected life, (iv) an expected volatility of 153%, (v) an option exercise price of $0.50 per share and (vi) a current market price of $0.52 per share (the closing price of the Company's common stock on February 3, 2003). Since the warrants were issued in consideration for loan guarantees, which enabled the Company to secure financing at below market interest rates, the Company recorded their value as a deferred debt financing cost to be amortized to interest expense over the term of the loan (approximately 57 months) using the "Effective Interest Method" of amortization. On July 18, 2003, the Company repaid its outstanding loan balance that was secured by these loan guarantees and terminated the Credit Agreement. Accordingly, the Company wrote-off approximately $5,747 of the related unamortized balance of deferred financing costs to other expense during the second quarter of 2003.

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

      On July 18, 2003, the Company entered into a Note and Warrant Purchase Agreement (the "Note and Warrant Purchase Agreement") with Deutsche Bank AG London, acting through DB Advisors, L.L.C., as Investment Agent ("Deutsche Bank"), and VantagePoint (collectively, the "Senior Noteholders") relating to the sale of an aggregate of (i) $30,000 in senior secured promissory notes (the "2003 Notes") and (ii) warrants to purchase an aggregate of 157,894,737 shares of the Company's common stock for a period of three years at an exercise price of $0.38 per share (the "2003 Warrants"). The aggregate purchase price for the 2003 Notes and the 2003 Warrants was $30,000.

      Subject to the terms and conditions of the Note and Warrant Purchase Agreement, on July 18 2003, the Company issued to the Senior Noteholders the 2003 Notes in the aggregate principal amount of $30,000. Principal on the 2003 Notes is payable in a single payment on July 18, 2006. The 2003 Notes provide for an annual interest rate of 1.23%, payable in cash quarterly in arrears commencing on October 31, 2003, unless the Company elects to defer payment of such interest and pay it together with the principal amount of the 2003 Notes at maturity on July 18, 2006. Pursuant to the terms of the Agency, Guaranty and Security Agreement between the Company and certain of its subsidiaries, the Senior Noteholders and Deutsche Bank Trust Company Americas, as administrative agent ("DBTCA"), the Company's obligations under the 2003 Notes are secured by a security interest in a majority of the personal property and assets of the Company and certain of its subsidiaries. Interest expense accrued on the 2003 Notes for the nine months ended September 30, 2004 approximated $283. Total accrued interest on the 2003 Notes since inception is included in notes

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

payable and approximated $454 at September 30, 2004. Prior to the due date of the first interest payment, the Company elected to defer all interest payments until further notice.

      Subject to the terms and conditions of the Note and Warrant Purchase Agreement, on August 12, 2003, the Company issued Deutsche Bank a warrant to purchase 12,950,000 shares of its common stock. The Company issued the remaining 2003 Warrants to purchase an aggregate of 144,944,737 shares of its common stock to Deutsche Bank (105,471,053 shares) and VantagePoint (39,473,864 shares) on or about December 9, 2003. All of these 2003 Warrants were issued with an exercise price of $0.38 per share.

      On July 18, 2003, the Company recorded the transactions under the Note and Warrant Purchase Agreement in accordance with APB Opinion No. 14, "ACCOUNTING FOR CONVERTIBLE DEBT AND DEBT ISSUED WITH STOCK PURCHASE WARRANTS," whereby a fair value was ascribed to the 157,894,737 2003 Warrants issued to the Senior Noteholders (related to the Note and Warrant Purchase Agreement) together with the 2,260,909 warrants issued to VantagePoint (related to VantagePoint's increased guarantee under Amendment No. 1 to the Reimbursement Agreement) using a Black-Scholes valuation model with the following assumptions: (i) a risk free interest rate of 2.24% (three-year Treasury rate), (ii) a zero dividend yield,
(iii) a three-year life, (iv) an expected volatility of 152%, (v) a warrant option price of $0.38 per share for the 157,894,737 shares of common stock exercisable under the 2003 Warrants and $0.4423 per share for the 2,260,909 warrants issued in connection with VantagePoint's increased guarantee and (vi) a then current market price of $0.83 (the closing price of the Company's common stock on July 18, 2003) per share. A fair value was ascribed to the 2003 Notes using a present value method with a 19% discount rate. The relative fair value of the warrants representing 87% of the combined fair value of the warrants and the 2003 Notes was applied to the $30,000 proceeds to determine a note discount of approximately $26,063, which was recorded as a reduction to the notes payable and an increase to additional paid in capital. The note discount is being amortized to interest expense using the "Effective Interest Method" of amortization over the 36-month term of the 2003 Notes. For the year ended December 31, 2003, approximately $1,266 of this note discount had been amortized to interest expense. For the nine months ended September 30, 2004, approximately $3,355 of this note discount had been amortized to interest expense and at September 30, 2004, the remaining unamortized discount was $21,442.

      The proceeds from the sale of the 2003 Notes and 2003 Warrants will be (and portions already have been) used by the Company for general corporate purposes, including acquisitions, the roll out of the Company's integrated voice and data service product offering and repayment of certain debt and lease obligations. The Company paid approximately $10,200 for the complete repayment of approximately $14,600 of its debt and lease obligations.

      On July 18, 2003, in connection with the Note and Warrant Purchase Agreement, the Company, the Senior Noteholders and certain of the stockholders of the Company entered into an Amended and Restated Stockholders Agreement, which provided for rights relating to the election of directors, the registration of the Company's common stock and certain protective provisions. On July 22, 2004, the Company and the Senior Noteholders entered into a Second Amended and Restated Stockholders Agreement in connection with a recapitalization transaction (Notes 3 and 9). The Second Amended and Restated Stockholders Agreement provides for the election of directors and grants certain rights relating to the registration of the Company's common stock.

      In February 2004, Columbia Capital exercised the remaining warrants it held to purchase 1,358,025 shares of the Company's common stock at an exercise price of $0.50 per share. Columbia

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Capital effected this exercise through a cashless exchange that resulted in the issuance of 413,160 shares of the Company's common stock to Columbia Capital. The cashless exchange was accomplished by deducting the per share exercise price from the per share fair market value of the Company's common stock and multiplying the differential times the total warrants to determine the aggregate excess of the fair market value over the exercise price; which number was then divided by the per share fair market value of the Company's common stock to arrive at the number of shares issued. The fair market value of the Company's common stock of $0.72 was determined in accordance with the warrant agreement by calculating the average of the closing prices for the five days immediately preceding the exercise date.

8.    Commitments and Contingencies

COMMITMENTS

      In July 2003, the Company paid $2,600 in full settlement of certain outstanding capital lease obligations approximating $3,728. The difference between the lease carrying value and the purchase price of the assets, approximately $1,128, was recorded as a reduction of the carrying value of the assets acquired under the lease obligation.

      Effective May 1, 2003, the Company entered into a 35 month lease for office space in Herndon, Virginia. Under the Company's facility operating leases, minimum office facility operating lease payments are approximately $502 for the remainder of 2004, $541 in 2005, $233 in 2006, $169 in 2007 and $28 in
2008. The Company also has long-term purchase commitments with MCI and other vendors for data transport and other services with minimum payments due even if its usage does not reach the minimum amounts. Minimum payments under its long-term purchase commitments are approximately $1,650 in 2004. The amounts remaining under long-term purchase commitments are $300 as of September 30, 2004.

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

      During the third and fourth quarters of 2003, the Series Y Investors converted 14,000 shares of Series Y Preferred Stock into 35,140,012 shares of the Company's common stock (including shares of common stock issued in lieu of cash to pay accrued dividends on the Series Y Preferred Stock).

      In January 2004, VantagePoint converted 6,000 shares of Series X Preferred Stock into 33,333,333 shares of the Company's common stock at a conversion price of $0.18 per share and, in accordance with the terms of the Series X Preferred Stock, the Company elected to pay accrued dividends approximating $1,560 by issuing 2,316,832 shares of its common stock, calculated based on the average fair market value for the ten days preceding the conversion of $0.67 per share.

      In February 2004, the Series Y Investors converted the remaining 1,000 shares of Series Y Preferred Stock were converted into 2,260,910 shares of the Company's common stock at a conversion price of $0.4423 per share and, in accordance with the terms of the Series Y Preferred Stock, the Company elected to pay accrued dividends approximating $221 by issuing 309,864 shares of its common stock, calculated based on the average fair market value for the ten days preceding the conversion of $0.71 per share.

      As a result of the above described conversions of 6,000 shares of Series X Preferred Stock and 1,000 shares of Series Y Preferred stock in 2004, the Company was required to accelerate the unaccreted beneficial conversion feature related to such shares, which amounted to an additional $2,850 of preferred stock accretion charged in the first quarter of 2004.

      On July 22, 2004, the Company entered into a Recapitalization Agreement with VantagePoint, the holder of all of the then remaining issued and outstanding shares of Series X Preferred Stock (the "Recapitalization Agreement"). In accordance with the Recapitalization Agreement, the remaining 14,000 shares of Series X Preferred Stock were converted into 77,777,775 shares of the Company's common stock at a conversion price of $0.18 per share and, in accordance with the terms of the Series X Preferred Stock, the Company elected to pay accrued dividends approximating $4,040 by issuing an additional 11,710,142 shares of its common stock at a per share price of $0.345, calculated based on the average fair market value for the ten days ending three days preceding the conversion. As a result of these conversions, the Company was required to accelerate the unaccreted beneficial conversion feature related to such converted shares, which resulted in $4,812 of preferred stock accretion charged in the third quarter of 2004.

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      For the nine months ended September 30, 2004, there was $7,662 of additional preferred stock accretion related to the conversion of 20,000 shares of Series X Preferred Stock and the conversion of 1,000 shares of Series Y Preferred Stock.

      The Series X Preferred Stock and Series Y Preferred Stock activity during the nine months ended September 30, 2004 is summarized as follows:

                                                                               MANDATORILY
                                                                 REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                                           --------------------------------------------------
                                                                  SERIES X                    SERIES Y
                                                           ----------------------      ----------------------
                                                            SHARES        AMOUNT        SHARES        AMOUNT
                                                           --------      --------      --------      --------
Balance December 31, 2003                                    20,000      $ 16,231         1,000      $    788

Conversion Series X and Y Preferred Stock
to common stock                                             (20,000)      (20,000)       (1,000)       (1,000)

Payment of dividends on converted Series X and Y
Preferred Stock                                                --          (5,600)         --            (221)

Accrued dividends on Series X and Y Preferred Stock            --             940          --              10

Accretion of beneficial conversion feature of Series X
  and Y Preferred Stock                                        --           8,429          --             423

                                                           --------      --------      --------      --------
Balance September 30, 2004                                     --        $   --            --        $   --
                                                           ========      ========      ========      ========

The Series X Preferred Stock and Series Y Preferred Stock activity during the nine months ended September 30, 2003 is summarized as follows:

                                                                               MANDATORILY
                                                                 REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                                           --------------------------------------------------
                                                                  SERIES X                    SERIES Y
                                                           ----------------------      ----------------------
                                                            SHARES        AMOUNT        SHARES        AMOUNT
                                                           --------      --------      --------      --------
Balance December 31, 2002                                    20,000      $  8,741       15,000      $  5,381

Conversion Series Y Preferred Stock to common stock            --            --         (9,950)       (9,950)

Payment of dividends on converted Series Y
Preferred Stock                                                --            --           --          (1,793)

Accrued dividends on Series X and Y Preferred Stock            --           1,800         --           1,345

Accretion of beneficial conversion feature of Series X
  and Y Preferred Stock                                        --           4,336         --           7,003

Preferred stock reclassification                               --            --           --           1,394
                                                           --------      --------     --------      --------
Balance September 30, 2003                                   20,000      $ 14,877        5,050      $  3,380
                                                           ========      ========     ========      ========

      In accordance with the above described Recapitalization Agreement, the Company issued to VantagePoint 14,000 shares of Series Z Preferred Stock, with a liquidation preference of $1,120 per share ($15,680 in the aggregate) and a total fair value of $2,630 (further discussed below). The Series Z Preferred Stock was issued to VantagePoint in the recapitalization to induce them to convert their remaining 14,000 shares of Series X Preferred Stock and to preserve, for a period up to four

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

years, VantagePoint's liquidation preference rights, which would otherwise have terminated upon such conversion. VantagePoint will have the right to a liquidation preference on the shares of Series Z Preferred Stock it holds in the event of any liquidation, dissolution or winding up of the Company (including a transaction approved in advance by the board of directors of the Company for:
(i) the sale of the Company to another entity in a reorganization, merger, consolidation or otherwise, if following such transaction or series of transactions the holders of the outstanding voting power of the Company prior to such transaction would own less than a majority of the voting power of the surviving entity or (ii) the sale of substantially all of the assets of the Company). The Series Z Preferred Stock does not contain any conversion or mandatory redemption provisions, nor does it have any special dividend or special voting rights. The Series Z Preferred Stock's liquidation preference will be eliminated, and the shares of Series Z Preferred Stock cancelled, on July 18, 2008. In addition, the liquidation preference amount shall be reduced upon the occurrence of the following events:

     o if the Company is subject to a petition under the U.S. Bankruptcy Code and VantagePoint has sold more than 39 million shares, but less than 58 million shares, of the Company's common stock issued in connection with the transactions contemplated by the Recapitalization Agreement, then the liquidation preference shall be reduced to $8,680 in the aggregate;

     o upon the first of any of the following, the liquidation preference shall be reduced to $0 in the aggregate and the Series Z Preferred Stock shall be cancelled:

          o    July 18, 2008;

          o the Company is subject to a petition under the U.S. Bankruptcy Code and VantagePoint has sold more than 58 million shares of the Company's common stock issued in connection with the transactions contemplated by the Recapitalization Agreement;

          o    VantagePoint owns more than 50% of the Company's common stock; or

          o the Company's common stock closes above $1.50 per share for 45 consecutive trading days.

      The Company has recorded the $2,630 fair value of Series Z Preferred Stock in the equity section of its statement of financial position, and included that amount as a charge in the calculation of net income available to common stockholders.

      The fair value of the Series Z Preferred Stock of $2,630 was determined based on a number of factors including, but not limited to: (i) review of the Recapitalization Agreement and the Certificate of Designation of the Series Z Preferred Stock, (ii) consideration of the Company's historical financial results, (iii) review of certain criteria for similar companies obtained from published sources, and (iv) the use of probability analyses.

10.   Related Party Transactions

      During the first nine months of 2004, VantagePoint converted 20,000 shares of Series X Preferred Stock into 125,138,082 shares of the Company's common stock (inclusive of shares of common stock issued in lieu of cash to pay accrued dividends on the Series X Preferred Stock). As of September 30, 2004, and as more fully described in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, VantagePoint held warrants to purchase approximately 53,326,568 shares of the Company's common stock. In addition, as of September 30, 2004, VantagePoint owned 93,070,036 shares of the

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Company's common stock. As a result, VanatagePoint beneficially owned the equivalent of 146,396,604 shares of the Company's common stock as of September 30, 2004. Currently, two affiliates (James Marver and Duncan Davidson) and one former affiliate (William J. Marshall) of VantagePoint are members of the Company's Board of Directors. Further, Michael Yagemann, a member of the Company's Board of Directors through July 7, 2004, was also affiliated with VantagePoint.

      As of September 30, 2004, as a result of the July 2003 $30,000 financing transaction, and as more fully described in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, Deutsche Bank held warrants issued to acquire approximately 118,421,053 shares of the Company's common stock. William
J. Marshall and Roderick Glen MacMullin, two of the Company's current directors, are affiliated with entities that provide investment advisory services to Deutsche Bank. Further, Roger Ehrenberg, a member of the Company's Board of Directors until September 8, 2004, was formerly affiliated with DB Advisors, L.L.C.

      During the third and fourth quarters of 2003, as more fully described in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, the Series Y Investors (including Columbia Capital) converted 14,000 shares of Series Y Preferred Stock into 35,140,012 shares of the Company's common stock (including shares of common stock issued to pay accrued dividends on the Series Y Preferred Stock). As of December 31, 2003, funds affiliated with one remaining Series Y Investor (Charles River Partnership, L.P.) owned 1,000 shares of Series Y Preferred Stock, which were converted into 2,570,774 shares of the Company's common stock (including shares of common stock issued in lieu of cash to pay accrued dividends on the Series Y Preferred Stock) in February, 2004 (Note 9). In addition, in February 2004, Columbia Capital exercised their remaining warrants to purchase 1,358,025 shares of the Company's common stock at an exercise price of $0.50 per share in a cashless exchange which resulted in the issuance of 413,160 shares of the Company's common stock to Columbia Capital (Note 7). An affiliate of Columbia Capital, Harry Hopper, was a member of the Company's Board of Directors until August 5, 2003.

11.   Subsequent Events

      On October 7, 2004, the Company closed a financing transaction with Laurus, pursuant to which the Company sold to Laurus convertible notes and a warrant to purchase common stock of the Company. The securities issued to Laurus were a $4,250 Secured Convertible Minimum Borrowing Note (the "MB Note"), a $750 Secured Revolving Note (the "Revolving Note" and, together with the MB Note, the "Laurus Notes"), and a Common Stock Purchase Warrant to purchase 1,143,000 shares of the Company's common stock (the "Laurus Warrant"). As part of the financing transaction with Laurus, the Company paid Laurus a closing fee of $163. The Company's obligations under the Laurus Notes are secured by a security interest and first priority lien on certain trade accounts receivable of the Company.

      The Company and Laurus had placed the transactions and funds into escrow on August 31, 2004, pending the Company's procurement of a waiver of certain rights of its Senior Noteholders, represented by DBTCA, and agreement from such noteholders to subordinate their lien on trade accounts receivable of the Company to the lien granted to Laurus. On October 7, 2004, the Company reached agreement with Laurus and the Senior Noteholders on subordination terms and the initial financing proceeds of $4,250 were released from escrow to a Company account with DBTCA. The

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Company's withdrawal and use of such financing proceeds are subject to the prior approval of DB Advisors L.L.C., as advisor to Deutsche Bank, and DBTCA.

      The Laurus Notes mature on August 1, 2006. Annual interest on the Laurus Notes is equal to the prime rate published in The Wall Street Journal from time to time, plus two percent, provided, that, such annual rate of interest on the Laurus Notes may not be less than six percent or more than seven percent. Notwithstanding the six percent interest rate floor, the interest rate on the Laurus Notes will be decreased two percent per annum for each 25% increase in the price of the Company's common stock above $0.28 per share, if, at that time, the Company has on file with the SEC a registration statement for the shares of common stock issued or issuable upon conversion of the MB Note and upon exercise of the Laurus Warrant and, if not, the interest rate will be decreased one percent per annum for each 25% increase in the price of the Company's common stock above $0.28 per share. Any change in the interest rate on the Laurus Notes will be determined on a monthly basis. In no event will the interest rate on the Laurus Notes be less than 0.00%. Interest on the Laurus Notes is payable monthly in arrears on the first day of each month during the term of the Laurus Notes.

      The initial fixed conversion price under the Laurus Notes is $0.28 per share. The initial conversion price and the number of shares of the Company's common stock issuable upon conversion of the each of the Laurus Notes are subject to adjustment in the event that the Company reclassifies, subdivides or combines its outstanding shares of common stock or issues additional shares of its common stock as a dividend on its outstanding shares of common stock. The fixed conversion price is subject to anti-dilution protection adjustments, on a weighted average basis, upon the Company's issuance of additional shares of common stock at a price that is less than the then current fixed conversion price. Subject to certain limitations, Laurus may, at any time, convert the outstanding indebtedness of each of the Laurus Notes into shares of the Company's common stock at the then applicable conversion price. Subject to certain trading volume and other limitations, the MB Note will automatically convert at the then applicable conversion price into shares of the Company's common stock if, at any time while an effective registration statement under the Securities Act for the resale of the Company's common stock underlying the MB Note and Laurus Warrant is outstanding, the average closing price of the Company's common stock for ten consecutive trading days is at least $0.31, subject to certain adjustments. The Revolving Note is potentially convertible into more than $750 worth of the Company's common stock, depending upon the amount of aggregate borrowings by the Company under the Revolving Note and the amount of conversions by Laurus.

      The Laurus Warrant grants Laurus the right to purchase up to 1,143,000 shares of the Company's common stock at an exercise price of $0.35 per share. On October 7, 2004, the Company also issued a warrant to purchase 178,571 shares of the Company's common stock at an exercise price of $0.35, and made a cash payment of approximately $38, to TN Capital Equities, Ltd., as compensation for TN Capital Equities, Ltd.'s having served as the placement agent in the financing transaction with Laurus. The Laurus Warrant and the warrant issued to TN Capital Equities, Ltd. each expire on August 31, 2009. Under the terms of the Minimum Borrowing Note Registration Rights Agreement, Laurus has been afforded certain registration rights with respect to the shares of the Company's common stock underlying the MB Note and the Laurus Warrant. TN Capital Equities, Ltd. was also afforded piggyback registration rights for the shares of the Company's common stock underlying the warrant it received. The exercise price and number of shares of common stock issuable upon exercise of the Laurus Warrant or the warrant issued to TN Capital Equities, Ltd. are subject to adjustment in the event that the Company issues additional shares of its common stock as a dividend or distribution on its outstanding shares of common stock, subdivides its outstanding shares of common stock or combines its outstanding shares of common stock into a

                                  DSL.NET, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

smaller number of shares of common stock. These warrants do not contain any economic anti-dilution provision that would otherwise provide for adjustment to the exercise price or number of shares of common stock into which these warrants are exercisable in the event of further issuances of the Company's common stock or securities convertible into common stock for a consideration per share less than the per share exercise price of these warrants. On November 5, 2004, the Company filed with the SEC a preliminary registration statement on Form S-3 covering the potential resale of the shares of common stock underlying the MB Note, Laurus Warrant and the warrant issued to TN Capital Equities, Ltd.

      Under American Stock Exchange rules and regulations, the aggregate number of shares of common stock issuable by the Company upon conversion by Laurus of the principal and interest due on the Laurus Notes and exercise by Laurus of the Laurus Warrant may not exceed 19.99% of the total issued and outstanding shares of the Company's common stock as of October 7, 2004 (the closing date of the financing transaction), unless the Company's stockholders first approve that issuance in excess of 19.99%. The agreement pursuant to which Laurus purchased the Laurus Notes and Laurus Warrant provides that if conversion of the Laurus Notes and/or exercise of the Laurus Warrant by Laurus would result in the issuance of more than 19.99% of the outstanding shares of the Company's common stock, the Company is required to solicit stockholder approval of the issuance of shares in excess of 19.99% at its then next regularly scheduled stockholder meeting and the Company is not obligated to issue those shares until such stockholder approval is obtained.

      In exchange for agreement by the Senior Noteholders to subordinate to Laurus their prior lien on certain of the Company's accounts receivable, the Company issued warrants to the Senior Noteholders (the "2004 Warrants"), allocated ratably in accordance with the Senior Noteholders' interests in the Company's July 2003 note and warrant financing, to purchase up to an aggregate of 19,143,000 shares of common stock. The 2004 Warrants expire on July 18, 2006 and are exercisable only upon approval by the Company's stockholders and solely in the event of a change of control of the Company where the price paid per share of common stock or the value per share of common stock retained by the Company's common stockholders in any such change of control (the "Change of Control Price") is less than the then current per share exercise price of the 2003 Warrants. The exercise price of the 2004 Warrants will be calculated at the time of a qualifying change of control of the Company, if any, and will be equal to the Change of Control Price. The Senior Noteholders have been afforded certain registration rights with regard to the 2004 Warrants. However, the potential resale of the shares underlying the 2004 Warrants have not been included in the preliminary registration statement filed with the SEC on Form S-3 on November 5, 2004. As a condition to the Company's issuance of the 2004 Warrants, the Senior Noteholders waived any anti-dilution rights to which they might otherwise be entitled under all warrants previously issued to the Senior Noteholders resulting from the issuance or exercise of the 2004 Warrants.

      To the knowledge of the Company, neither Laurus nor any of its affiliates maintains or has maintained in the past any affiliation with the Company or its officers, directors or affiliates. The Senior Noteholders currently have representatives serving as directors on the Company's Board of Directors.

      Management will finalize its assessment of the accounting impact of the financing transaction with Laurus and will report on it in its Annual Report on Form 10-K for the year ending December 31, 2004.

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

OVERVIEW

OUR BUSINESS

      We provide high-speed data communications, Internet access, and related services to small and medium sized businesses and branch offices of larger businesses and their remote office users, throughout the United States, primarily utilizing digital subscriber line ("DSL") and T-1 technology. In September 2003, we expanded our service offerings to business customers in the Washington, D.C. metropolitan region to include integrated voice and data services using voice over Internet protocol technology ("VoIP"). In February 2004, we introduced our VoIP and data bundles in the New York City metropolitan area. Our networks enable data transport over existing copper telephone lines at speeds of up to 1.5 megabits per second. Our product offerings also include Web hosting, domain name system management, enhanced e-mail, on-line data backup and recovery services, firewalls, nationwide dial-up services, private frame relay services and virtual private networks.

      We sell directly to businesses through our own sales force utilizing a variety of sales channels, including referral channels such as local information technology professionals, application service providers and marketing partners. We also sell directly to third party resellers whose end users are typically business-class customers. We deploy our own local communications equipment primarily in select first and second tier cities. In certain markets where we have not deployed our own equipment, we utilize the local facilities of other carriers to provide our service.

OUR GROWTH STRATEGY

      In addition to our sales and marketing efforts, our strategic goals have historically been focused on accelerating our growth and expanding our network and customer base through select acquisitions of customer lines, assets and/or businesses. During 2003, we completed the following strategically significant acquisitions:

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

      o In September 2003, we acquired substantially all of the assets and subscribers of TalkingNets (as defined below), a voice and data communications provider that offered soft switched-based VoIP and high-speed data services to businesses. This acquisition gave us the capability to offer business customers in the business-intensive Mid-Atlantic and Northeast

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

          regions a carrier-class integrated voice and data service that utilizes VoIP.

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

      During the third quarter of 2004, we began the implementation of a new sales and marketing strategy, re-directing our focus from our historic emphasis on the telemarketing to small and mid-sized business customers of Internet and data services by our sales representatives to the sale of Internet access and data services to multi-line accounts and the sale of higher-margin services, including our integrated voice and data services, which we hope to further expand through wholesale VoIP channels in the future.

OUR CASH FINANCINGS AND CONSTRAINTS

      We have not been able to finance our operations from cash provided by operations. Net cash used in our operating activities was approximately $8,878 during the first nine months of 2004 and $13,715 for the full year 2003. We have reduced our cash used in operating activities over the last three calendar years. These reductions have been achieved mainly as a result of:

      o reduced operational expenses (network, operations, selling, general and administrative expenses), primarily resulting from our restructuring and cost containment efforts (discussed below), combined with;

      o increased revenues and related margins, resulting primarily from acquisitions.

      We also have incurred operating losses and net losses for each month since our formation in 1998. For the first nine months of each of 2004 and 2003, we had operating losses of approximately $15,350 and $22,479, respectively. As of September 30, 2004 and December 31, 2003, we had accumulated deficits of approximately $338,321 and $319,488, respectively.

      In addition, our growth strategies have required significant capital and cash investments. Our operating cash shortfalls and investments have been financed principally with the proceeds from the sale of stock and from borrowings, including equipment lease financings. Our most significant recent financings occurred in October 2004 and July 2003. In October 2004, we closed a financing transaction, pursuant to which we sold convertible notes and a warrant to purchase common stock for an aggregate of $5,000, of which $4,250 was borrowed at closing (the remaining $750 being made available to be drawn down by us under a revolving credit facility). Our withdrawal and use of the financing proceeds from this transaction are subject to the prior approval of certain of our senior secured noteholders. In July 2003, we entered into a note and warrant purchase agreement for the sale of $30,000 in senior secured promissory notes and issuance of warrants to purchase 157,894,737

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

shares of our common stock at an exercise price of $0.38 per share for an aggregate purchase price for the notes and warrants of $30,000. We used approximately $10,200 of the proceeds from this financing to prepay (at a discount) approximately $14,600 in pre-existing debt and lease obligations.

      We expect our operating losses, net operating cash outflows and capital expenditures to continue throughout 2004 and into 2005. Our business plan includes additional operational cost savings to be obtained from streamlining our network and the reduction of discretionary and controllable costs. During the last quarter of 2003 and the first nine months of 2004, we implemented cost reduction measures, including a reduction-in-force of 62 employees on March 25, 2004 and a reduction in force of 32 employees on September 21, 2004. Based on our current business plan and projections (excluding the proceeds from the October 2004 financing referred to above, the use of which is subject to the prior approval of certain of our senior secured noteholders), we believe that our existing cash and cash expected to be generated from operations will be sufficient to fund our operating losses, capital expenditures, lease payments, and working capital requirements into the fourth quarter of 2004. Failure to generate sufficient revenues, contain certain discretionary spending, obtain approval to use the proceeds from the October 2004 financing referred to above, or achieve certain other business plan objectives could have a material adverse affect on our results of operations, cash flows and financial position, including our ability to continue as a going concern.

      We intend to use our cash resources to finance our capital expenditures and for our working capital and other general corporate purposes. We may also use a portion of our cash resources to pursue strategic opportunities and may need additional funding to carry out such activities. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including market acceptance of our services, revenue growth, planned capital expenditures, cash generated from operations, improvements in operating productivity, the availability, timing and feasibility of strategic opportunities and the availability and terms of any additional funding.

      Our cash requirements may vary based upon the timing and the success of implementation of our business plan or if:

      o demand for our services or our cash flow from operations is less than or more than expected;

      o   our plans or projections change or prove to be inaccurate;

      o we make strategic acquisitions or pursue other strategic opportunities;

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

      o availability, timing and feasibility of strategic opportunities , and our ability to capitalize on and integrate such opportunities;

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

      o favorable outcome of federal and state regulatory proceedings and related judicial proceedings, including proceedings relating to the 1996 Telecommunications Act and the new rules expected to be issued by the Federal Communications Commission (the "FCC"), in respect to those portions of the FCC's Triennial Review Order vacated and remanded by the D.C. Circuit Court in March 2004;

      o our ability to gain access to the proceeds from our October 2004 convertible notes and warrant financing, the use of which is subject to the prior approval of certain of our senior secured noteholders; and

      o our ability to raise sufficient additional debt, equity or other capital on acceptable terms, if at all.

      There can be no assurance that we will be able to achieve our business plan objectives or that we will achieve or maintain cash flow positive operating results. If we are unable to generate adequate funds from our operations, or gain access to the proceeds from our October 2004 convertible notes and warrant financing, the use of which is subject to the prior approval of certain of our senior secured noteholders, or raise additional capital, we may not be able to continue to operate our network, respond to competitive pressures or fund our operations. As a result, we may be required to significantly reduce, reorganize, discontinue or shut down our operations. Our financial statements do not include any adjustments that might result from this uncertainty.

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

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      We evaluate our estimates on an on-going basis. The most significant estimates relate to revenue recognition, goodwill and other long-lived assets, the allowance for doubtful accounts, taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

      The following is a brief discussion of the critical accounting policies and methods and the judgments and estimates used by us in their application:

REVENUE RECOGNITION

      We recognize revenue in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, "REVENUE RECOGNITION." SAB No. 104's primary purpose is to rescind guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force ("EITF") Issue No. 00-21, "REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES." SAB No. 104's wording has not changed SAB No. 101's four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees.

      Revenue is recognized pursuant to the terms of each contract on a monthly service fee basis, which varies based on the speed of the customer's Internet connection and the services ordered by the customer. The monthly fee includes phone line charges, Internet access charges, the cost of the equipment installed at the customer's site and the other services we provide, as applicable. Revenue that is billed in advance of the services provided is deferred until the services are rendered. Revenue related to installation charges is also deferred and amortized to revenue over 18 months. Related direct costs incurred (up to the amount of deferred revenue) are also deferred and amortized to expense over 18 months. Any excess direct costs over installation charges are charged to expense as incurred. In certain instances, we negotiate credits and allowances for service related matters. We establish a reserve against revenue for credits of this nature based on historical experience. From time to time we offer sales incentives to our customers in the form of rebates toward select installation services and customer premise equipment. We record a liability based on historical experience for such estimated rebate costs, with a corresponding reduction to revenue and deferred revenue, as applicable.

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

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

      With the acquisition of the NAS Assets on January 10, 2003, we acquired a number of end users, some of whom we service indirectly through various ISPs. We sell our services to such ISP's who then resell such services to the end users. We have some increased exposure and concentration of credit risk pertaining to such ISPs. However, no individual customer accounted for more than 5% of revenue throughout 2003 or during the first nine months of either 2004 or 2003 or more than 10% of accounts receivable at September 30, 2004 or December 31, 2003.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INVENTORY

      Inventories consist of modems and routers (generally referred to as customer premise equipment) that we either sell or lease to customers and are required to establish a high-speed DSL or T-1 digital connection. Inventories are stated at the lower of cost or market. Cost of inventory is determined on the "first-in, first-out" or average cost methods. We establish inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments and other factors.

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

      We have not generated any taxable income to date and, therefore, have not paid any federal income taxes since inception. Our state and federal net operating loss carryforwards begin to expire in tax years 2004 and 2019, respectively. Use of our net operating loss carryforwards may be subject to significant annual limitations resulting from a change in control due to securities issuances including without limitation our sales of Series X Preferred Stock and Series Y Preferred Stock in 2001 and 2002 and from the sale of $30,000 in notes and warrants in July 2003. We are currently assessing the potential impact on our net operating loss carryforwards resulting from these transactions. We have provided a valuation allowance for the full amount of the net deferred tax asset since management has not determined that these future benefits will more likely than not be realized.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

      We have issued various financial debt and/or equity instruments, some of which have required a determination of their fair value, where quoted market prices were not published or readily available. We base our determinations on valuation techniques that require judgments and estimates. From time to time, we may hire independent valuation specialists to perform and or assist in the fair value determination of such instruments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In September 2004, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 04-10 "Applying Paragraph 19 of FASB Statement No. 131, 'DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION', in Determining whether to Aggregate Operating Segments that do not Meet the Quantitative Thresholds". EITF No. 04-10 presents guidelines for two alternative approaches in determining whether to aggregate operating segments and is effective for fiscal years ending after October 13, 2004. We have determined that EITF No. 04-10 will not have an impact on our operating segment disclosures.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

RESULTS OF OPERATIONS

      REVENUE. Revenue is recognized pursuant to the terms of each contract on a monthly service fee basis, which varies based on the speed of the customer's broadband connection and the services ordered by the customer. The monthly fee includes all phone line charges, Internet access charges, the cost of any leased equipment installed at the customer's site and the other services we provide, as applicable. Revenue that is billed in advance of the provision of services is deferred until the services are provided. Revenue related to installation charges is deferred and amortized to revenue over 18 months, which is approximately the average customer life of the existing customer base. Related direct costs incurred (up to the amount of deferred revenue) are also deferred and amortized to expense over 18 months. Any excess direct costs over installation charges are charged to expense as incurred. In certain instances, we negotiate credits and allowances for service related matters. We establish a reserve against revenue for credits of this nature based on historical experience. From time to time we offer sales incentives to our customers in the form of rebates toward select installation services and customer premise equipment. We record a liability based on historical experience for such estimated rebate costs, with a corresponding reduction to revenue and deferred revenue, as applicable.

      Revenue for the three months ended September 30, 2004 decreased by 8% to approximately $16,827, from approximately $18,227 for the three months ended September 30, 2003. This decrease in revenue was primarily attributable to a decrease in subscriber lines during the third quarter of 2004. Revenue for the nine months ended September 30, 2004 decreased by 1% to approximately $52,333 from approximately $53,089 for the nine months ended September 30, 2003, and was primarily attributable to a decrease in subscriber lines.

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

      Network expenses for the three months ended September 30, 2004 decreased to approximately $11,404, from approximately $13,070 for the three months ended September 30, 2003. This decrease of approximately $1,666 was primarily attributable to decreases in telecommunications expenses of approximately $1,239, decreases in installation subcontractor and outside services expenses of approximately $326, decreases in personnel expenses of approximately $75, decreases in other equipment costs of approximately $176 and decreases in other miscellaneous expenses of approximately $9, partially offset by increases in other installation costs of approximately $159. For the nine months ended September 30, 2004, network expenses decreased to approximately $35,549, from approximately $38,412 for the nine months ended September 30, 2003. This decrease of approximately $2,863 was primarily attributable to decreases in telecommunications expenses of approximately $2,825, decreases in other equipment costs of approximately $242, decreases in installation subcontractor and outside services expenses of approximately $320 and decreases in other miscellaneous expenses of approximately $112, partially offset by increases in other installation costs of approximately $636. The above described reductions in network expenses for the three and nine months ended September 30, 2004 were primarily attributable to closure of certain duplicative central office locations that resulted from the NAS acquisition and decreases in installation subcontractor expense resulting from a decrease in new subscriber lines.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      Costs incurred for high speed lines that we lease from incumbent local exchange carriers that connect our central office equipment and our network may also increase if the impending new rules to be issued by the FCC in respect to those portions of the FCC's Triennial Review Order vacated and remanded by the D.C. Circuit Court are unfavorable to us and other competitive local exchange carriers.

      OPERATIONS EXPENSES. Our operations expenses include costs related to customer care, customer provisioning, customer billing, customer technical assistance, purchasing, headquarters facilities operations, operating systems maintenance and support and other related overhead expenses.

      Operations expenses for the three months ended September 30, 2004 decreased to approximately $2,380, from approximately $3,060 for the three months ended September 30, 2003. This decrease of approximately $680 was primarily attributable to decreases in personnel expenses of approximately $309, decreases in equipment expenses of approximately $108, decreases in telecommunication expense of approximately $88, decreases in license expense of approximately $55, decreases in office expenses of approximately $32 and decreases in other miscellaneous expenses of approximately $88. For the nine months ended September 30, 2004, operations expense decreased to approximately $8,001 from approximately $8,935 for the nine months ended September 30, 2003. This decrease of approximately $934 was primarily attributable to decreases in personnel expenses of approximately $516 (resulting from our reduction in force during the first quarter of 2004), decreases in equipment expenses of approximately $236, decreases in telecommunication expenses of approximately $92, decrease in office expenses of approximately $58 and decreases in other miscellaneous expenses of approximately $157, partially offset by increases in outside services of approximately $125.

      GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of costs relating to human resources, finance, executive, administrative services, recruiting, insurance, legal and auditing services, leased office facilities rent and bad debt expenses.

      General and administrative expenses were approximately $3,210 for the three months ended September 30, 2004, compared to approximately $2,618 for the three months ended September 30, 2003. This increase of approximately $592 was primarily due to increased professional service fees of approximately $575, increased personnel expenses of approximately $70, increased travel expense of approximately $38, increased equipment expense of approximately $64, increased license expense of approximately $48 and increased other miscellaneous expenses of approximately $73, partially offset by decreased bad debt expense of approximately $276. For the nine months ended September 30, 2004, general and administrative expenses were approximately $9,661 compared to approximately $8,891 for the nine months ended September 30, 2003. This increase of approximately $770 was primarily due to increased professional service fees of approximately $1,236, increased personnel expenses of approximately $111, increased license expense of approximately $97, increased equipment expense of approximately $60, increased public reporting expense of approximately $29 and increased other miscellaneous expenses of approximately $172, partially offset by decreased bad debt expense of approximately $767, and decreased facilities expense of approximately $168.

      SALES AND MARKETING. Our sales and marketing expenses consist primarily of expenses for personnel, the development of our brand name, promotional materials, direct mail advertising and sales commissions and incentives.

      Sales and marketing expenses for the three months ended September 30, 2004, were approximately $993, compared to approximately $2,116 for the three months ended September 30, 2003. This decrease in sales and marketing expenses of approximately $1,123 was primarily attributable to decreased salaries, benefits and commissions of approximately $772, decreased advertising expenses of approximately $299, and decreased other miscellaneous expenses of

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

approximately $52. For the nine months ended September 30, 2004, sales and marketing expenses were approximately $4,515, compared to approximately $6,238 for the nine months ended September 30, 2003. This decrease of approximately $1,723 was primarily attributable to decreased salaries, benefits and commissions of approximately $1,178, decreased advertising expense of approximately $448, and decreased other miscellaneous expenses of approximately $97.

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

      Non-cash stock compensation expense was $0 for the three months ended on each of September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, non-cash stock compensation expense was $0 and approximately $438, respectively. As of December 31, 2003, all non-cash stock compensation had been fully amortized and there were no remaining balances.

      As of September 30, 2004 and December 31, 2003, options to purchase 44,671,029 and 18,671,766 shares of common stock, respectively, were outstanding, which were exercisable at weighted average exercise prices of $0.71 per share and $1.07 per share, respectively.

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

      Depreciation and amortization expenses were approximately $3,355 for the three months ended September 30, 2004, compared to approximately $3,319 for the three months ended September 30, 2003. This increase in depreciation and amortization expenses of approximately $36 was primarily attributable to the acquisition of certain network assets. For the nine months ended September 30, 2004, depreciation and amortization expenses were approximately $9,957, compared to approximately $12,654 for the nine months ended September 30, 2003. The decrease in depreciation and amortization expenses of approximately $2,697 was primarily attributable to certain intangible and fixed assets having become fully depreciated and amortized during 2003 and 2004, resulting in a decline in depreciation and amortization expense of approximately $2,855, which was partially offset by increased depreciation and amortization expenses relating to our acquisition of the NAS Assets and TalkingNets Assets (as defined below) of approximately $158.

      Our identified intangible assets consist of customer lists, which are amortized over two years. Amortization expense of intangible assets for the three and nine months ended September 30, 2004 was approximately $211 and $745, respectively. For the three and nine months ended September 30, 2003, amortization expense of intangible assets was approximately $345 and $2,395. Accumulated amortization of customer lists as of September 30, 2004 and 2003 was $15,241 and $14,136, respectively. The expected future amortization of customer lists as of September 30, 2004 is $196 in 2004 and $46 in 2005.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      Depreciation expense pertaining to assets for our network and operations was approximately $2,847 and $2,666 for the three months ended September 30, 2004 and 2003, respectively, and approximately $8,347 and $9,279 for the nine months ended September 30, 2004 and 2003, respectively. Depreciation and amortization expenses pertaining to assets related to general and administrative expenses were approximately $297 and $308 for the three months ended September 30, 2004 and 2003, respectively, and approximately $865 and $979 for the nine months ended September 30, 2004 and 2003, respectively.

      INTEREST EXPENSE, NET. Net interest expense of approximately $1,412 for the three months ended September 30, 2004, included approximately $1,430 of interest expense, which was partially offset by approximately $18 in interest income. Net interest expense of approximately $728 for the three months ended September 30, 2003, included approximately $779 of interest expense, which was partially offset by approximately $51 of interest income. The increase in interest expense of approximately $651 was primarily attributable to the increased amortization of debt discount of approximately $823, which related to the warrants issued under the Note and Warrant Purchase Agreement (as defined below), partially offset by decreased other interest expense of approximately $172 due to lower debt balances.

      Net interest expense of approximately $3,570 for the nine months ended September 30, 2004, included approximately $3,647 of interest expense, which was partially offset by approximately $77 in interest income. Net interest expense of approximately $2,139 for the nine months ended September 30, 2003, included approximately $2,228 of interest expense, which was partially offset by approximately $89 of interest income. The increase in interest expense of approximately $1,419 was primarily attributed to the increased amortization of debt discount of approximately $2,846 which related to the warrants issued under the Note and Warrant Purchase Agreement (as defined below), partially offset by a decrease in the amortization of deferred non-cash financing costs of approximately $909, which related to warrants issued in consideration for loan guarantees under our Reimbursement Agreement (as defined below) and decreased other interest expense of approximately $518 due to lower debt balances.

      OTHER INCOME (EXPENSE), NET. Net other income for the three and nine months ended September 30, 2004 was approximately $8 and $114, respectively, and represented miscellaneous income. For the three and nine months ended September 30, 2003, net other expense was approximately $2,427 and $2,436, respectively, and represented the write-off of approximately $184 in unamortized loan origination fees and approximately $5,747 of unamortized deferred non-cash financing costs which related to the warrants issued in consideration for loan guarantees under our Reimbursement Agreement (discussed below). These items were written-off as a result of the loan repayment and cancellation of the Credit Agreement and Reimbursement Agreement subsequent to our $30,000 financing on July 18, 2003. These write-offs were partially offset by a non-cash gain of $3,500 recorded in August 2003, resulting from the $1,500 settlement of the $5,000 note payable to NAS. Also included in other expense for the three months ended September 30, 2003, was miscellaneous income of approximately $5. Also included in other expense for the nine months ended September 30, 2003, was approximately $114 in net losses on the sale of assets, partially offset by approximately $109 of miscellaneous income.

      RESTRUCTURING. In September 2004, we reduced our workforce by 32 employees at our locations in New Haven, Connecticut; Herndon, Virginia; and Wilmington, North Carolina. As a result, we incurred approximately $78 in restructuring charges pertaining to severance and benefits payments.

      In March 2004, we reduced our workforce by 62 employees at our locations in New Haven, Connecticut; Herndon, Virginia; Minneapolis, Minnesota and Wilmington, North Carolina. As a

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

result, we incurred approximately $160 in restructuring charges pertaining to severance and benefits payments. Also, during the first nine months of 2004, we charged approximately $429 against our restructuring reserves that related to facilities expense associated with our vacated office space in Santa Cruz, California. Our restructuring reserve balance as of September 30, 2004, of approximately $111, represents estimated costs associated with such vacated facility and was included in our accrued liabilities.

      NET LOSS. Net loss was approximately $5,919 and $9,111 for the three months ended September 30, 2004 and 2003, respectively, and approximately $18,806 and $27,054 for the nine months ended September 30, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our capital expenditures, acquisitions and operations primarily with the proceeds from the sale of stock and from borrowings, including equipment lease financings. As of September 30, 2004, we had cash and cash equivalents of approximately $4,320 and working capital of approximately $322.

      CASH USED BY FINANCING ACTIVITIES. Net cash used by financing activities for the nine months ended September 30, 2004 was approximately $65 and primarily related to principal payments under notes and capital lease obligations of approximately $81, partially offset by proceeds from the sale of our common stock of $16. From time to time we have entered into equipment lease financing arrangements with vendors. In the aggregate, there was approximately $74 and $155 outstanding under capital leases at September 30, 2004 and December 31, 2003, respectively.

      We entered into a Revolving Credit and Term Loan Agreement, dated as of December 13, 2002 (the "Credit Agreement"), with a commercial bank providing for a revolving line of credit of up to $15,000 (the "Commitment"). Interest on borrowings under the Credit Agreement was payable at 0.5% percent above the Federal Funds Rate. Our ability to borrow amounts available under the Credit Agreement was subject to the bank's receipt of a like amount of guarantees from certain of our investors and/or other guarantors. On February 3, 2003, we borrowed $6,100 under the Credit Agreement. As of March 3, 2003, certain of our investors had guaranteed $9,100 under the Credit Agreement. On July 18, 2003, we repaid the $6,100 outstanding balance plus accrued interest, and terminated the Credit Agreement. We wrote off approximately $184 of the related unamortized balance of loan origination fees.

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

      Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, we issued warrants to purchase 12,013,893 shares of our common stock to VantagePoint and Columbia Capital, in consideration for their guarantees aggregating $6,100. All such warrants have a ten year life and an exercise price of $0.50 per share. On March 26, 2003, we issued additional warrants, exercisable for ten years, to purchase a total of 936,107 shares of our common stock at $0.50 per share to VantagePoint and Columbia Capital, bringing the total number of warrants issued in connection with

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

the Reimbursement Agreement to 12,950,000. On February 3, 2003, we borrowed $6,100 on the Credit Agreement and the Guarantors' guarantees of the loan under the Credit Agreement became effective.

      On February 3, 2003, we valued the 12,950,000 warrants at $0.514 each, with a total value of approximately $6,656. We performed this valuation using a Black-Scholes valuation model with the following assumptions: (i) a risk free interest rate of 4.01% (ten-year Treasury rate), (ii) a zero dividend yield,
(iii) a ten year expected life, (iv) an expected volatility of 153%, (v) an option exercise price of $0.50 per share and (vi) a current market price of $0.52 per share (the closing price of our common stock on February 3, 2003). Since the warrants were issued in consideration for loan guarantees, which enabled us to secure financing at below market interest rates, we recorded their value as a deferred debt financing cost to be amortized to interest expense over the term of the loan (approximately 57 months) using the "Effective Interest Method" of amortization. On July 18, 2003, we repaid the outstanding loan balance that was secured by these loan guarantees and terminated the Credit Agreement. Accordingly, during the third quarter of 2003, we wrote-off approximately $5,747 of the related unamortized balance of deferred financing costs to other expense.

      On March 3, 2003, we, along with VantagePoint, entered into Amendment No. 1 to the Reimbursement Agreement, pursuant to which VantagePoint increased its guarantee by $3,000 bringing the aggregate guarantees by all Guarantors under the Reimbursement Agreement, as amended, to $9,100. As consideration for VantagePoint's increased guarantee, if we closed an equity financing on or before December 3, 2003, we were required to issue VantagePoint additional warrants to purchase the type of equity securities issued by us in any such equity financing. The number of such additional warrants would be determined by dividing the per share price of such equity securities into a thousand dollars. Accordingly, upon the closing of the financing transaction on July 18, 2003, we issued to VantagePoint, in December 2003, additional warrants with a three-year life to purchase 2,260,909 shares of our common stock at a per share price of $0.4423.

      On July 18, 2003, we entered into a Note and Warrant Purchase Agreement (the "Note and Warrant Purchase Agreement") with Deutsche Bank AG London, acting through DB Advisors, L.L.C. as Investment Agent ("Deutsche Bank"), VantagePoint Venture Partners III (Q), L.P., VantagePoint Venture Partners III, L.P., VantagePoint Communications Partners, L.P. and VantagePoint Venture Partners 1996, L.P. (collectively, the "Senior Noteholders") relating to the sale and purchase of an aggregate of (i) $30,000 in senior secured promissory notes (the 2003 Notes") and (ii) warrants to purchase 157,894,737 shares of our common stock for a period of three years at an exercise price of $0.38 per share (the "2003 Warrants"). The aggregate purchase price for the 2003 Notes and 2003 Warrants was $30,000.

      Subject to the terms and conditions of the Note and Warrant Purchase Agreement, on July 18, 2003, we issued to the Senior Noteholders the 2003 Notes in the aggregate principal amount of $30,000. Principal on the 2003 Notes is payable in a single payment on July 18, 2006. The 2003 Notes provide for an annual interest rate of 1.23%, payable in cash, quarterly in arrears commencing on October 31, 2003, unless we were to elect to capitalize such interest and pay it together with the principal amount of the Notes at maturity on July 18, 2006. Pursuant to the Agency, Guaranty and Security Agreement entered into in connection with this financing transaction, our obligations under the 2003 Notes are secured by a security interest in a majority of our personal property and assets and certain of our subsidiaries. The terms of the 2003 Notes also contain provisions that limit our ability to incur additional indebtedness and place other restrictions on our business. Prior to the due date of the first interest payment, we elected to defer all interest payments on the 2003 Notes until further notice. Interest expense accrued on the 2003 Notes for the nine months ended September 30, 2004 approximated $283. Total accrued interest on the 2003 Notes since inception is included in notes payable and approximated at $454 at September 30, 2004.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      Subject to the terms and conditions of the Note and Warrant Purchase Agreement, on August 12, 2003, we issued Deutsche Bank a warrant to purchase 12,950,000 shares of our common stock. We issued the Senior Noteholders the remaining warrants to purchase an aggregate of 144,944,737 shares of our common stock to Deutsche Bank (105,471,053 shares) and VantagePoint (39,473,864 shares) on December 9, 2003.

      On July 18, 2003, we recorded these note and warrant transactions in accordance with Accounting Principals Board Opinion No. 14, "ACCOUNTING FOR CONVERTIBLE DEBT AND DEBT ISSUED WITH STOCK PURCHASE WARRANTS," whereby a fair value was ascribed to the 157,894,737 Warrants to be issued to the Senior Noteholders (related to the Note and Warrant Purchase Agreement) together with the 2,260,909 warrants to be issued to VantagePoint (related to VantagePoint's increased guarantee under Amendment No. 1 to the Reimbursement Agreement) using a Black-Scholes valuation model with the following assumptions: (i) a risk free interest rate of 2.24% (three-year Treasury rate), (ii) a zero dividend yield,
(iii) a three-year life, (iv) an expected volatility of 152%, (v) a warrant option price of $0.38 per share for the 157,894,737 shares of our common stock exercisable under the 2003 Warrants and $0.4423 per share for the 2,260,909 warrants issued to VantagePoint in connection with the Reimbursement Agreement, as amended, and (vi) a then current market price of $0.83 per share (the closing price of our common stock on July 18, 2003). A fair value was ascribed to the $30,000 Notes using a present value method with a 19% discount rate. The relative fair value of the warrants representing 87% of the combined fair value of the 2003 Warrants and 2003 Notes was applied to the $30,000 proceeds to determine a note discount of approximately $26,063, which was recorded as a reduction to the 2003 Notes payable and an increase to additional paid in capital. The note discount is being amortized to interest expense using the "Effective Interest Method" over the 36-month term of the 2003 Notes. For the nine months ended September 30, 2004, approximately $3,355 of this note discount was amortized to interest expense. The unamortized balance of the note discount at September 30, 2004 is approximately $21,442.

      The proceeds from the sale of the 2003 Notes and 2003 Warrants will be (and portions already have been) used by us for general corporate purposes, including acquisitions and repayment of certain debt and lease obligations. As of December 31, 2003, we had paid approximately $10,200 for the complete repayment (at a discount) of approximately $14,600 of our debt and lease obligations.

      As part of the agreements negotiated in conjunction with our $30,000 financing on July 18, 2003, we and holders of a majority of the Series X Preferred Stock and Series Y Preferred Stock agreed to extend the redemption dates of the Series X Preferred Stock and Series Y Preferred Stock from January 1, 2005 to July 18, 2006. Also, as a result of this financing transaction, in accordance with the terms of the Series Y Preferred Stock, the Series Y Preferred Stock conversion price was adjusted from $0.50 per share (each share of Series Y Preferred Stock is convertible into 2,000 shares of common stock) to $0.4423 per share (each share of Series Y Preferred Stock is convertible into approximately 2,260.9 shares of common stock). As of September 30, 2004, all previously issued shares of Series Y Preferred Stock had been converted into shares of common stock.

      In January 2004, 6,000 shares of Series X Preferred Stock were converted into 33,333,333 shares of our common stock at a conversion price of $0.18 per share and, in accordance with the terms of the Series X Preferred Stock, we elected to pay accrued dividends approximating $1,560 by issuing 2,316,832 shares of our common stock, calculated based on the average fair market value for the ten days preceding the conversion of $0.67 per share.

      In February 2004, the remaining 1,000 shares of Series Y Preferred Stock were converted into 2,260,910 shares of our common stock at a conversion price of $0.4423 per share and, in accordance with the terms of the Series Y Preferred Stock, we elected to pay accrued dividends approximating

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

$221 by issuing 309,864 shares of its common stock, calculated based on the average fair market value for the ten days preceding the conversion of $0.71 per share.

      As a result of the above described conversions of 6,000 shares of Series X Preferred Stock and 1,000 shares of Series Y Preferred stock in 2004, we were required to accelerate the unaccreted beneficial conversion feature related to such shares, which amounted to an additional $2,850 of preferred stock accretion charged in the first quarter of 2004.

      On July 22, 2004, we entered into a Recapitalization Agreement with VantagePoint, the holder of all of the remaining issued and outstanding shares of Series X Preferred Stock (the "Recapitalization Agreement"). In accordance with the Recapitalization Agreement, the remaining 14,000 shares of Series X Preferred Stock held by VantagePoint were converted into 77,777,775 shares of our common stock at a conversion price of $0.18 per share and, in accordance with the terms of the Series X Preferred Stock, we elected to pay accrued dividends approximating $4,040 by issuing an additional 11,710,142 shares of our common stock at a price per share of $0.345, based on the average fair market value for the ten days ending three days preceding the conversion. As a result of these conversions, we were required to accelerate the unaccreted beneficial conversion feature related to such converted shares, which amounted to an additional $4,812 of preferred stock accretion charged in the third quarter of 2004.

      For the nine months ended September 30, 2004, there was $7,662 of additional preferred stock accretion related to the conversion of 20,000 shares of Series X Preferred Stock and the conversion of 1,000 shares of Series Y Preferred Stock.

      Also, in accordance with the above described Recapitalization Agreement, we issued to VantagePoint 14,000 shares of a new Series Z Preferred Stock, par value of $0.001 per share (the "Series Z Preferred Stock"), with a liquidation preference of $1,120 per share ($15,680 in the aggregate). The Series Z Preferred Stock, with an initial liquidation preference of $15,680 was issued to induce VantagePoint in the recapitalization to convert the remaining 14,000 shares of Series X Preferred Stock it held and to preserve, for a period up to four years, VantagePoint's liquidation preference rights, which would otherwise have terminated upon such conversion. VantagePoint will have the right to its liquidation preference on the Series Z Preferred Stock it holds in the event of any liquidation, dissolution or winding up of the Company (which includes a transaction approved in advance by our board of directors for: (i) the sale of the Company to another entity in a reorganization, merger, consolidation or otherwise, if following such transaction or series of transactions the holders of the outstanding voting power of the Company prior to such transaction would own less than a majority of the voting power of the surviving entity or (ii) the sale of substantially all of our assets). The Series Z Preferred Stock does not contain any conversion or mandatory redemption provisions, nor does it have any special dividend or special voting rights. The Series Z Preferred Stock's liquidation preference will be eliminated, and the shares of Series Z Preferred Stock cancelled, on July 18, 2008. In addition, the liquidation preference amount shall be reduced upon the occurrence of the following events:

      o if we are subject to a petition under the U.S. Bankruptcy Code and VantagePoint has sold more than 39 million shares, but less than 58 million shares, of our common stock issued in connection with the transactions contemplated by the Recapitalization Agreement, then the liquidation preference shall be reduced to $8,680 in the aggregate.

      o upon the first of any of the following, the liquidation preference shall be reduced to $0 in the aggregate and the Series Z Preferred Stock shall be cancelled:

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

          o    July 18, 2008;
          o We are subject to a petition under the U.S. Bankruptcy Code and VantagePoint has sold more than approximately 58 million shares, of our common stock issued in connection with the transactions contemplated by the Recapitalization Agreement;
          o    VantagePoint owns more than 50% of our common stock; or
          o our common stock closes above $1.50 per share for 45 consecutive trading days.

      We have recorded the $2,630 fair value of Series Z Preferred Stock in the equity section of our statement of financial position, and included it as a charge in the calculation of net income available to common stockholders.

      The fair value of the Series Z Preferred Stock of $2,630 was determined based on a number of factors including, but not limited to: (i) review of the Recapitalization Agreement and the Certificate of Designation of the Series Z Preferred Stock, (ii) consideration of the our historical financial results,
(iii) review of certain criteria for similar companies obtained from published sources, and (iv) the use of probability analyses.

      CASH USED IN OPERATING ACTIVITIES. For the nine months ended September 30, 2004, the net cash used in our operating activities was approximately $8,878. This cash was used to pay a variety of operating expenses, including salaries, professional fees, network expenses, operations, sales and marketing and overhead expenses.

      CASH USED IN INVESTING ACTIVITIES. Net cash used in investing activities for the nine months ended September 30, 2004, was approximately $516. Of this amount, approximately $519 was used for the purchase of equipment that was partially offset by approximately $3 related to a decrease in restricted cash related to deposits held by our 401K plan administrator.

      The development and expansion of our business has required significant capital expenditures. Capital expenditures, including co-location fees, were approximately $519 and $1,840 for the nine months ended September 30, 2004 and 2003, respectively. The actual amounts and timing of our future capital expenditures will vary depending on the speed at which we expand and implement our network and implement service for our customers. Our planned capital expenditures for 2004 are currently expected to be primarily for the upgrade of our network to support our integrated voice and data service offerings. We currently anticipate spending approximately $800 for capital expenditures, excluding acquisitions, during the year ending December 31, 2004. The actual amounts and timing of our capital expenditures could differ materially both in amount and timing from our current plans.

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

      On September 8, 2003, in accordance with the TalkingNets Asset Purchase Agreement, we completed our acquisition of the TalkingNets Assets. During the transition period, we included the net effect of cash collections from the proposed acquired customers less certain related operating costs of TalkingNets' operations in our statements of operations. This net effect for the three and nine months ended September 30, 2003, was approximately $159 and $394 in expense, respectively.

      CASH RESOURCES FOR FUTURE ACTIVITIES. As of September 30, 2004, we had cash and cash equivalents of approximately $4,320 and working capital of approximately $322. On March 25, 2004, we reduced our workforce by 62 employees. As a result of this action, we incurred approximately $160 in restructuring charges pertaining to severance and benefits payments and we expect to realize approximately $3,400 in annualized savings in salary and benefit costs. Additionally, on September 21, 2004, we reduced our workforce by 32 employees. As a result of this action we incurred approximately $78 in restructuring charges pertaining to severance and benefits payments and we expect to realize approximately $2,500 in additional annualized savings in salary and benefit costs.

      We expect our operating losses, net operating cash outflows and capital expenditures to continue throughout 2004 and into 2005. Based on our current business plan and projections (excluding the proceeds from our October 2004 convertible notes and warrant financing, the use of which is subject to the prior approval of certain of our senior secured noteholders), we believe that our existing cash and cash expected to be generated from operations will be sufficient to fund our operating losses, capital expenditures, lease payments, and working capital requirements into the fourth quarter of 2004. Failure to generate sufficient revenues, contain certain discretionary spending; obtain approval of our use of the proceeds from our October 2004 convertible notes and warrant financing, or achieve certain other business plan objectives could have a material adverse affect on our results of operations, cash flows and financial position, including our ability to continue as a going concern.

      We intend to use our cash resources to finance our capital expenditures and for our working capital and other general corporate purposes. We may also use a portion of our cash resources to pursue strategic opportunities and may need additional funding to carry out such activities. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including market acceptance of our services, revenue growth, planned capital expenditures, cash generated from operations, improvements in operating productivity, the availability, timing and feasibility of strategic opportunities, and the availability and terms of any additional funding.

      Our cash requirements may vary based upon the timing and the success of implementation of our business plan or if:

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      o demand for our services or our cash flow from operations is less than or more than expected;

      o   our plans or projections change or prove to be inaccurate;

      o we make strategic acquisitions or pursue other strategic opportunities;

      o   we alter the schedule or targets of our business plan implementation;
          or

      o   we curtail and/or reorganize our operations.

      There can be no assurance that we will be able to achieve our business plan objectives or that we will achieve or maintain cash flow positive operating results. If we are unable to generate adequate funds from our operations, or gain access to the proceeds from our October 2004 convertible notes and warrant financing, the use of which is subject to the prior approval of certain of our senior secured noteholders, or raise additional capital, we may not be able to continue to operate our network, respond to competitive pressures or fund our operations. As a result, we may be required to significantly reduce, reorganize, discontinue or shut down our operations. Our financial statements do not include any adjustments that might result from these uncertainties.

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

FORWARD LOOKING STATEMENTS

      This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The statements contained in this report, which are not historical facts, may be deemed to contain forward-looking statements. These statements relate to future events or our future financial or business performance, and are identified by terminology such as "may," "might," "will," "should," "expect," "scheduled," "plan," "intend," "anticipate," "believe," "estimate," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include, among other things, those described under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2003, which has been filed with the SEC, and (i) fluctuations in our quarterly operating results, which could adversely effect the price of our common stock; (ii) our unproven business model, which may not be successful; (iii) our ability to execute our business plan in a timely manner to generate the forecasted financial and operating results, which may not be achieved if our sales force is not able to generate sufficient sales to customers or if we are not able to install and commence service for customers in a timely manner; (iv) our failure to generate sufficient revenue, contain certain discretionary spending, achieve certain other business plan objectives, or obtain additional debt or equity financing, which could have a material adverse effect on our results of operations or financial position, or cause us to restructure our operations to further reduce operating costs; (v) the fact that our independent auditors have in the past raised questions about our ability to continue as a going concern and the possibility that they may also do so in their future reports on our financial statements, which may have an adverse impact on our ability to raise additional capital and our stock price;
(vi) our ability to raise sufficient additional capital on acceptable terms, or at all, to finance our operations or growth opportunities, including strategic transactions; (vii) our ability to comply with the continued listing requirements of the American Stock Exchange, which failure could adversely impact the pricing and trading of our common stock; (viii) risks associated with strategic transactions, including difficulties in identifying and completing transactions, integrating acquired businesses or assets and realizing the revenue, earnings or synergies anticipated from any transactions; (ix) regulatory, legislative, and judicial developments, which could adversely affect the way we operate our business; (x) risks associated with our reliance on certain carriers to transmit data across our network; (xi) the challenges relating to the timely installation of service for customers, including our dependence on traditional telephone companies to provide acceptable telephone lines in a timely manner; (xii) our dependence on wholesale providers to provide us with local broadband facilities in areas where we have not deployed our own equipment; (xiii) our ability to achieve sustained market acceptance of our services at desired pricing levels; (xiv) high levels of competition in our industry; (xv) the difficulty of predicting the new and rapidly evolving high-speed data communications industry; (xvi) our ability to negotiate, enter into, amend and renew interconnection and co-location agreements with traditional telephone companies; (xvii) our ability to recruit and retain qualified personnel, establish the necessary infrastructure to support our business, and manage the growth of our operations; and (xviii) our ability to access the funds we raised in connection with our October 2004 convertible notes and warrant financing transaction, which funds are currently held in an account controlled by Deutsche Bank Trust Company Americas and D.B. Advisors, L.L.C., as advisor to Deutsche Bank AG London, to finance operations or growth opportunities, including strategic transactions. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation, and disclaim any obligation, to update or revise the information contained in this report, whether as a result of new information, future events or circumstances or otherwise.

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

                           PART II - OTHER INFORMATION


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On July 22, 2004, we entered into the Recapitalization Agreement with VantagePoint. In accordance with the Recapitalization Agreement, the remaining 14,000 shares of Series X Preferred Stock then held by VantagePoint were converted into 77,777,775 shares of our common stock at a conversion price of $0.18 per share and, in accordance with the terms of the Series X Preferred Stock, we elected to pay accrued dividends approximating $4,040,000 by issuing to VantagePoint and additional 11,710,142 shares of our common stock at a price per share of $0.345, calculated based on the average fair market value for the ten days ending three days preceding the conversion. After the conversion, as of the close of business on July 22, 2004, we had 233,617,317 shares of common stock outstanding. Also, in accordance with the Recapitalization Agreement, we issued to VantagePoint 14,000 shares of Series Z Preferred Stock, with a liquidation preference of $1,120 per share ($15,680,000 in the aggregate). The Series Z Preferred Stock, with an initial liquidation preference of $15,680,000 was issued to induce VantagePoint, in the recapitalization, to convert its remaining 14,000 shares of Series X Preferred Stock and to preserve, for a period up to four years, VantagePoint's liquidation preference rights that would otherwise have terminated upon such conversion. VantagePoint will have the right to a liquidation preference on the Series Z Preferred Stock it holds in the event of any liquidation, dissolution or winding up of the Company (including a transaction approved by the board of directors of the Company for: (i) the sale of the Company to another entity in a reorganization, merger, consolidation or otherwise, if following such transaction or series of transactions the holders of the outstanding voting power of the Company prior to such transaction would own less than a majority of the surviving entity or (ii) the sale of substantially all of the assets of the Company). The Series Z Preferred Stock does not contain any conversion or mandatory redemption provisions nor does it have any special dividend or special voting rights. The Series Z Preferred Stock's liquidation preference will be eliminated, and the shares of Series Z

Preferred Stock cancelled, on July 18, 2008. In addition, the liquidation preference amount shall be reduced upon the occurrence of certain events.

      No underwriters were involved in the foregoing issuances of securities. Such issuances were made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, set forth in Sections 3(a)(9) and 4(2) thereof.

ITEM 6.  EXHIBITS

Exhibits.

----------- --------------------------------------------------------------------
Exhibit No. Exhibit
----------- --------------------------------------------------------------------
3.01        Certificate of Designation of Series Z Preferred Stock (incorporated by reference to Exhibit 4 of our Form 8-A filed on August 3, 2004)
----------- --------------------------------------------------------------------
10.01+      Security Agreement by and between DSL.net and Laurus Master Fund,
            Ltd., dated as of August 31, 2004
----------- --------------------------------------------------------------------
10.02+      Minimum Borrowing Note Registration Rights Agreement by and between
            DSL.net and Laurus Master Fund, Ltd., dated as of August 31, 2004
----------- --------------------------------------------------------------------
10.03+      Common Stock Purchase Warrant, dated as of August 31, 2004, by
            DSL.net in favor of Laurus Master Fund, Ltd.
----------- --------------------------------------------------------------------
10.04+      Common Stock Purchase Warrant, by and between DSL.net and TN Capital
            Equities, Ltd., dated as of October 7, 2004
----------- --------------------------------------------------------------------
10.05+      Minimum Borrowing Note issued by DSL.net to Laurus Master Fund, Ltd.
            on August 31, 2004
----------- --------------------------------------------------------------------
10.06+      Secured Revolving Note issued by DSL.net to Laurus Master Fund, Ltd.
            on August 31, 2004
----------- --------------------------------------------------------------------
10.07+      Form of Common Stock Purchase Warrant issued to certain  holders of
            DSL.net's  senior debt,  between  DSL.net and each such senior debt holder, respectively, dated as of October 7, 2004
----------- --------------------------------------------------------------------
10.08+      Subordination Agreement by and among DSL.net, Laurus Master Fund,
            Ltd., certain holders of DSL.net's senior debt and the
            agent of such senior debt holders, dated as of October 7, 2004
----------- --------------------------------------------------------------------
10.09       Second Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 5 of our Form 8-A filed on August 3, 2004)
----------- --------------------------------------------------------------------
11.01*      Statements of Computation of Basic and Diluted Net Loss Per Share.
----------- --------------------------------------------------------------------
31.1*       Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as
            Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
----------- --------------------------------------------------------------------
31.2*       Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as
            Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
----------- --------------------------------------------------------------------
32.1*       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------- --------------------------------------------------------------------
32.2*       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------- --------------------------------------------------------------------

+ Indicates that the exhibit is incorporated by reference to the exhibit of corresponding number filed on November 5, 2004 with our registration statement on Form S-3 (No. 333-120264)

* Filed herewith.

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

Date: November 15, 2004

                                  EXHIBIT INDEX

----------- --------------------------------------------------------------------
Exhibit No. Exhibit
----------- --------------------------------------------------------------------
3.01        Certificate of Designation of Series Z Preferred Stock (incorporated by reference to Exhibit 4 of our Form 8-A filed on August 3, 2004)
----------- --------------------------------------------------------------------
10.01+      Security Agreement by and between DSL.net and Laurus Master Fund,
            Ltd., dated as of August 31, 2004
----------- --------------------------------------------------------------------
10.02+      Minimum Borrowing Note Registration Rights Agreement by and between
            DSL.net and Laurus Master Fund, Ltd., dated as of August 31, 2004
----------- --------------------------------------------------------------------
10.03+      Common Stock Purchase Warrant, dated as of August 31, 2004, by
            DSL.net in favor of Laurus Master Fund, Ltd.
----------- --------------------------------------------------------------------
10.04+      Common Stock Purchase Warrant, by and between DSL.net and TN Capital
            Equities, Ltd., dated as of October 7, 2004
----------- --------------------------------------------------------------------
10.05+      Minimum Borrowing Note issued by DSL.net to Laurus Master Fund, Ltd.
            on August 31, 2004
----------- --------------------------------------------------------------------
10.06+      Secured Revolving Note issued by DSL.net to Laurus Master Fund, Ltd.
            on August 31, 2004
----------- --------------------------------------------------------------------
10.07+      Form of Common Stock Purchase Warrant issued to certain  holders of
            DSL.net's  senior debt,  between  DSL.net and each such senior debt holder, respectively, dated as of October 7, 2004
----------- --------------------------------------------------------------------
10.08+      Subordination Agreement by and among DSL.net, Laurus Master Fund,
            Ltd., certain holders of DSL.net's senior debt and the
            agent of such senior debt holders, dated as of October 7, 2004
----------- --------------------------------------------------------------------
10.09       Second Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 5 of our Form 8-A filed on August 3, 2004)
----------- --------------------------------------------------------------------
11.01*      Statements of Computation of Basic and Diluted Net Loss Per Share.
----------- --------------------------------------------------------------------
31.1*       Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as
            Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
----------- --------------------------------------------------------------------
31.2*       Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as
            Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
----------- --------------------------------------------------------------------
32.1*       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------- --------------------------------------------------------------------
32.2*       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------- --------------------------------------------------------------------

+ Indicates that the exhibit is incorporated by reference to the exhibit of corresponding number filed on November 5, 2004 with our registration statement on Form S-3 (No. 333-120264)

* Filed herewith.