Form 10-K
period 2004-12-31
DSL NET INC
filed 2005-03-23
CIK 1085866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-32264

DSL.net, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	06-1510312
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

545 Long Wharf Drive, New Haven, Connecticut	06511	(203) 772-1000
(Address of principal executive offices)	(Zip Code)	(Telephone No.)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Each Class is Registered
Common Stock, par value $.0005 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $43,357,776 (based on the closing price of the registrant’s Common Stock on that day of $0.31 per share). The number of shares outstanding of the registrant’s Common Stock, par value $.0005 per share, as of March 1, 2005, was 233,619,817.

DSL.net, Inc.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2004

PART I

Item 1. Business

THIS BUSINESS SECTION AND OTHER PARTS OF THIS ANNUAL REPORT ON FORM 10-K CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH IN “ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. EXISTING AND PROSPECTIVE INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION, AND DISCLAIM ANY OBLIGATION, TO UPDATE OR REVISE THE INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR CIRCUMSTANCES OR OTHERWISE.

General

DSL.net, Inc., itself and through its affiliates (“DSL.net”, “we” or the “Company”), provides high-speed data communications, Internet access, and related services to small and medium sized businesses and branch offices of larger businesses and their remote office users, throughout the United States, primarily utilizing digital subscriber line (“DSL,” generally, or “SDSL,” in reference to symmetrical DSL service) and T-1 technology (“T-1” refers to a digital transmission link, provisioned via DS-1 (i.e., North American Digital Signal Level One) or substantially equivalent technology). In September of 2003, we expanded our service offerings to include integrated voice and data services using voice over Internet protocol (“VoIP”) to business customers in select Mid-Atlantic and Northeast markets. Our networks enable data transport over existing copper telephone lines at speeds of up to 1.5 megabits per second. We were organized in 1998 as a corporation under the laws of the State of Delaware.

We sell directly to businesses and to third party resellers whose end-users are typically business-class customers. We deploy our own local communications equipment primarily in select first and second tier cities. As of March 1, 2005, we operated equipment in approximately 340 cities in the United States. In certain markets where we have not deployed our own equipment, we utilize the local facilities of other carriers to provide service.

In addition to a number of high-speed, high-performance DSL-based data communications and Internet connectivity solutions specifically designed for businesses, our product offerings include T-1 Internet connectivity and data communications services, integrated voice and data services (provisioned over SDSL or T-1 lines), Web hosting, domain name system management, enhanced e-mail, on-line data backup and recovery services, firewalls, nationwide dial-up services, private frame relay services and virtual private networks. Our services offer customers high-speed digital connections and related services at prices that we believe are attractive compared to the cost and performance of alternative data communications services.

In September of 2003 we introduced our VoIP and data bundles in the Washington, D.C. metropolitan region. In February of 2004 we introduced our VoIP and data bundles in the New York City metropolitan area.

The DSL.net Solution

We provide small and medium sized businesses and branch offices of larger businesses and their remote office users with high-speed Internet access and data communications services, and integrated voice and data services, primarily using DSL and T-1 technology. Key elements of our solutions are:

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

Voice over Internet Protocol. We offer a suite of VoIP-based telephony services in conjunction with our high speed data connections. Each bundle includes unlimited local, unlimited regional, and unlimited domestic long-distance calling (subject to certain limitations set forth in our service agreement). Multiple voice and data bundles varying by the number of telephone lines, and varying broadband speeds, are available to meet the needs of a variety of business types and sizes. Our VoIP services are offered over a “quality of service” (“QoS”) controlled network to ensure that telephone calls are delivered with carrier-grade quality.

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

Always-On Connections. With our high-speed service, customers can access the Internet continuously without having to dial into the network for each use. These “always-on” connections provide customers with the ability to readily access the Internet and transfer information. We charge our customers a flat fee per month for high-speed connectivity service rather than billing them based on usage.

Value Proposition. Our DSL and T-1 services offer customers high-speed digital connections at prices that we believe are attractive compared to the cost and performance of certain alternative data communications services, such as multiple dial-up connections, ISDN or traditional frame relay lines. We believe that our services also increase the productivity of network users by decreasing the time they spend connecting to the Internet and waiting for information downloads and transfers. The ability to bundle multiple services, such as Internet access, data communications and voice, over the same access line allows us to offer our services at price points which are significantly less than those of the same communications services if purchased separately.

Customer Support. We provide customer support coverage through a combination of automated systems and live personnel. With our remote monitoring and troubleshooting capabilities, we continuously monitor our network.

Our Services

As part of our service offerings, we often function as our customers' Internet service provider and deliver a range of Internet-based, value-added solutions. Our services currently include all necessary equipment, software and lines required to establish and maintain a digital Internet connection and carrier-class voice service. Our primary services include high-speed data communications, with or without Internet access, integrated voice and data services, and private frame relay and virtual private networks that connect customers’ various offices. Other services provided by DSL.net include firewalls, e-mail, domain name system management and Web hosting, on-line data backup and recovery services and nationwide dial-up services.

Customers typically pay an installation charge and a monthly fee for our service. Revenue related to installation charges is deferred and amortized to revenue over 18 months, which is the average customer life of the existing customer base. The monthly fee for our data communications services includes all telephone line charges, general Internet access services, e-mail, and domain name system management, including the issuance of Internet protocol (“IP”) addresses for customers who wish to assign fixed IP addresses to their network computers. The monthly fee for our integrated voice and data service includes all telephone line charges, general Internet access services, local and domestic long distance phone service (subject to subscription bundles and other restrictions set forth in the customer’s service agreement), caller ID, call waiting, call forwarding, e-mail, and domain name system management, including the issuance of IP addresses. Customers generally contract for our services for a minimum of 12 or 24 months, depending upon the service, and are billed for services on a monthly basis.

Customers

Our target customers are primarily small and medium sized businesses and branch locations of larger enterprises and their remote office users. We sell to these customers on a direct basis and through various referral channels. In particular, we believe the following market segments are especially attractive prospective customers:

•	businesses currently using other high-speed data communications services, such as ISDN and frame relay services;

•	professional or service-based firms that have multiple Internet service provider dial-up accounts and phone lines;

•	branch office locations that require transmission of large files between locations;

•	business users that require remote access to corporate local area networks;

•	businesses that use data-intensive applications, such as financial services, technology and publishing; and

•
businesses that cannot afford to pay the costs for maintaining high-speed connections for voice and data services separately, but can justify the cost of a high-speed connection if shared for voice and data services.

No customer accounted for more than 5% of our total revenue for fiscal years ended December 31, 2004, 2003 and 2002.

Sales and Marketing

Our marketing professionals have developed a methodology to identify the businesses that we believe would most likely benefit from our services. Once we identify businesses in a specific market, we employ a targeted marketing strategy utilizing a variety of media. We also partner with various resellers, wholesalers and referral channels, including local information technology professionals, application service providers and marketing partners, to assist in the sale of our services.

Customer Acquisitions

In addition to our sales and marketing efforts, and our reseller and referral channels, we have supplemented our customer base, from time to time, by acquiring end users of other Internet service providers and companies offering broadband access. We continuously identify and evaluate customer acquisition candidates, and in many cases engage in discussions and negotiations regarding potential transactions. Customer acquisition candidates include both subscriber lines and whole businesses. Our discussions and negotiations may not result in a transaction. Further, if we transact a customer acquisition, through purchase, merger or other form of transaction, the combined business may not operate profitably. We intend to continue to seek additional customer acquisition opportunities, which we believe represent commercially viable opportunities to acquire large and select groups of customers for our business. However, our ability to pursue a future customer acquisition for cash is dependent upon our ability to raise additional capital.

Customer Support and Operations

Our customer support professionals work to streamline for our customers the ordering, installation and maintenance processes associated with data and voice communications and Internet access.

Implementation. We manage the implementation of our service for each customer. In areas where we have installed our own local communications facilities, we lease the copper telephone lines from the local telephone company. These lines run from our equipment located in the telephone company's central office to our customer. We test these lines to determine whether they meet our specifications and work with the local telephone company to correct any problems identified by our testing. In other areas, we utilize the local communications facilities of other carriers, and work with these carriers to provide the service. In both cases, field service technicians install the modem or router purchased or leased from us and any necessary wiring at our customers' offices and test the modem or router and network connection to confirm successful installation.

Maintenance. Our network operations centers provide network surveillance for all equipment in our network. We are able to detect and correct many of our customers' maintenance problems remotely, often before our customer is aware of the problem. Customer-initiated maintenance and repair requests are managed and resolved primarily through our customer service department. Our information management system, which generates reports for tracking maintenance problems, allows us to communicate maintenance problems from our network operations centers to our customer service center.

Operations Support Systems. Our operations support systems are intended to improve many of our business processes, including customer billing, service activation, inventory control, customer care reports and maintenance reports. They have been designed to provide us with accurate, up-to-date information in these areas. Additional enhancements of these systems were made in 2004, including improved automation and support for (i) the provisioning of services into our billing system, (ii) the distribution of milestone communications to our customers in respect to the installation process, and (iii) the consolidation of our provisioning and trouble ticketing systems. We believe that our operations support systems provide us with the flexibility to support additional customers and additional services.

Our Network

Our network has been designed to deliver reliable, secure and scaleable high-speed, high-performance Internet access data communication services, local voice service as well as domestic and international long distance.

Network Design. The key design principles of our network are:

•
Intelligent End-To-End Network Management. Our network is designed to allow us to monitor network components and customer traffic from a central location. We can perform network diagnostics and equipment surveillance continuously. From our network operations centers, we have visibility across our entire network, allowing us to identify and address network problems quickly and to provide quality service and performance.

•
Next Generation VoIP Technology. We have deployed the latest in “session initiation protocol” (“SIP”)-based, soft-switching technology to deliver voice services over our existing network backbone. In contrast to certain other VoIP services, our voice services are provided over a facilities-based, fully controlled, QoS-enabled network. This quality-of-service approach is designed to assure that adequate bandwidth is always available for the voice service and that the voice quality is equivalent to traditional voice services.

•
Consistent Performance With The Ability To Expand. We have designed our network to leverage the economics of DSL technology, to grow with our business and to provide consistent performance. We also use asynchronous transfer mode equipment in our network, which enables high-speed, high volume transmission of data.

•
Security. Our network is designed to reduce the possibility of unauthorized access and to allow our customers to safely transmit and receive sensitive information and applications. The third-party modems and routers we sell or lease to our customers for use in support of subscribed services are designed to work in conjunction with installed security systems and network servers in an effort to provide safe connections to the Internet and a secure operating environment. All of our IP core sites are equipped with the Nortel Shasta BSN 5000. This network aggregation device allows us to provision and maintain efficiently a standardized network-based state-full firewall solution. Since this is a network-based product, customers receive the benefit of this advanced solution without the need to purchase expensive termination and firewall equipment.

Network Components. The primary components of our network are:

•
Network Backbone; Connection To The Internet. Network traffic gathered at each of our central offices is directed to one of our regional hubs, if applicable in support of the customer’s service, and then to the Internet. In certain areas where we offer service from more than one central office, network traffic is directed from each central office in that area to a local hub which aggregates its traffic along with the traffic from the other central offices located in that area and directs the traffic to a regional hub. At our regional hubs, we also connect to other carriers’ networks via high-speed connections. Our hubs contain extra equipment and backup power to provide backup facilities in the event of an equipment failure and are actively monitored from our network operations centers. We lease space for our hubs in facilities designed to host network equipment. Our hubs are connected to one another via high-speed data communications lines. We have agreements with MCI, Level 3 Communications and other carriers to provide this service. Internet connectivity is provided by various transit arrangements.

•
Central Office Collocation. Through our interconnection agreements, we secure space to locate our equipment in certain central offices of traditional local telephone companies and offer our services from these locations. These collocation spaces are designed to offer the same high reliability and availability standards as the telephone companies’ own central office spaces. We install the equipment necessary to provide high-speed DSL or T-1 service to our customers in these spaces. We have continuous access to these spaces to install and maintain our equipment located in these central offices. In markets where we have not deployed our own equipment, we utilize the local facilities installed in central offices by other carriers, to provide high-speed connections to our customers.

•
Soft Switch, PSTN Access and Gateway. In support of our integrated voice and data offerings, we have deployed our own soft switching equipment, comparable in functionality to traditional Class 4 and Class 5 switches, to deliver business-class, line-side features to customers. We are directly interconnected to the public switched telephone network (“PSTN”), and do not rely on other service providers for access to the PSTN. Our integrated voice and data network uses soft switches, routers, and gateways from Cisco Systems. In addition, we utilize additional software applications to provide voice features and enhanced services.

•
Copper Telephone Lines. In areas where we have deployed our own local communications facilities, we lease a copper telephone line running to each customer from our equipment in the local telephone company’s central office under terms specified in our interconnection agreements with these companies. In areas where we utilize the local communications facilities of other carriers, the carrier leases the telephone line from the local telephone company and makes that line available to us for our customer’s use.

•
Modems, Routers and On-Site Connections. We purchase modems and routers and provide them to our customers, as appropriate, depending on our customers’ specific needs and contractual service agreements. We configure the modem or router and arrange for the installation of the modem or router along with the on-site wiring needed to connect the modem or router to the copper telephone line. In areas where we have deployed our own local facilities, we either perform these services ourselves or we contract with independent field service organizations to perform these services on our behalf. In areas where we utilize the local facilities of other carriers, these other carriers (or their contractors) provide these installation services. We will either lease or sell customer premise equipment (modem or router) to our customers. When we lease the customer premise equipment, we charge the customer for the use of this equipment as part of our monthly service fee. These modems and routers are capitalized and depreciated over their estimated useful life of three years. Such leased equipment remains our exclusive property. When we sell customer premise equipment (modem or router) to the customer, we recognize the revenue from the sale and expense the cost of this equipment at the time of sale.

•
Network Operations Centers. Our network is managed from our network operations centers located in New Haven, Connecticut, and in Herndon, Virginia. We provide network management 24 hours per day, seven days per week. From the network operations centers, we are able to monitor the performance of individual subscriber lines and the equipment and circuits in our network.

Competition

We face competition from many companies with significantly greater financial resources, well-established brand names and large installed customer bases. Our industry has and continues to experience consolidation and we expect that such activities will continue and that the level of competition in our markets may intensify in the future. We expect competition from:

Other Broadband Carriers/Competitive Local Exchange Carriers. A number of competitive carriers, including Covad Communications and New Edge Networks, offer DSL and T-1 services to residential and business customers. The Telecommunications Act of 1996 (the “1996 Telecommunication Act”) specifically grants competitive telecommunications companies, including other DSL providers, the right to negotiate interconnection agreements with traditional telephone companies, including interconnection agreements that may be identical in all respects to, or more favorable than, our agreements.

Internet Service Providers. Several national and regional Internet service providers, including Speakeasy, EarthLink and MegaPath, offer high-speed Internet access, along with other products and services. These companies generally provide Internet access to residential and business customers through a host of methods, including DSL and T-1 services. These companies leverage wholesale arrangements to resell broadband access they purchase from facility-based broadband providers.

Next Generation Voice and Data Providers. A number of competitive carriers, including Broadview, Conversant and CTC, offer converged voice and data products to residential and business customers. These companies provide services over a single data connection primarily using DSL and T-1 access methods.

Traditional Local Telephone Companies. Many of the traditional local telephone companies, including BellSouth, SBC Communications, Qwest and Verizon, have deployed DSL and T-1-based services, either directly or through affiliated companies. These companies have established brand names, possess sufficient capital to deploy DSL equipment rapidly, have their own copper telephone lines and can bundle digital data services with their existing voice services to achieve a competitive advantage in serving customers. In addition, these companies also offer high-speed data communications services that use other technologies, including fiber loops that may offer greater capacity to end users than our T-1 services. We depend on these traditional local telephone companies to enter into agreements for interconnection and to provide us access to individual elements of their networks. Although the traditional local telephone companies are required to negotiate in good faith in connection with these agreements, future interconnection agreements may contain less favorable terms and result in a competitive advantage to the traditional local telephone companies.

National Long Distance Carriers. National long distance carriers, such as AT&T, Sprint, and MCI, have deployed large-scale data networks, sell connectivity to businesses and residential customers, and have high brand recognition. They also have interconnection agreements with many of the traditional local telephone companies, and many offer competitive DSL and T-1 services.

Other Fiber-Based Carriers. Companies such as Williams Communications, XO Communications and Choice One have extensive fiber networks in many metropolitan areas, primarily providing high-speed data and voice circuits to small and large corporations. They also have interconnection agreements with the traditional local telephone companies under which they have acquired collocation space in many large markets, and some offer competitive DSL and T-1 services.

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

Wireless and Satellite Data Service Providers. Several companies, including Hughes Communications and Clearwire, are emerging as wireless and satellite-based data service providers. These companies use a variety of new and emerging technologies to provide high-speed data services.

Broadband over Powerline (“BPL”) Providers. Electric companies, including Pacific Gas and Electric and Cinergy Corp, along with AT&T, have been developing BPL technology to deliver high speed Internet and voice services over electric lines. Where deployed, such technology could provide high speed data and voice services at potentially higher speeds and potentially improved voice sound quality compared to DSL service.

The most significant competitive factors include: transmission speed, service reliability, breadth of product offerings, price/performance, network security, ease of access and use, content and service bundling, customer support, geographic availability, brand recognition, operating experience, capital availability and exclusive contracts with customers, including Internet service providers and businesses with multiple offices. We believe our services compete favorably within our service markets with respect to transmission speed, price/performance, geographic availability, ease of access and use and customer support. Many of our competitors enjoy competitive advantages over us based on their brand recognition, breadth of product offerings, financial resources, customer bases, operating experience and exclusive contracts with customers.

Interconnection Agreements with Traditional Local Telephone Companies

Under the 1996 Telecommunications Act, the traditional local telephone companies (which are often also referred to as “regional Bell operating companies” and “incumbent local exchange carriers”) have a statutory duty to negotiate in good faith with us for agreements for interconnection and unbundled access to certain individual elements of their networks that the Federal Communications Commission (“FCC”) or a state utility commission has required them to provide to competitors such as us. This interconnection process is subject to review and approval by the state regulatory commissions. We have signed interconnection agreements with BellSouth, Cincinnati Bell, SBC Communications, Qwest, Sprint, and Verizon, or their subsidiaries, which govern our relationships with the traditional local telephone companies in 49 states and the District of Columbia. These agreements govern, among other things:

•	the price and other terms under which we locate our equipment in the telephone company's central offices;

•	the prices we pay both to direct the installment of, and to lease, copper telephone lines;

•	the special conditioning of these copper lines that the traditional telephone company provides to enable the transmission of DSL signals;

•	the price we pay to access the telephone company's transmission facilities; and

•	certain other terms and conditions of our relationship with the telephone company.

We are negotiating renewal agreements with these carriers as the current agreements expire and are also negotiating amendments to existing agreements. Future interconnection agreements may contain terms and conditions less favorable to us than those in our current agreements and could increase our costs of operations, particularly when there are changes to the federal or state legal requirements applicable to such agreements. The FCC adopted new unbundling rules in August 2003 and again in February 2005 that have not yet been implemented in our interconnection agreements. These new rules are less favorable in many significant respects than those embodied in our existing agreements, and are likely to have an impact on our business as early as March 2005, as discussed below.

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

Under the 1996 Telecommunications Act, most states have completed regulatory proceedings to determine the pricing of individual elements of networks and services. The results of these proceedings determine the price we pay for, and whether it is economically attractive for us to use, these elements and services. These prices may be subject to change as the result of ongoing and future regulatory proceedings.

Our interconnection agreements generally have terms of one or two years. Therefore, we have renegotiated, and expect to continue to renegotiate, existing agreements when they expire. Although we expect to renew our interconnection agreements and believe the 1996 Telecommunications Act limits the ability of traditional local telephone companies not to renew these agreements, we may not succeed in extending or renegotiating our interconnection agreements on favorable terms. In addition, the traditional local telephone companies may seek to materially increase the pricing of the network elements that we lease from them and that are necessary for us to service our new and existing customers. Further, disputes have arisen and will likely arise in the future as a result of differences in interpretations of various rules which govern the interconnection agreements. These disputes have, in the past, delayed the deployment of our networks. Finally, the interconnection agreements are subject to state regulatory commission, FCC and judicial oversight. These government authorities may modify the terms of the interconnection agreements in ways that are harmful to our business.

Government Regulations

Significant portions of the services that we offer are subject to regulation at the federal and/or state levels. The FCC and state public utility commissions regulate telecommunications common carriers, which are companies that offer telecommunications services to the public or to all prospective users on standardized rates and terms. Our DSL and other facilities-based data transport services are common carrier services.

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

Federal Regulation and Legislation

We must comply with the requirements of a common carrier under the Communications Act of 1934, as amended, to the extent we provide regulated interstate telecommunications services. These requirements include an obligation that our charges, terms and conditions for telecommunications services must be “just and reasonable” and that we may not make any “unjust or unreasonable discrimination” in our charges or terms and conditions. The FCC also has jurisdiction to act upon complaints against common carriers for failure to comply with their statutory obligations. We are not currently subject to price cap or rate of return regulation at the federal level and are not currently required to obtain FCC authorization for the installation, acquisition or operation of our facilities.

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

The 1996 Telecommunications Act places substantial interconnection requirements on the traditional local telephone companies, including the following obligations that are, to varying degrees and/or at varying times, relevant to our business:

•
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

•
Traditional local telephone companies are required to unbundle certain, but not all, components of their local service networks so that other providers of local service can compete for a wide range of local service customers. This requirement is designed to provide us flexibility to purchase only the network elements we require to deliver our services and is integral to our business.

•
Traditional local telephone companies are required to establish “wholesale” rates for their retail telecommunications services to promote resale by competitive local exchange carriers and other competitors.

•	Traditional local telephone companies are required to provide non-discriminatory access to telephone poles, ducts, conduits and rights-of-way, and this requirement is integral to our business.

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

The FCC’s rules to implement the unbundling requirements of the 1996 Telecommunications Act have been vacated (at least in part) three times by federal courts (the 1996 rules in 1999, the 1999 rules in 2002, and the 2003 rules in 2004). The FCC’s Triennial Review Remand Order (TRRO) adopted new rules, effective March 11, 2005, to replace those that were most recently vacated, but these rules will also likely be appealed. We cannot predict the outcome of these proceedings. In the meantime, however, more so than prior FCC orders, the TRRO will likely have a significant and possibly immediate impact on portions of our business. The TRRO limits the traditional local telephone companies’ unbundling obligations for DS1 loops originating from, and DS1 and DS3 dedicated transport facilities between, certain telephone company wire centers that are deemed to be sufficiently competitive based upon the number of fiber collocators or the number of business access lines within such central offices so as to no longer necessitate impairment price protection discounts for competitive local exchange carriers. While we have arguments that these changes should not immediately become effective, especially with respect to SBC and Verizon, the traditional local telephone companies have announced that they disagree with these arguments and intend to implement the changes immediately. Under their planned terms for implementation, the TRRO would have the following consequences for the Company:

•
As of March 11, 2005, the traditional local telephone companies have indicated that they will no longer provide unbundled high capacity DS1 and DS3 circuits on certain transport routes that meet the TRRO’s no impairment criteria at the discounted rates we now receive under the 1996 Telecommunications Act. We use these circuits to connect our equipment located at the traditional local telephone company’s wire centers which enables us to efficiently aggregate traffic at our hubs. Specifically, we would no longer be able to obtain new discounted unbundled DS1 transport circuits between a pair of wire centers both of which contain at least four fiber-based collocators or at least 38,000 business access lines, or DS3 transport on routes which connect a pair of wire centers both of which contain at least three fiber-based collocators or at least 24,000 business access lines. While there will likely be disputes related to which routes meet these criteria, some of our routes, particularly for larger markets, will be affected. Also, to obtain new transport arrangements on these routes, we would need to purchase higher-priced “special access” services from the traditional local telephone companies or find competitive alternatives.

•
As of March 11, 2005, the traditional local telephone companies have indicated that they will no longer provide new unbundled DS1 loops at the discounted rates we now receive under the 1996 Telecommunications Act to buildings served by wire centers that contain both 60,000 or more business lines and 4 or more fiber-based collocators. These thresholds will be met most often in urban centers of large metropolitan areas. We use DS1 loops to provide our T-1 services to end- users. To obtain new DS1 loops to these buildings, we would need to purchase higher-priced “special access” services from the traditional local telephone companies or find competitive alternatives.

•	Certain restrictions were also established for higher-capacity DS3 loops, but we do not use any significant number of such loops.

•
As for our existing loop and transport arrangements that fall within these criteria, we would be able to keep them until March 10, 2006, generally at a 15% price increase. By the end of that period, we would be required to transition these existing facilities to alternative arrangements, such as competitive facilities or the higher-priced “special access services” offered by the traditional telephone companies.

•
The traditional local telephone companies have identified the wire centers that they believe fall within the above criteria, and we are still evaluating their analysis. We are currently assessing the potential impact on our network costs resulting from the TRRO, as well as evaluating our network configuration alternatives to minimize increases to our network costs. We plan to attempt to negotiate agreements that will cover terms and conditions for existing facilities and future installations of such facilities in these offices. We cannot predict the outcome or success of these negotiations.

In addition to the impact of the TRRO, at least one portion of the FCC’s August 2003 Triennial Review Order (the “TRO”) that was not vacated by the D.C. Circuit could materially affect our business in the long-term. The TRO exempted from unbundling obligations certain loop transmission facilities that use fiber or new technologies. This exemption arguably applies only for loops that serve residential customers and “very small” businesses. The FCC has not defined “very small” business, and if it does not do so in a rulemaking proceeding the definition will probably be established in interconnection agreement arbitrations at the state commissions. Subsequent to the TRO, the FCC has on two occasions added additional loop architectures to this exemption, and it has also held that the ILECs do not have to make these facilities available to competitors at any price, discounted or otherwise. The traditional local telephone companies are continuing to lobby the FCC to expand these exemptions much deeper into the business market, and alternatively at times appear to suggest that the exemption already applies to all markets. Depending on how these rules are implemented, the traditional local telephone companies over time may decide to modify, characterize or replace their facilities in ways that would qualify them for this exemption and thereby preclude us from accessing these facilities pursuant to the terms of their interconnection agreements. Without access to these facilities, we may not be able to provide all or certain of our services in these areas. In addition, if we are unable to obtain unbundled access to these fiber facilities, we may not be able to offer services that are competitive with the new offerings of the traditional local telephone companies.

In addition to the TRO and TRRO proceedings and related judicial activity, the FCC in February 2002 initiated a new proceeding that will reevaluate the appropriate degree of regulation of broadband services offered by the traditional local telephone companies, including whether they should continue to be required to offer network access to competitors such as us. This proceeding appeared to stall after the Ninth Circuit vacated the FCC’s decision to classify cable modem services as information services, rather than regulated telecommunications services. The Supreme Court will soon review this decision, after which it is possible that the FCC’s broadband proceeding could resume. Any changes to the obligation of the traditional local telephone companies to provide us with unbundled copper loops and/or interoffice transport could have significant adverse consequences for our business. It is currently unclear when a rule or decision regarding this specific matter will be issued.

In a separate rulemaking proceeding, the FCC is considering changes to the formula used to determine the rates we must pay the traditional local telephone companies for unbundled access to their networks. In addition, the TRO included changes to the FCC’s pricing formula, and state commissions where we do business may have to revise prices we pay for access to the local telephone company’s network accordingly. Changes to this formula could have an adverse impact on our business.

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

Pursuant to the 1996 Telecommunications Act, the FCC requires all telecommunications carriers providing interstate telecommunications services to contribute to a universal service fund used to provide subsidies to carriers that provide service to individuals that live in rural, insular, and high-cost areas, and to provide telecommunications-related services and facilities for schools, libraries and certain rural health care providers. The telecommunications portion of our service is currently subject to this requirement. For the fourth quarter of 2004, the FCC has established a contribution rate of 8.9% and the first quarter 2005 contribution rate is 10.7% of our interstate telecommunications revenues. We pass the cost of our universal service fund contributions along to our customers.

The FCC's implementation of universal service requirements remains subject to judicial and additional FCC review. In several new proceedings, the FCC will consider the degree to which companies providing services such as ours should be obligated to contribute to this fund. We are unable to predict the outcome of these proceedings and their impact on our business at this time.

Certain of our subsidiaries are authorized to provide interstate telecommunications services pursuant to its access tariff filed with the FCC in April 1999. Although not required for our existing DSL data service offering, on August 6, 1999 we obtained authority from the FCC to provide international telecommunications services originating from the United States.

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

We have obtained authorizations to provide local exchange and long-distance telecommunications services in all 50 states, the District of Columbia and Puerto Rico.

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

Intellectual Property

We regard our products, services and technology as proprietary and attempt to protect them with patents, copyrights, trademarks, service marks, trade secret laws, restrictions on disclosure and other methods, as applicable. For example, we own a federal supplemental registration and claim rights in the name, “DSL.net.” There can be no assurance these methods will be sufficient to protect our technology and intellectual property. We also generally enter into confidentiality agreements with our employees, consultants and business partners, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization, or to develop similar information independently. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries, and the global nature of the Internet makes it virtually impossible to control the ultimate destination of our technology or proprietary information. There can be no assurance that the steps we have taken will prevent misappropriation or infringement of our technology or proprietary information. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. In addition, some of our information, including our competitive carrier status in individual states and our interconnection agreements, is a matter of public record and can be readily obtained by our competitors and potential competitors, possibly to our detriment.

Employees

As of March 1, 2005, we had 140 employees. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. Competition for qualified personnel can be intense, and we may be unable to identify, attract and retain such personnel in the future. In addition, reductions in our workforce that we undertook in the last several years may make it difficult to attract, hire and retain qualified personnel. None of our employees is represented by a labor union or is the subject of a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are good.

Item 2. Properties

Our headquarters consists of approximately 31,500 square feet in an office building in New Haven, Connecticut. We also lease other offices in Minneapolis, Minnesota; Wilmington, North

Carolina and Herndon, Virginia. On December 31, 2004, our lease of office space in Santa Cruz, California expired and was not renewed. We vacated the Santa Cruz office in December 2001, and sublet said facility through July 2003. In addition, we lease warehouse space to store network equipment and other inventory in a number of other locations. With respect to our arrangements to use space in traditional telephone companies’ central offices, please see Item 1 - Business, “Interconnection Agreements with Traditional Local Telephone Companies.”

Item 3. Legal Proceedings

A lawsuit for wrongful termination of employment was filed against us in the Superior Court in New Haven, Connecticut on July 29, 1999 by a former officer who was employed by us for less than two months. Plaintiff's claims are based chiefly on his allegation that we terminated his employment because he allegedly voiced concerns to senior management about the feasibility of certain aspects of our business strategy. The plaintiff is principally seeking compensatory damages for wages and unvested stock options. We deny the plaintiff’s allegations and believe that his claims are without merit. We have been defending the case vigorously and plan to continue to do so.

A lawsuit was filed against us in Connecticut State Court in the Judicial District of New Haven on January 15, 2004 by an individual who claims that he was offered a sales manager position at the Company in December 2003 but was wrongly deprived of that position at or immediately prior to his initial employment date. The plaintiff’s complaint includes claims for breach of contract, negligent misrepresentation and intentional infliction of emotional distress. We deny the plaintiff’s allegations and believe that his claims are without merit. We have been defending the case vigorously and plan to continue to do so.

We are also a party to certain consolidated legal proceedings along with other competitive local exchange carriers related to regulatory approvals and are subject to state commission, FCC and court decisions related to the interpretation and implementation of the 1996 Telecommunications Act and the interpretation of competitive carrier interconnection agreements in general and the Company’s interconnection agreements in particular. In some cases, we may be deemed to be bound by the results of ongoing proceedings of these bodies. We therefore may participate in proceedings before these regulatory agencies or judicial bodies that affect, and allow us to advance, our business plans.

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

Item 4. Submission of Matters to a Vote of Security Holders

Our 2004 Annual Meeting of Stockholders was held on February 9, 2005. Holders of an aggregate of 233,619,817 shares of our common stock and 14,000 shares of our Series Z preferred stock at the close of business on December 20, 2004 were entitled to vote at the meeting. The holders of our common stock and Series Z preferred stock voted together as a single class with respect to the subject proposals. At such meeting, our stockholders voted in favor of all of the proposals submitted in our proxy statement, dated December 22, 2004 for approval at the meeting, as follows:

•  Proposal 1. To elect one member of the board of directors to serve for a three-year term as a Class I director, this director to serve for his term or until his successor has been duly elected and qualified, or until his earlier death, resignation or removal.

Director Name	Total Votes for the Nominee	Total Votes Withheld from the Nominee
Robert B. Hartnett, Jr.	218,904,767	2,142,102

No other persons were nominated, or received votes, for election as directors at the 2004 Annual Meeting of Stockholders. Messrs. Duncan Davidson, Robert G. Gilbertson, Paul J. Keeler, William J. Marshall, James D Marver and Kirby G. Pickle each continued their respective terms of office after the 2004 Annual Meeting of Stockholders.

•  Proposal 2. To consider and act upon a proposal to approve warrants to purchase up to an aggregate of 19,143,000 shares of our common stock issued to holders of our senior secured promissory notes, and the shares of our common stock to be issued upon exercise of such common stock purchase warrants.

Total Votes for Proposal 2	Total Votes Against Proposal 2	Abstentions from Proposal 2	Broker Non-Votes

108,810,337	3,625,468	223,721	108,387,343

•  Proposal 3. To consider and act upon a proposal to approve an amendment to our Amended and Restated 2001 Stock Option and Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder by 20,000,000 shares to an aggregate of 65,000,000 shares, and to increase the maximum number of options or stock appreciation rights to purchase shares of common stock that may be issued to an employee in any calendar year from 5,000,000 shares to 8,000,000 shares and to ratify such plan as amended.

Total Votes for Proposal 3	Total Votes Against Proposal 3	Abstentions from Proposal 3	Broker Non-Votes

108,822,189	7,615,745	221,591	108,387,344

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of March 1, 2005, there were approximately 604 holders of record of our common stock. On August 4, 2004, the listing and trading of our common stock moved from the Nasdaq SmallCap Market to the American Stock Exchange. On such date, our common stock trading symbol changed from “DSLNC” to “BIZ.”

The range of high and low bid prices per share of DSL.net's common stock as reported on the Nasdaq SmallCap Market and the American Stock Exchange for the two most recent fiscal years are shown below. The closing price of DSL.net common stock on March 1, 2005 was $0.16 per share.

Quarter Ended	High	Low
March 31, 2003	$0.67	$0.36
June 30, 2003	0.76	0.35
September 30, 2003	1.07	0.51
December 31, 2003	0.77	0.51
March 31, 2004	0.83	0.44
June 30, 2004	0.52	0.27
September 30, 2004	0.43	0.13
December 31, 2004	0.28	0.15

Dividend Policy

We have never declared or paid any cash dividends on our common stock and currently intend to retain any future earnings for the future operation and expansion of our business. We do not anticipate that any cash dividends will be declared or paid on our common stock in the foreseeable future.

Prior to and in preference to any declaration or payment of any cash dividends on our common stock, the holders of our Series X and Series Y preferred stock were entitled to receive cumulative dividends of $120.00 per share per annum when and as declared by the DSL.net Board of Directors. All such dividends on the Series X and Series Y preferred stock accrued monthly were payable in cash, except in the case of the conversion of the Series X or Series Y preferred stock, as the case may be, into common stock, in which case dividends may be paid, at the sole option of DSL.net, in shares of DSL.net common stock. During the second half of 2003 and the first and third quarters of 2004, all of the issued and outstanding shares of our Series Y preferred stock and our Series X preferred stock were converted into shares of our common stock and all accrued dividends on these converted shares were paid in shares of our common stock.

Our Series Z preferred stock provides that we shall not declare, pay or set aside any cash dividends on shares of our common stock unless we simultaneously declare, pay or set aside, respectively, a cash dividend on each outstanding share of our Series Z preferred stock in an amount equal to the dividend so payable with respect to one share of our common stock.

Under the terms of our October 2004 financing transaction with Laurus Master Fund, Ltd. (“Laurus”), we are prohibited from declaring, paying or making any dividend distribution on any class of stock other than any previously issued and outstanding preferred stock without the prior consent of Laurus.

Equity Compensation Plan Information

The following table provides information as of December 31, 2004, with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Shareholders	30,651,934	$0.77	19,579,375
Equity Compensation Plans Not Approved by Shareholders (1)	10,000,000	$0.48	—
Total	40,651,934	$0.70	19,579,375

(1) In April 2004, as authorized by the Company’s Board of Directors, the Company entered into an employment agreement and related stock option agreement with Kirby G. Pickle, the Company’s new chief executive officer. Under the stock option agreement for Mr. Pickle, an option to purchase a total of 10,000,000 shares of the Company’s common stock, represented in the above table, was granted to Mr. Pickle as an inducement to his employment with the Company.

(Dollars in Thousands, Except Per Shaer Amounts)

Item 6. Selected Financial Data

The following historical data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, except for “Other Data,” has been derived from our financial statements audited by PricewaterhouseCoopers LLP, independent registered public accounting firm. Our balance sheets at December 31, 2004 and 2003 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2004, 2003 and 2002 and notes thereto appear elsewhere in this Annual Report on Form 10-K.

Reference is also made to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the more complete financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Statement of Operations Data:
Revenue	$68,449	$71,333	$45,530	$41,969	$17,789
Operating expenses:
Network (A)	45,727	51,452	33,470	44,451	30,599
Operations (A)	9,864	11,873	7, 949	45,752	32,112
General and administrative (A)	12,601	12,200	11,403	25,229	17,974
Sales and marketing (A)	5,126	8,642	6,969	13,188	25,263
Stock compensation	-	438	1,228	1,202	3,192
Depreciation and amortization	13,132	16,359	20,332	28,043	21,133
Total operating expenses	86,450	100,964	81,351	157,865	130,273

Operating loss	(18,001)	(29,631)	(35,821)	(115,896)	(112,484)

Interest income (expense), net	(5,363)	(2,936)	(458)	455	6,730
Other (expense) income, net	135	(2,430)	185	(13)	(9)
Net loss	$(23,229)	$(34,997)	$(36,094)	$(115,454)	$(105,763)
Dividends on preferred stock	(950)	(3,698)	(3,573)	(122)	-
Accretion of preferred stock	(8,852)	(14,327)	(10,078)	(348)	-
Fair value of Series Z Preferred Stock	(2,630)	-	-	-	-
Net loss applicable to common stockholders	$(35,661)	$(53,022)	$(49,745)	$(115,924)	$(105,763)

Net Loss Per Common Share Data:
Net Loss per common share, basic and diluted	$(0.20)	$(0.72)	$(0.77)	$(1.81)	$(1.75)
Shares used in computing net loss per share	181,831	74,126	64,858	63,939	60,593

	December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash, cash equivalents, restricted cash
and marketable securities	$9,511	$13,784	$11,319	$19,631	$76,435
Total assets	40,862	59,061	53,496	81,024	194,806
Long-term obligations (including current
portion)	14,830	5,529	4,565	7,463	14,114
Mandatorily Redeemable Convertible
Preferred Stock	-	17,019	14,122	470	-
Stockholders’ equity	$12,106	$18,300	$20,751	$50,725	$149,417

(Dollars in Thousands, Except Per Shaer Amounts)

	Year Ended December 31,
	2004	2003	2002	2001	2000
Cash Flow Data:
Used in operating activities	$(7,541)	$(13,715)	$(17,706)	$(62,989)	$(74,986)
Used in investing activities	(3,078)	(11,135)	(2,368)	(2,921)	(60,225)
Provided by financing activities	$3,919	$27,311	$12,107	$12,871	$141,960

Other Data:
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(23,229)	$(34,997)	$(36,094)	$(115,454)	$(105,763)
Add: Interest and other (income) expense, net	5,228	5,366	273	(442)	(6,721)
Depreciation and amortization	13,132	16,359	20,332	28,043	21,133
Stock compensation	-	438	1,228	1,202	3,192
Adjusted EBITDA (B)	$(4,869)	$(12,834)	$(14,261)	$(86,651)	$(88,159)

Reconciliation of Adjusted EBITDA to net
cash used in operating activities:

Adjusted EBITDA	$(4,869)	$(12,834)	$(14,261)	$(86,651)	$(88,159)
Interest and other (expense) income, net	(160)	(450)	(444)	611	6,764
Financing costs (deferrals) expenses	-	(183)	-	49	21
Bad debt expense	1,119	2,117	2,536	2,996	700
Sales discounts	2	394	1,181	1,498	590
Restructuring / impairment charges	-	-	-	34,083	1,417
Write off / sales of equipment	120	46	555	229	(7)
Net changes in assets and liabilities	(3,754)	(2,805)	(7,273)	(15,804)	3,687
Net cash used in operating activities	$(7,541)	$(13,715)	$(17,706)	$(62,989)	$(74,986)

Capital expenditures	$651	$2,405	$1,647	$5,345	$55,943

(A) Excluding stock compensation, depreciation and amortization.

(B) Adjusted EBITDA, shown above under “Other Data,” consists of net loss excluding net interest and other income/expense, taxes, depreciation, amortization of intangibles and non-cash stock compensation expense. We believe that Adjusted EBITDA provides useful information because it is an additional measure of financial performance commonly used for comparing companies in the telecommunications industry in terms of core operating performance, leverage, and ability to incur and service debt. Since the network configurations, assets and related capital expenditures and capital structures vary greatly within the telecommunications industry, a financial measure that excludes interest, depreciation and amortization is useful in comparing the core operating performance that supports and measures the return on a company’s network assets and capital structure and enhances comparability between periods. In addition, Adjusted EBITDA is used by us when reporting operating performance to our senior management and board of directors.

(Dollars in Thousands, Except Per Share Amounts)

Adjusted EBITDA is not a measure determined under generally accepted accounting principles. Adjusted EBITDA should not be considered in isolation from, and you should not construe it as a substitute for:

•	operating loss as an indicator of our operating performance;

•	cash flows from operating activities as a measure of liquidity;

•	other consolidated statement of operations or cash flows data presented in accordance with generally accepted accounting principles; or

•	as a measure of profitability or liquidity.

The above financial data includes the operating results of acquisitions from their acquisition date, which consequently will affect the comparability of such financial data from year to year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH “ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA” AND “ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” THAT APPEAR ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THIS DISCUSSION AND ANALYSIS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH UNDER “RISK FACTORS” AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. EXISTING AND PROSPECTIVE INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION, AND DISCLAIM ANY OBLIGATION, TO UPDATE OR REVISE THE INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR CIRCUMSTANCES OR OTHERWISE.

Overview

Our Business

We provide high-speed data communications, Internet access, and related services to small and medium sized businesses and branch offices of larger businesses and their remote office users, throughout the United States, primarily utilizing digital subscriber line (“DSL”) and T-1 technology. In September 2003, we expanded our service offerings to business customers in the Washington, D.C. metropolitan region to include integrated voice and data services using voice over Internet protocol technology (“VoIP”). In February 2004, we introduced our VoIP and data bundles in the New York City metropolitan area. Our networks enable data transport over existing copper telephone lines at speeds of up to 1.5 megabits per second. Our product offerings also include Web hosting, domain name system management, enhanced e-mail, on-line data

(Dollars in Thousands, Except Per Share Amounts)

backup and recovery services, firewalls, nationwide dial-up services, private frame relay services and virtual private networks.

We sell directly to businesses through our own sales force utilizing a variety of sales channels, including referral channels such as local information technology professionals, application service providers and marketing partners. We also sell directly to third party resellers whose end-users are typically business-class customers. We deploy our own local communications equipment primarily in select first and second tier cities. In certain markets where we have not deployed our own equipment, we utilize the local facilities of other carriers to provide our service.

Our Challenges and Opportunities

Our business is in transition from an earlier strategy focused primarily on growth to a strategy focused primarily on financial performance. In 2003, in an effort to expand our network footprint, customer base and product offerings, we completed the acquisitions of substantially all of the assets and operations of Network Access Solutions Corporation (“NAS”), and TalkingNets, Inc. and its affiliate (collectively, “TalkingNets”). The NAS acquisition significantly increased our facilities-based network in central offices from Virginia to Massachusetts. The TalkingNets acquisition provided us the ability to offer, in the business-intensive, Mid-Atlantic and Northeast regions, carrier-class integrated voice and data services utilizing VoIP technology. We completed the integration of both of these acquisitions into our operations during 2004.

During 2004 we focused on reducing operating losses and increasing gross margins. On March 25 and September 21, 2004, we implemented reductions-in-force of 62 and 32 employees, respectively, as part of our cost reduction measures. In connection with this latter reduction-in-force, during the third quarter of 2004, we began implementing a new sales and marketing strategy by reorganizing our inside sales force, reducing funding for certain sales and marketing activities, and re-directing our focus to sales of multi-line accounts and sales of higher margin services, including our integrated voice and data services and T-1 data services. As a result of these and other cost-savings measures, we achieved positive operating cash flow results in the fourth quarter of 2004 for the first time in our history. However, our cost reduction measures, and particularly, our sales force reductions, have and continue to place downward pressure on our ability to sustain or grow our revenue base. Additionally, like many of our competitors, we experience a degree of customer disconnects or “churn” due to competitive pricing pressures and other factors, which churn is in excess of the rate that we are currently acquiring new customers. In response to this, we have implemented a program pursuant to which our customer retention representatives proactively endeavor to renew existing customers to service agreements prior to or at the time of initial term expiration. While we are taking measures to control customer churn, our ability to generate and sustain positive operating cash flow in future periods will be dependent, in large part, on our ability to obtain additional funding to support our working capital needs and increase our sales and customer acquisition activities, while continuing to further control our operating costs. There can be no assurance that we will be able to obtain additional funding, increase our sales or further control our operating costs in future periods (see “Liquidity and Capital Resources”).

While the foregoing operational and market factors pose significant challenges for our business, we believe our current operating results, facilities-based voice and data network and established customer base favorably position us to leverage opportunities in our industry, provided we obtain the additional financing required to support our operations and growth strategy.

(Dollars in Thousands, Except Per Share Amounts)

Operating Cash Flow. Our operating cash flow for the quarter ended December 31, 2004, was $1,337, a 120% improvement over operating cash flow of negative $6,740 for the same period 2003. Our operating cash flow for the year ended December 31, 2004 was negative $7,541, a 45% improvement over operating cash flow of negative $13,715 for the year ended December 31, 2003.

Greater Utilization of our Network to Drive Higher Margins. We have an extensive facilities-based network with the major portion of our footprint in the densest business communications corridor in the country. We continue to prioritize the sale of services provisioned directly over our network and the sale of T-1 and integrated voice and data services, all of which yield higher margins.

New Market Opportunities. We believe that there continues to be significant revenue growth opportunities for our data/Internet access services and our VoIP suite of integrated voice and data services. However, we will need additional funding to grow our sales channels, further expand our voice network and fund customer acquisitions in order to permit us to capitalize on these growth opportunities.

In addition to pursuing additional financing to support our operations and fund cost-effective growth for our business, we continue to explore various strategic opportunities that would accelerate our growth and/or improve our operating performance (including potential customer acquisitions), and merger and acquisition opportunities. In many cases, we engage in discussions and negotiations regarding such potential transactions. Our discussions and negotiations may not result in a transaction. Further, if we effect any such transaction, it may not result in a positive impact upon our operating results or financial performance.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The markets for our services are characterized by intense competition, rapid technological development, regulatory and legislative changes, and frequent new product introductions, all of which could impact the future value of our assets and liabilities.

We evaluate our estimates on an on-going basis. The most significant estimates relate to revenue recognition, goodwill, intangible assets and other long-lived assets, the allowance for doubtful accounts, the fair value of financial instruments and derivatives, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

The following is a brief discussion of the critical accounting policies and methods and the judgments and estimates used by us in their application:

(Dollars in Thousands, Except Per Share Amounts)

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which outlines the four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Subjectivity and uncertainties are inherent in making such judgments that could result in an overstatement or understatement of revenues.

Revenue is recognized pursuant to the terms of each contract on a monthly service fee basis, which varies based on the speed of the customer’s Internet connection and the services ordered by the customer. The monthly fee includes phone line charges, Internet access charges, the cost of any leased equipment installed at the customer's site and fees for the other services we provide, as applicable. Revenue that is billed in advance of the services provided is deferred until the services are rendered. Revenue related to installation charges is also deferred and amortized to revenue over 18 months which is the expected customer relationship period. Related direct costs incurred (up to the amount of deferred revenue) are also deferred and amortized to expense over 18 months. Any excess of direct costs over installation charges are charged to expense as incurred. In certain instances, we negotiate credits and allowances for service related matters. We establish a reserve against revenue for credits of this nature based on historical experience. Also, from time to time we offer sales incentives to our customers in the form of rebates toward select installation services and customer premise equipment. We establish a reserve based on historical experience for such estimated rebate costs, with a corresponding reduction to revenue and deferred revenue, as applicable. Establishing such reserves requires subjective judgments and estimates primarily pertaining to the number and amounts of such credits, allowances and rebates. Actual results may differ from our estimates that could result in an overstatement or understatement of revenues.

We seek to price our services competitively. The market for high-speed data communications services and Internet access is rapidly evolving and intensely competitive. While many of our competitors and potential competitors enjoy competitive advantages over us, we are pursuing a significant market that, we believe, is currently under-served. Although pricing is an important part of our strategy, we believe that direct relationships with our customers and consistent, high quality service and customer support are key to generating customer loyalty. During the past several years, market prices for many telecommunications services and equipment have been declining, a trend that might continue.

Goodwill and Other Long-Lived Assets

We account for our long-lived assets (excluding goodwill) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of,” which requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable such as technological changes or significant increased competition. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets, calculated using a discounted cash flow model. There were no impairment

(Dollars in Thousands, Except Per Share Amounts)

charges taken during the years ended 2004, 2003 and 2002. There is inherent subjectivity and judgments involved in cash flow analyses such as estimating revenue and cost growth rates, residual or terminal values and discount rates, which can have a significant impact on the amount of any impairment.

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement requires that the amortization of goodwill be discontinued and instead an impairment approach be applied. If impairment exists, under SFAS No. 142, the resulting charge is determined by the recalculation of goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. The impairment tests were performed initially upon adopting SFAS 142 in 2002 and annually thereafter and were based upon the fair value of reporting units rather than an evaluation of the undiscounted cash flows. We estimated the fair value of the goodwill based on discounted forecasts of future cash flows. There is inherent subjectivity and judgments involved in cash flow analyses such as estimating revenue and cost growth rates, residual or terminal values and discount rates, which can have a significant impact on the amount of any impairment. We did not record any goodwill impairment adjustments resulting from our impairment reviews during 2004, 2003 and 2002.

Other long-lived assets, such as identifiable intangible assets and fixed assets, are amortized or depreciated over their estimated useful lives. These assets are reviewed for impairment whenever events or circumstances provide evidence that suggests that the carrying amount of the assets may not be recoverable, with impairment being based upon an evaluation of the identifiable undiscounted cash flows. If impaired, the resulting charge reflects the excess of the asset’s carrying cost over its fair value. As described above, there is inherent subjectivity involved in estimating future cash flows, which can have a significant impact on the amount of any impairment. Also, if market conditions become less favorable, future cash flows (the key variable in assessing the impairment of these assets) may decrease and as a result we may be required to recognize impairment charges in the future.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Such allowances require management’s estimates and judgments and are computed based on historical experience using varying percentages of aged receivables. Actual experience may differ from our estimates and require larger or smaller charges to income. We primarily sell our services directly to end users mainly consisting of small to medium sized businesses, but we also sell our services to certain resellers, such as to Internet service providers (“ISPs”). We believe that we do not have significant exposure or concentrations of credit risk with respect to any given customer. However, if the country or any region we service, experiences an economic downturn, the financial condition of our customers could be adversely affected, which could result in their inability to make payments to us. This could require additional provisions for allowances. In addition, a negative impact on revenue related to those customers may occur.

With the acquisition of the NAS assets on January 10, 2003, we acquired a number of end users, some of whom we service indirectly through various ISPs. We sell our services to such ISPs who then resell such services to the end users. We have some increased exposure and concentration of credit risk pertaining to such ISPs. However, no individual customer accounted for more than 5% of revenue for the years ended December 31, 2004, 2003 and 2002 or more than 10% of accounts receivable at December 31, 2004 and 2003.

(Dollars in Thousands, Except Per Share Amounts)

Inventory

Inventories consist of modems and routers (generally referred to as customer premise equipment) that we either sell or lease to customers and are required to establish a high-speed DSL or T-1 digital connection. Inventories are stated at the lower of cost or market. Cost of inventory is determined on the “first-in, first-out” or average cost methods. We establish inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments and other factors. Such reserves require managements’ estimates and judgments primarily relating to forecasts of future usage which could vary from actual results and require adjustments to our estimated reserves.

Fair Value of Financial Instruments and Derivatives

We have issued various debt and equity instruments, some of which have required a determination of their fair value, where quoted market prices were not published or readily available. We base our determinations on valuation techniques that require judgments and estimates including, discount rates used in applying present value analyses, the length of historical look-back used in determining the volatility of our stock, expected future interest rate assumptions and probability assessments. From time to time, we may hire independent valuation specialists to perform and or assist in the fair value determination of such instruments. Actual results may differ from our estimates and assumptions which may require adjustments to the fair value carrying amounts and result in a charge or credit to our statement of operations.

Recently Issued Accounting Pronouncements

In September 2004, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 04-10 “Applying Paragraph 19 of FASB Statement No. 131, ‘Disclosures about Segments of an Enterprise and Related Information,’ in Determining whether to Aggregate Operating Segments that do not Meet the Quantitative Thresholds”. EITF No. 04-10 presents guidelines for two alternative approaches in determining whether to aggregate operating segments and is effective for fiscal years ending after October 13, 2004. EITF No. 04-10 did not have an impact on our operating segment disclosures.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which is a revision of Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include retrospective and prospective adoption methods. Under the retrospective method, prior periods may be restated based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all periods presented or as of the beginning of the year of adoption.

(Dollars in Thousands, Except Per Share Amounts)

The prospective method requires that compensation expense be recognized beginning with the effective date, based on the requirements of SFAS 123R, for all share-based payments granted after the effective date, and based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

The provisions of this statement are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We expect to adopt the standard on July 1, 2005. We are evaluating the requirements of SFAS 123R and have not determined its method of adoption or its impact on our financial condition or results of operations.

In December 2004, the FASB issued SFAS 153, “Exchange of Non-monetary Assets, an amendment of APB Opinion No 29” (“SFAS 153”). SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis. Instead, this statement provides that exchanges of non-monetary assets that do not have commercial substance be reported at carryover basis rather than a fair value basis. A non-monetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We expect to adopt the standard on July 1, 2005. We are evaluating the requirements of SFAS 153 and have not determined its impact on our financial condition or results of operations.

(Dollars in Thousands, Except Per Share Amounts)

Results of Operations

The following table depicts our results of operations data and the components of net loss as a percentage of revenue:

	Year Ended December 31,
	2004	2003	2002
Revenue	100.0%	100.0%	100.0%

Operating expenses: Network (excluding stock compensation and depreciation and amortization)	66.8%	72.1%	73.5%

Operations (excluding stock compensation and depreciation and amortization)	14.4%	16.6%	17.4%

General and administrative (excluding stock compensation and depreciation and amortization)	18.4%	17.2%	25.0%

Sales and marketing (excluding stock compensation and depreciation and amortization)	7.5%	12.1%	15.3%
Stock compensation	0%	0.6%	2.7%
Depreciation and amortization	19.2%	22.9%	44.7%
Total operating expenses	126.3%	141.5%	178.7%
Operating loss	(26.3)%	(41.5)%	(78.7)%
Interest (expense) income, net	(7.8)%	(4.1)%	(1.0)%
Other (expense) income, net	0.2%	(3.4)%	0.4%

Net loss	(33.9)%	(49.0)%	(79.3)%

Net loss applicable to common stockholders:
Net loss	(33.9%)	(49.0)%	(79.3)%
Dividends on preferred stock	(1.4)%	(5.2)%	(7.8)%

Accretion of preferred stock	(12.9%)	(20.1)%	(22.1)%

Fair Value of Series Z Preferred Stock	(3.8)%	0%	0%

Net loss applicable to common stockholders	(52.1)%	(74.3)%	(109.3)%

(Dollars in Thousands, Except Per Share Amounts)

Revenue. Revenue for the year ended December 31, 2004, decreased by approximately $2,884 (4%) to approximately $68,449, from approximately $71,333 for the year ended December 31, 2003. The decrease in revenue primarily resulted from the decrease in the number of customers subscribing to our services.

Revenue for the year ended December 31, 2003, increased by approximately $25,803 (57%) to approximately $71,333 from approximately $45,530 for the year ended December 31, 2002. The revenue increase was primarily due to the expansion of our network, the increased number of customers subscribing for our services and contributions from acquisitions of certain network assets, equipment and associated subscriber lines of NAS during 2003.

The revenue attributable to contributions from acquired businesses was approximately $0, $23,013 and $2,069 and for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Network expenses for the year ended December 31, 2004, decreased by approximately $5,725 (11%) to approximately $45,727 from approximately $51,452 for the year ended December 31, 2003. The decrease resulted primarily from lower telecommunications expenses of approximately $5,250, decreases in other equipment costs of approximately $266, lower installation subcontractor and outside services expenses of approximately $667, lower personnel expenses of approximately $243 and decreases in other miscellaneous expenses of approximately $122, partially offset by increases in other installation costs of approximately $823. The decrease in the aforedescribed network expenses was primarily attributable to savings resulting from the closure of certain duplicative central office locations that were acquired with the NAS acquisition and other network cost containment efforts and decreases in recurring loop costs associated with lower number of subscriber lines.

Network expenses for the year ended December 31, 2003, increased by approximately $17,892 (54%) to approximately $51,452, from approximately $33,470 for the year ended December 31, 2002. The increase in network expenses was primarily attributed to increased telecommunications expenses of approximately $16,299 and increased network engineering and field operations personnel expenses of approximately $1,279 resulting from our acquisition of the NAS assets. The increase was also attributable to increased subcontract labor and consulting fees of approximately $886 related to increased customer installations and the elimination of certain duplicate central offices, and was partially offset by net decreases in miscellaneous other expenses of approximately $483.

Network expenses incurred for certain high capacity loops and transport facilities that we lease from incumbent local exchange carriers that connect to certain of our central offices and our network will increase as early as March 2005, as a result of the FCC’s Triennial Review Remand Order issued February 4, 2005 (the “TRRO”). We are currently assessing the potential impact on our network expenses resulting from the TRRO, as well as evaluating our network configuration alternatives to minimize increases to our network expense.

(Dollars in Thousands, Except Per Share Amounts)

Operations Expenses. Our operations expenses include costs related to customer care, customer provisioning, customer billing, customer technical assistance, purchasing, headquarters facilities operations, operating systems maintenance and support and other related overhead expenses.

Operations expenses for the year ended December 31, 2004, decreased by approximately $2,009 (17%) to approximately $9,864 from approximately $11,873 for the year ended December 31, 2003. The decrease in operations expenses was primarily due to decreases in personnel expenses of approximately $1,168, lower licenses and fees of approximately $357, decreases in professional services expenses of approximately $302, decreases in telecommunication expenses of approximately $144, and decreases in office expenses of approximately $116, partially offset by increases in miscellaneous expenses of approximately $78.

Operations expenses for the year ended December 31, 2003, increased by approximately $3,924 (49%) to approximately $11,873 from approximately $7,949 for the year ended December 31, 2002. The increase in operations expenses was primarily attributed to increases in operations personnel expenses of approximately $2,346, other outside services of approximately $1,230, equipment costs of approximately $95 and net increases in other miscellaneous expenses of approximately $253. All such increases were primarily associated with the acquisition of the NAS assets.

General and Administrative. Our general and administrative expenses consist primarily of costs relating to human resources, finance, executive, administrative services, recruiting, insurance, public reporting, legal and auditing services, leased office facilities rent and bad debt expenses.

General and administrative expenses for the year ended December 31, 2004, increased by approximately $401 (3%) to approximately $12,601 from approximately $12,200 for the year ended December 31, 2003. The increase was primarily due to increases in professional services costs of approximately $1,430 and miscellaneous increases of approximately $33, partially offset by lower bad debt expenses of approximately $903 and lower facilities costs of approximately $159.

General and administrative expenses for the year ended December 31, 2003, increased by approximately $797 (7%) to approximately $12,200 from approximately $11,403 for the year ended December 31, 2002. The increase was primarily due to increases in professional fees of approximately $750, tax expenses of approximately $735, and miscellaneous expenses of approximately $321. These increased expenses were partially offset by reductions in salaries and benefits of approximately $266, bad debt expenses of approximately $481, and insurance expenses of approximately $262.

In March 2002, we filed an application with the Connecticut Department of Revenue Services for research and development expenditure credits for the 1999 and 2000 calendar years. The credits were approved as a reduction against our corporation business tax. With regard to credits approved for the 2000 calendar year, we were entitled to elect a cash refund at 65 percent of the approved credit. We elected to receive the 2000 calendar year credit as a cash refund of approximately $1,301. The 1999 calendar year credit of approximately $671 is available as a carryforward offset to future State of Connecticut business taxes. In July of 2002, we received the first installment of the cash refund pertaining to the 2000 calendar year of approximately $1,000. Upon receipt of the research and development credits, we were obligated to pay

(Dollars in Thousands, Except Per Share Amounts)

approximately $402 to a professional service provider as a result of a contingent fee arrangement for professional services in connection with obtaining such credits. During 2002, we recorded the $1,000 refund as a reduction in our state corporate franchise tax expenses which are included in general and administrative expenses, and the $402 contingent fee as professional services expenses, also included in general and administrative expenses. We received the second and third installments of approximately $150 each in 2003 and 2004, respectively, which were recorded as reductions of general and administrative expenses in those respective years.

Sales and Marketing. Our sales and marketing expenses consist primarily of expenses for personnel, the development of our brand name, promotional materials, direct mail advertising and sales commissions and incentives.

Sales and marketing expenses for the year ended December 31, 2004, decreased by approximately $3,516 (41%) from approximately $8,642 for the year ended December 31, 2003. The decrease was primarily attributable to reductions in salaries and benefits (including commissions of approximately $2,457) stemming from our reductions in force, lower advertising expenses of approximately $881 and sundry other expenses of approximately $178.

Sales and marketing expenses for the year ended December 31, 2003, increased by approximately $1,673 (24%) to approximately $8,642 from approximately $6,969 for the year ended December 31, 2002. The increase was primarily due to increases in salaries and benefits (including commissions) of approximately $1,685 and miscellaneous expenses of approximately $128, which were partially offset by reductions in advertising expenses of approximately $140.

Stock Compensation. We incurred non-cash stock compensation expenses as a result of the granting of stock and stock options to employees, directors and members of our former board of advisors with exercise prices per share below the fair values per share of our common stock at the dates of grant. The stock compensation, if vested, was charged immediately to expense, while non-vested compensation was amortized over the vesting period of the applicable options or stock, which was generally 48 months for initial grants and 36 months for subsequent grants. Unvested options for terminated employees are cancelled and the value of such options is recorded as a reduction of deferred compensation with an offset to additional paid-in-capital.

Non-cash stock compensation expenses were approximately $0, $438 and $1,228 for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004 and 2003, respectively, there were no remaining unamortized balances of stock compensation expenses.

As of December 31, 2004 and 2003, options to purchase 40,651,934 and 18,671,766 shares of common stock, respectively, were outstanding, which were exercisable at weighted average exercise prices of $0.70 and $1.07 per share, respectively.

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

Depreciation and amortization for the year ended December 31, 2004, was approximately $13,132 or $3,227 (20%) lower than depreciation and amortization for the year ended December

(Dollars in Thousands, Except Per Share Amounts)

31, 2003, of approximately $16,359. The decrease was primarily attributable to certain intangible and fixed assets having become fully depreciated and amortized during 2004.

Depreciation and amortization for the year ended December 31, 2003, was approximately $3,973 (20%) lower than depreciation and amortization for the year ended December 31, 2002 of approximately $20,332. The decrease was primarily attributable to certain intangible and fixed assets having become fully depreciated and amortized during 2003, resulting in a decline in depreciation and amortization of approximately $7,371, which was partially offset by increased depreciation and amortization relating to our acquisition of the NAS assets and the TalkingNets assets and associated subscriber lines of approximately $3,398.

Our identified intangible assets (excluding goodwill) consist solely of customer lists, which are amortized over two years. Amortization of intangible assets for the years ended December 31, 2004, 2003 and 2002 was approximately $941, $2,756 and $5,349, respectively. Accumulated amortization of customer lists as of December 31, 2004 and 2003 was approximately $15,437 and $14,496, respectively. The expected future amortization of customer lists as of December 31, 2004, is approximately $47 in 2005, when these intangible assets will be fully amortized.

Depreciation pertaining to network assets was approximately $11,241, $12,300 and $13,719 for the years ended December 31, 2004, 2003 and 2002, respectively. Depreciation and amortization pertaining to general and administrative assets was approximately $1,891, $4,059 and $6,613 for the years ended December 31, 2004, 2003 and 2002, respectively.

Interest Income (Expense), Net. For the year ended December 31, 2004, net interest expense of approximately $5,363 consisted of approximately $5,474 in interest expense, partially offset by approximately $111 in interest income. The increase in interest expense during 2004 of approximately $2,388 (77%) was primarily due to the non-cash amortization of debt discount of approximately $3,748 related to warrants issued as part of our July 2003 note and warrant financing and derivatives issued under our October 2004 convertible note and warrant financing and $279 of interest expense pertaining to notes issued in connection with those transactions, partially offset by lower interest expense of approximately $909 of non-cash interest expense related to the warrants issued during 2003 in consideration for loan guarantees under our Reimbursement Agreement (as defined and discussed below), approximately $318 of lower interest pertaining to the note we issued to NAS in connection with our purchase of the NAS assets which was pre-paid in 2003, and approximately $412 of lower other interest expense primarily due to lower capital lease balances. The decrease in interest income of approximately $39 was primarily due to lower cash balances during 2004.

For the year ended December 31, 2003, net interest expense of approximately $2,936 included approximately $3,086 in interest expense, partially offset by $150 in interest income. For the year ended December 31, 2002, net interest expense of approximately $458 consisted of approximately $790 in interest expense, partially offset by $332 in interest income. The increase in interest expense during 2003 of approximately $2,296 (74%) was primarily attributable to the non-cash amortization of debt discount of approximately $1,266 which related to warrants issued as part of our July 2003 note and warrant financing, and the amortization of deferred non-cash financing costs of approximately $909 which related to the warrants issued in consideration for loan guarantees under our Reimbursement Agreement (as defined and discussed below) and increased interest on new borrowings during 2003 pertaining to the note issued in connection with our acquisition of the NAS assets and the notes issued as part of our July 2003 note and warrant financing of approximately $489, partially offset by decreased other interest expense of

(Dollars in Thousands, Except Per Share Amounts)

approximately $367 primarily due to lower capital lease balances. The decrease in interest income during 2003 of approximately $182 was due to lower interest rates on lower cash balances.

Other (Expense) Income, net. For the year ended December 31, 2004, net other income of $135, included $190 in miscellaneous income, partially offset by $55 representing an increase in the fair value of derivatives. For the year ended December 31, 2003, net other expense of approximately $2,430 included expenses that were primarily attributable to the loss on the sale of assets of approximately $115, the write-off of approximately $184 in unamortized loan origination fees and approximately $5,747 of unamortized deferred non-cash financing costs which related to warrants issued in consideration for loan guarantees under our Reimbursement Agreement (discussed below). These items were written-off as a result of the loan repayment and cancellation of the Credit Agreement (as defined and discussed below) and the Reimbursement Agreement subsequent to our $30,000 note and warrant financing on July 18, 2003. These write-offs were partially offset by miscellaneous income of approximately $116 and a non-cash gain of $3,500 resulting from the $1,500 settlement of the $5,000 note payable to NAS. For the year ended December 31, 2002, net other income of approximately $185 included gains on sale of assets and miscellaneous income.

Restructuring and Impairment Charges. During the year ended December 31, 2004, we charged approximately $540 against our restructuring reserve related to facilities expense associated with the Company’s vacated office space in Santa Cruz, California. The lease on that facility expired in December of 2004 and our restructuring reserve balance was $0 at December 31, 2004. During the year ended December 31, 2003, we increased our reserve for vacated facilities by approximately $252 as a sublet tenant vacated our Santa Cruz facility and we did not anticipate any additional sublets. We also charged approximately $647 against our restructuring reserves; of which, approximately $315 related to payment of certain termination fees associated with the closure of certain central offices during 2001, and approximately $332 related to facilities expense associated with the Company’s vacated office space in Santa Cruz, California. At December 31, 2003, the remaining restructuring reserve balance for our leased Santa Cruz facility of approximately $540 was included in our accrued liabilities. During 2002 we charged approximately $576 against our restructuring reserves pertaining to facilities expense associated with our vacated office space in Santa Cruz, California and the remaining reserve balance at December 31, 2002 of approximately $935 was included in our accrued liabilities.

The following table summarizes the additions and charges to the restructuring reserve and the remaining reserve balances from December 31, 2001 through December 31, 2004.

	Facility Leases	Central Office Term. Fees	Total

Reserve balance at Dec. 31, 2001	$1,196	$315	$1,511

Charges to the reserve	(576)	-	(576)

Reserve balance at Dec. 31, 2002	620	315	935

Additions to the reserve	252	-	252

(Dollars in Thousands, Except Per Share Amounts)

Charges to the reserve	(332)	(315)	(647)

Reserve balance at Dec. 31, 2003	540	-	540
Charges to the reserve	(540)	-	(540)

Reserve balance at Dec. 31, 2004	$-	$-	$-

Net Loss. For reasons explained above, net loss of approximately $23,229 for the year ended December 31, 2004 decreased by approximately $11,768 (34%) from $34,997 for the year ended December 31, 2003. Net loss of approximately 34,997 for the year ended December 31, 2003 decreased by approximately $1,097 (3%) from approximately $36,094 for the year ended December 31, 2002.

Liquidity and Capital Resources

We have financed our capital expenditures, acquisitions and operations primarily with the proceeds from the sale of stock and from borrowings, including equipment lease financings. As of December 31, 2004, we had cash and cash equivalents of approximately $7,079, additional but restricted cash of approximately $2,432 and working capital of approximately $4,273.

Cash Provided By Financing Activities. Net cash provided by financing activities in the years ended December 31, 2004, 2003 and 2002, was approximately $3,919, $27,311 and $12,107, respectively. For 2004, this cash was provided primarily from the sale of a secured convertible note issued together with warrants to purchase our common stock. For 2003, this cash was provided primarily from the sale of our senior secured notes and warrants issued in accordance with the Note and Warrant Purchase Agreement we entered into in July, 2003. For 2002, this cash was provided primarily from the sale of our preferred stock. We have used, and intend to continue using, the proceeds from these financings primarily to implement our business plan and for working capital and general corporate purposes. We have also used, and may in the future use, a portion of these proceeds to acquire complementary businesses or assets.

Details of Cash Provided by Financing Activities. From time to time we have entered into equipment lease financing arrangements with vendors. In the aggregate, there was approximately $50 and $155 outstanding under capital lease obligations at December 31, 2004 and 2003, respectively.

In March of 2002, we received proceeds of $10,000 from the sale of 10,000 shares, of mandatorily redeemable convertible Series X preferred stock. In May 2002, we received net proceeds of $5,000 from the sale of 8,531 shares of Series Y preferred stock and, pursuant to the provisions of the Series Y preferred stock purchase agreement, $3,531 of promissory notes issued to the Series Y preferred stock investors were cancelled.

We entered into a Revolving Credit and Term Loan Agreement, dated as of December 13, 2002 (the “Credit Agreement”), with a commercial bank providing for a revolving line of credit of up to $15,000 (the “Commitment”). Interest on borrowings under the Credit Agreement was payable at 0.5% percent above the Federal Funds Effective Rate. Our ability to borrow amounts available under the Credit Agreement was subject to the bank’s receipt of a like amount of

(Dollars in Thousands, Except Per Share Amounts)

guarantees from certain of our investors and/or other guarantors. On February 3, 2003, we borrowed $6,100 under the Credit Agreement. As of March 5, 2003, certain of our investors had guaranteed $9,100 under the Credit Agreement. On July 18, 2003, we repaid the $6,100 outstanding balance plus accrued interest, and terminated the Credit Agreement. We wrote off approximately $184 of the related unamortized balance of loan origination fees.

We entered into a Reimbursement Agreement, dated as of December 27, 2002 (the “Reimbursement Agreement”), with VantagePoint Venture Partners III (Q), L.P. (“VP”) and Columbia Capital Equity Partners (together with its co-guarantors, “Columbia”) and other holders of our Series X preferred stock and Series Y preferred stock or their affiliates (the “Guarantors”), and a related Security Agreement. Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, VP and Columbia issued guarantees in an aggregate amount of $6,100 to support certain of our obligations under the Credit Agreement. On July 18, 2003, in connection with the termination of the Credit Agreement, the guarantees, the Reimbursement Agreement and the related Security Agreement were terminated.

Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, we issued warrants to purchase 12,013,893 shares of our common stock to VP and certain of its affiliates and Columbia, in consideration for their guarantees aggregating $6,100. All such warrants have a ten year life and an exercise price of $0.50 per share.  On March 26, 2003, we issued additional warrants, exercisable for ten years, to purchase a total of 936,107 shares of our common stock at $0.50 per share, to VP and certain of its affiliates and Columbia, bringing the total number of warrants issued in connection with the Reimbursement Agreement to 12,950,000. On February 3, 2003, we borrowed $6,100 on the Credit Agreement and the Guarantors’ guarantees of the subject loan became effective.

On February 3, 2003, we valued the 12,950,000 warrants at $0.514 each with a total value of approximately $6,656. The valuation was performed using a Black-Scholes valuation model with the following assumptions: (i) a risk free interest rate of 4.01% (ten-year Treasury rate), (ii) a zero dividend yield, (iii) a ten year expected life, (iv) an expected volatility of 153%, (v) an option exercise price of $0.50 per share and (vi) a current market price of $0.52 per share (the closing price of our common stock on February 3, 2003). Since the warrants were issued in consideration for loan guarantees, which enabled us to secure financing at below market interest rates, we recorded their value as a deferred debt financing cost to be amortized to interest expense over the term of the loan (approximately 57 months) using the “Effective Interest Method” of amortization. On July 18, 2003, we repaid our outstanding loan balance that was secured by these loan guarantees, and terminated the Credit Agreement. Accordingly, we wrote-off approximately $5,747 of the related unamortized balance of deferred financing costs to other expense. For years ended December 31, 2003, expense relating to amortized deferred financing costs approximated $909.

On March 5, 2003, we and VP entered into Amendment No. 1 to the Reimbursement Agreement, pursuant to which VP increased its guarantee by $3,000 bringing the aggregate guarantees by all Guarantors under the Reimbursement Agreement, as amended, to $9,100. As consideration for VP’s increased guarantee, if we closed an equity financing on or before December 3, 2003, we were authorized to issue VP and certain of its affiliates additional warrants to purchase the type of equity securities issued by us in such equity financing. The number of such additional warrants would be determined by dividing the per share price of such equity securities into a thousand dollars. Accordingly, since we closed a financing on July 18, 2003, we issued to VP and certain of its affiliates in December 2003, additional warrants with a three-year life to purchase 2,260,909 shares of our common stock at a per share price of $0.4423.

(Dollars in Thousands, Except Per Share Amounts)

On July 18, 2003, we entered into a Note and Warrant Purchase Agreement (the “Note and Warrant Purchase Agreement”) with Deutsche Bank AG London, acting through DB Advisors LLC as Investment Agent (“Deutsche Bank”), and VantagePoint Venture Partners III (Q), L.P., VantagePoint Venture Partners III, L.P., VantagePoint Communications Partners, L.P. and VantagePoint Venture Partners 1996, L.P. (collectively, “VantagePoint” and, together with Deutsche Bank, the “Senior Noteholders”) relating to the sale and purchase of an aggregate of (i) $30,000 in senior secured promissory notes (the “Notes”) and (ii) warrants to purchase 157,894,737 shares of our common stock for a period of three years at an exercise price of $0.38 per share (the “2003 Warrants”). The aggregate purchase price for the Notes and 2003 Warrants was $30,000.

Subject to the terms and conditions of the Note and Warrant Purchase Agreement, we issued an aggregate of $30,000 in principal amount of Notes to the Senior Noteholders on July 18, 2003. As of December 31, 2004, an aggregate principal amount of $30,000 of Notes remained outstanding. Principal on the Notes is payable in a single payment on July 18, 2006. The Notes provide for an annual interest rate of 1.23%, payable in cash, quarterly in arrears commencing on October 31, 2003, unless we were to elect to capitalize such interest and pay it together with the principal amount of the Notes at maturity on July 18, 2006. Pursuant to the Security Agreement, our obligations under the Notes are secured by a security interest in a majority of our personal property and assets and certain of our subsidiaries. The terms of the Notes also contain provisions that limit our ability to incur additional indebtedness and place other restrictions on our business. Prior to the due date of the first interest payment, we elected to defer all interest payments on the Notes until further notice. Interest expense accrued on the Notes for the years ended December 31, 2004 and 2003, approximated $379 and $171, respectively.

Subject to the terms and conditions of the Note and Warrant Purchase Agreement, we issued a warrant to purchase 12,950,000 shares of our common stock to Deutsche Bank on or about August 12, 2003. We issued the remaining 2003 Warrants to purchase an aggregate of 144,944,737 shares of our common stock to Deutsche Bank (105,471,053 shares) and VantagePoint (39,473,864 shares) on or about December 9, 2003.

On July 18, 2003, we recorded the note and warrant transactions in accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock purchase Warrants,” whereby a fair value was ascribed to the 157,894,737 2003 Warrants to be issued to the Senior Noteholders (related to the Note and Warrant Purchase Agreement) together with the 2,260,909 warrants to be issued to VantagePoint (related to VantagePoint’s increased guarantee under Amendment No. 1 to the Reimbursement Agreement) using a Black-Scholes valuation model with the following assumptions: (i) a risk free interest rate of 2.24% (three-year Treasury rate), (ii) a zero dividend yield, (iii) a three-year life, (iv) an expected volatility of 152%, (v) a warrant option price of $0.38 per share for the 157,894,737 2003 Warrants and $0.4423 per share for the 2,260,909 warrants, and (vi) a current market price of $0.83 per share (the closing price of our common stock on July 18, 2003). A fair value was ascribed to the $30,000 Notes using a present value method with a 19% discount rate. The relative fair value of the warrants representing 87% of the combined fair value of the warrants and Notes was applied to the $30,000 proceeds to determine a note discount of approximately $26,063, which was recorded as a reduction to the Notes payable and an increase to additional paid in capital. The note discount is being amortized to interest expense using the “Effective Interest Method” over the 36 month term of the Notes. For the years ended December 31, 2004 and 2003, approximately $4,954 and $1,266, respectively, of this note discount has been amortized to interest expense.

(Dollars in Thousands, Except Per Share Amounts)

Also, on July 18, 2003, in connection with the Note and Warrant Purchase Agreement, we, the Senior Noteholders and certain of our stockholders entered an Amended and Restated Stockholders Agreement (the “Amended and Restated Stockholders Agreement”), which provides for rights relating to election of directors, the registration of our common stock and certain protective provisions.

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

A portion of the proceeds from the sale of the Notes and 2003 Warrants was used by the Company to repay certain debt and lease obligations. During 2003, the Company pre-paid approximately $10,200 for the complete repayment of approximately $14,600 of its debt and lease obligations.

On October 7, 2004, we closed a financing transaction with Laurus Master Fund, Ltd (“Laurus”), pursuant to which we sold to Laurus convertible notes and a warrant to purchase our common stock. The securities issued to Laurus were a $4,250 Secured Convertible Minimum Borrowing Note (the “MB Note”), a $750 Secured Revolving Note (the “Revolving Note” and, together with the MB Note, the “Laurus Notes”), and a Common Stock Purchase Warrant to purchase 1,143,000 shares of our common stock (the “Laurus Warrant”). As part of the financing transaction with Laurus, we paid Laurus a closing fee of $163. Our obligations under the Laurus Notes are secured by a security interest and first priority lien on certain of our trade accounts receivable.

The Company and Laurus had placed the transactions and funds into escrow on August 31, 2004, pending our procurement of a waiver of certain rights of the Senior Noteholders, represented by Deutsche Bank Trust Company Americas (“DBTCA”), and agreement from such noteholders to subordinate their lien on trade accounts receivable of the Company to the lien granted to Laurus. On October 7, 2004, we reached agreement with Laurus and the Senior Noteholders on subordination terms and the initial financing proceeds of $4,250 were released from escrow, of which $4,024 were deposited into a Company account with DBTCA. Our withdrawal and use of such deposited financing proceeds are subject to the prior approval of DB Advisors, LLC, as advisor to Deutsche Bank, and DBTCA. As of March 1, 2005, we have received approval to withdraw and have received $3,038 of the $4,250 borrowed to date, of which $2,432 was identified as restricted cash at December 31, 2004. As of March 1, 2005, we also received approval to draw down all of the $750 subject to the revolving credit facility.

The Laurus Notes mature on August 1, 2006. Annual interest on the Laurus Notes is equal to the prime rate published in The Wall Street Journal from time to time, plus two percent, provided, that, such annual rate of interest on the Laurus Notes may not be less than six percent or more than seven percent. Notwithstanding the six percent interest rate floor, the interest rate on the Laurus Notes will be decreased two percent per annum for each 25% increase in the price of our common stock above $0.28 per share, if, at that time, we have on file with the SEC a registration statement for the shares of common stock issued or issuable upon conversion of the MB Note and upon exercise of the Laurus Warrant and, if not, the interest rate will be decreased one percent per

(Dollars in Thousands, Except Per Share Amounts)

annum for each 25% increase in the price of our common stock above $0.28 per share. As of February 4, 2005, the Company has an effective registration statement on file with the SEC in respect to the resale of such common stock. Any change in the interest rate on the Laurus Notes will be determined on a monthly basis. In no event will the interest rate on the Laurus Notes be less than 0.00%. Interest on the Laurus Notes is payable monthly in arrears on the first day of each month during the term of the Laurus Notes.

The initial fixed conversion price under the Laurus Notes is $0.28 per share. The initial conversion price and the number of shares of our common stock issuable upon conversion of each of the Laurus Notes are subject to adjustment in the event that we reclassify, subdivide or combine our outstanding shares of common stock or issue additional shares of our common stock as a dividend on our outstanding shares of common stock. The fixed conversion price is subject to anti-dilution protection adjustments, on a weighted average basis, upon our issuance of additional shares of common stock at a price that is less than the then current fixed conversion price. Subject to certain limitations, Laurus may, at any time, convert the outstanding indebtedness of each of the Laurus Notes into shares of our common stock at the then applicable conversion price. Subject to certain trading volume and other limitations, the MB Note will automatically convert at the then applicable conversion price into shares of our common stock if, at any time while an effective registration statement under the Securities Act of 1933, as amended, for the resale of our common stock underlying the MB Note and Laurus Warrant is outstanding, the average closing price of our common stock for ten consecutive trading days is at least $0.31, subject to certain adjustments. The Revolving Note is potentially convertible into more than $750 worth of the Company’s common stock, depending upon the amount of aggregate borrowings by us under the Revolving Note and the amount of conversions by Laurus.

The Laurus Warrant grants Laurus the right to purchase up to 1,143,000 shares of our common stock at an exercise price of $0.35 per share. On October 7, 2004, we also issued a warrant to purchase 178,571 shares of our common stock at an exercise price of $0.35, and made a cash payment of approximately $38, to TN Capital Equities, Ltd. (“TN Capital”), as compensation for TN Capital’s having served as the placement agent in the financing transaction with Laurus. The Laurus Warrant and the warrant issued to TN Capital each expire on August 31, 2009. Under the terms of the Minimum Borrowing Note Registration Rights Agreement, Laurus has been afforded certain registration rights with respect to the shares of the Company’s common stock underlying the MB Note and the Laurus Warrant. TN Capital was also afforded piggyback registration rights for the shares of our common stock underlying the warrant it received. On November 5, 2004, we filed with the SEC a preliminary registration statement on Form S-3 covering the potential resale of the shares of common stock underlying the MB Note, Laurus Warrant and the warrant issued to TN Capital. The registration statement was declared effective and we filed with the SEC our Rule 424(b) final prospectus on February 4, 2005.

In exchange for agreement by the Senior Noteholders to subordinate to Laurus their prior lien on certain of our accounts receivable, we issued warrants to the Senior Noteholders (the “2004 Warrants”), allocated ratably in accordance with the Senior Noteholders’ interests in the Company's July 2003 note and warrant financing, to purchase up to an aggregate of 19,143,000 shares of common stock. The 2004 Warrants were approved by our stockholders on February 9, 2005; expire on July 18, 2006; and are exercisable solely in the event of a change of control of the Company where the price paid per share of common stock or the value per share of common stock retained by our common stockholders in any such change of control (the “Change of Control Price”) is less than the then current per share exercise price of the 2003 Warrants. The exercise price of the 2004 Warrants will be calculated at the time of a qualifying change of control of the Company, if any, and will be equal to the Change of Control Price. The Senior Noteholders have been afforded certain registration rights with regard to the 2004 Warrants. As a condition to our issuance of the 2004 Warrants, the Senior

(Dollars in Thousands, Except Per Share Amounts)

Noteholders waived any anti-dilution rights to which they might otherwise be entitled under all warrants previously issued to the Senior Noteholders resulting from the issuance or exercise of the 2004 Warrants. We determined that the fair value of the 2004 Warrants is not material and accordingly no modification to the July 18, 2003, note and warrant transaction was required.

We determined, in accordance with the guidance of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” that the following derivatives resulted from the Laurus financing transaction described above: (i) the conversion option of the MB Note, and (ii) the 1,321,571 warrants issued to Laurus and TN Capital. Accordingly, we recorded the fair value of these derivatives approximating $231 as a debt discount and a non-current liability on our consolidated balance sheet. The note discount is being amortized to interest expense using the “Effective Interest Method” of amortization over the 22 month term of the MB Note. For the year ended December 31, 2004, approximately $27 of this note discount has been amortized to interest expense. Also, at December 31, 2004, the recorded value of the derivatives, were increased by approximately $55, with a corresponding charge to other expense, to the then current fair value of approximately $286.

Cash Used In Operating Activities. In 2004, 2003 and 2002, net cash used in our operating activities was approximately $7,541, $13,715 and $17,706, respectively.

Net cash used in operating activities of $7,541 in 2004 decreased by $6,174 (45%) from $13,715 in 2003. The improvement in net cash used for operating activities was primarily due to lower net loss of approximately $11,768 primarily due to reduced operating expenses resulting from our cost containment efforts, partially offset by lower non-cash items including: depreciation and amortization, provisions for bad debt expense and sales credits and allowances, stock compensation, amortization of debt issuance costs, amortization of debt discount and gain on note settlement totaling approximately $4,645. Also contributing to the improved operating cash flow was a net improvement in accounts receivable of approximately $6,742 (due to a decrease in accounts receivable of approximately $589 in 2004 primarily resulting from lower revenues combined with improved collections, compared to an increase in 2003 of approximately $6,153 due to the acquisition of the NAS assets). These improvements were partially offset by (i) lower net accrued expenses and accounts payable of approximately $3,776 (caused by a decrease of approximately $2,689 in 2004 combined with an increase of approximately $1,087 in 2003), principally due to payment of previously accrued network costs related to operation of the NAS assets, (ii) a net decrease in deferred revenue of approximately $2,662 (caused by approximately $1,268 decrease in 2004 due to deferred amortization of installation revenue exceeding deferred new installations versus an increase of approximately $1,394 in 2003 resulting from the acquisition of the NAS assets), and (iii) a net increase in other assets of approximately $1,253 (due to approximately $386 increase in 2004 compared to a decrease in 2003 of approximately $867).

Cash Used in Investing Activities. Net cash used in investing activities in 2004, 2003 and 2002, was approximately $3,078, $11,135 and $2,368, respectively. For the year ended December 31, 2004, approximately $651 was used primarily for the purchase of equipment and $2,427 was attributable to an increase in restricted cash resulting from the balance of proceeds of the Laurus financing. For the year ended, December 31, 2003, approximately $2,405 was used primarily for the purchase of equipment and approximately $8,743 was used for acquisition of subscriber lines and a $4 increase in restricted cash, resulting from an increase of the Company’s share of matching contributions for terminated employees in the Company’s 401(k) plan. These expenditures were partially offset by approximately $17 in proceeds from sale of equipment. For the year ended, December 31, 2002, approximately $1,647 was used primarily for the purchase of equipment and approximately $1,150 was used for acquisition of subscriber lines. These expenditures were partially offset by approximately $85 in proceeds from sale of equipment and a $344 decrease in restricted cash, primarily resulting from our settlement of holdback payments attributable to acquisitions.

(Dollars in Thousands, Except Per Share Amounts)

The development and expansion of our business has required significant capital expenditures (we spent approximately $55,942 and $33,811, including collocation application fees, in calendar years 2000 and 1999, respectively). During the last three years, capital expenditures, excluding acquisitions, have been made primarily for maintenance and/or replacement equipment, and were approximately $651, $2,405 and $1,647 for the years ended December 31, 2004, 2003 and 2002, respectively. The actual amounts and timing of our future capital expenditures will vary depending on the speed at which we expand and implement our network and implement service for our customers. We currently anticipate spending less than $1,000 for capital expenditures, during the year ending December 31, 2005, primarily for the maintenance of our network and for minimal replacement equipment. The actual amounts and timing of our capital expenditures could differ materially both in amount and timing from our current plans. In addition to capital spent on equipment, we have spent the amounts described below for certain acquisitions:

In December of 2002, the U.S. Bankruptcy Court for the District of Delaware approved our bid to purchase the on-network assets and associated subscriber lines of NAS for $14,000, consisting of $9,000 in cash and $5,000 in a note payable to NAS. We closed the transaction on January 10, 2003, whereby we acquired NAS’ operations and network assets, associated equipment in approximately 300 central offices and approximately 11,500 associated subscriber lines. In connection with the closing of the NAS transaction, on January 10, 2003, we hired approximately 78 former NAS employees. No pre-closing liabilities were assumed in connection with the NAS transaction. The cash portion of the purchase price was paid from our existing cash. The NAS note had a term of approximately 5 years and carried interest at 12% and was secured by the NAS network assets acquired. During August 2003, we paid $1,500 to repurchase and cancel the $5,000 note issued by us to NAS. The difference between the $5,000 note and the $1,500 settlement amount was recorded as other income during 2003.

In connection with the integration of the NAS business, on January 17, 2003, we had a reduction in force of 35 employees at our headquarters facility in New Haven, Connecticut. We paid approximately $62 in severance to the terminated employees.

On September 8, 2003, in accordance with the terms of an asset purchase agreement by and among the TalkingNets entities and the Company, dated April 8, 2003, we completed the transaction to acquire certain assets and subscribers of TalkingNets (the “TalkingNets Assets”) for approximately $726 in cash (the “TalkingNets Asset Purchase Agreement”). As TalkingNets had filed a voluntary petition for Chapter 11 reorganization in February 2003, the TalkingNets Asset Purchase Agreement was subject to the approval of the U.S. Bankruptcy Court for the Eastern District of Virginia. On April 9, 2003, the TalkingNets Asset Purchase Agreement and the transactions contemplated thereby were approved by the Bankruptcy Court. On April 11, 2003, we paid the full purchase price of approximately $726 into escrow.

The TalkingNets acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141. The results of TalkingNets’ operations have been included in our consolidated financial statements since September 8, 2003 (the closing date). The allocated estimated fair values of the acquired assets at the date of acquisition exceeded the purchase price and, accordingly, have been written down on a pro-rata basis by asset group to the purchase price of approximately $851 ($726 plus associated direct acquisition costs of approximately $125) as follows: (i) certain accounts receivables of approximately $55, (ii) intangible assets pertaining to approximately 90 acquired subscriber lines of approximately $111, and (iii) property and equipment of $685.

(Dollars in Thousands, Except Per Share Amounts)

In the first quarter of 2002, we entered into an Asset Purchase Agreement, dated as of January 1, 2002 (the “Broadslate Asset Purchase Agreement”), with Broadslate Networks, Inc. (“Broadslate”) for the purchase of business broadband customer accounts and certain other assets, including certain accounts receivable related to the customer accounts, for $800, subject to certain adjustments. The Broadslate Asset Purchase Agreement provided for an initial cash payment of $650, with $150 retained by us (the “Broadslate Holdback Amount”), to be paid to Broadslate after a transition period, subject to certain adjustments, as provided for in the Broadslate Asset Purchase Agreement. On March 26, 2002, we gave notice to Broadslate of our intent to pursue an indemnity claim against the Broadslate Holdback Amount for the full amount in accordance with the provisions of the Broadslate Asset Purchase Agreement. The claim and final settlement amount of $150 was applied to the Broadslate Holdback Amount as follows: (i) approximately $50 pertained to our request for reimbursement of a ratable portion of the purchase price paid for certain subscriber lines which were not available for migration to our network, and (ii) approximately $100 was for amounts due to us from revenue collected by Broadslate, net of related costs, during the customer transition period as provided for in the Broadslate Asset Purchase Agreement. The Broadslate customer line acquisitions were accounted for under the purchase method of accounting and, accordingly, the adjusted purchase price of approximately $750 was allocated to the assets acquired based on their estimated fair values at the date of acquisition as follows: approximately $28 to net accounts receivable acquired and approximately $722 to approximately 520 subscriber lines acquired, which amount was amortized on a straight-line basis over two years from the date of purchase.

In the third quarter of 2002, we entered into an Asset Purchase Agreement dated as of July 30, 2002 (the “Abacus Asset Purchase Agreement”) with Abacus America, Inc. (“Abacus”) for the purchase of broadband subscriber lines. The Abacus Asset Purchase Agreement provided for a cash payment for each successfully migrated broadband customer line, up to a maximum payment of approximately $844 and required a purchase price deposit of approximately $211. Ultimately, we were able to migrate and acquire 1,066 lines for a purchase price of approximately $543. The Abacus customer line acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the subscriber lines acquired based on their estimated fair values at the date of acquisition. This amount was amortized on a straight-line basis over two years from the date of purchase.

Contractual Obligations. As of December 31, 2004, we had the following contractual obligations:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations (1)	$35,393	$-	$35,393	$-	$-
Capital Lease Obligations	51	51	-	-	-
Operating Lease Obligations
Facilities Leases (2)	1,205	789	416	-	-
Operating Equipment & Maintenance Contracts	152	145	7	-	-
Purchase Obligations
Software Maintenance and Support	402	402	-	-	-
Marketing Services	114	108	6	-	-
Network Service Providers (3)	11,771	6,323	5,145	303	-
Total	$49,088	$7,818	$40,967	$303	$-

(Dollars in Thousands, Except Per Share Amounts)

Notes:

(1)
Represents $30,000 aggregate principal amount of senior secured notes which mature on July 18, 2006 plus accrued interest of $1,143 and $4,250 aggregate principal amount of secured convertible note which matures on August 1, 2006. Amounts shown on the Company’s balance sheets relating to this indebtedness at December 31, 2004 and 2003 are net of debt discounts.

(2)	Office facility operating leases with minimum lease payments of approximately $788 in 2005, $233 in 2006, $169 in 2007 and $14 in 2008.
(3)	Includes early termination fees that would be assessable in connection with the termination of certain purchase commitments with various service providers.

We transmit data across our network via transmission facilities that are leased from certain carriers, including Level 3 Communications, Inc. and MCI. The failure of any of our data transport carriers to provide acceptable service on acceptable terms could have a material adverse effect on our operations.

In addition to our contractual obligations identified in the above table, on July 22, 2004, we issued to VantagePoint, pursuant to a recapitalization agreement, 14,000 shares of Series Z preferred stock, with a liquidation preference, in certain circumstances, of up to $1,120 per share, as more fully set forth in our Certificate of Designation of Series Z Preferred Stock under our certificate of incorporation.

Cash Resources and Liquidity Constraints. As of December 31, 2004, we had cash and cash equivalents of approximately $7,079, additional but restricted cash of approximately $2,432 and working capital of approximately $4,273.

We intend to use our cash resources to finance our operating losses, capital expenditures, lease payments, and working capital requirements, and for other general corporate purposes, including the contractual obligations summarized above under the heading, “Contractual Obligations.” The amounts actually expended for these purposes will vary significantly depending on a number of factors, including our ability to raise sufficient additional debt, equity or other capital, market acceptance of our services, revenue growth, planned capital expenditures, cash generated from operations, improvements in operating productivity, the extent and timing of entry into new markets, the introduction of new products or services, the modification or elimination of certain products or services, and, to the extent that we seek additional acquisitions of complementary businesses, subscriber lines and other assets to accelerate our growth and the availability of and prices paid for acquisitions.

We experience end-user disconnections, or “churn,” that significantly impact our ability to sustain or grow our revenue base. End-user churn is the result of several factors, including (i) recent consolidation in our industry and higher competition leading to reduced pricing for the services we offer; (ii) end-users’ closing facilities, moving to new locations or ceasing operations; and (iii) end-users’ determinations that less robust but lower-priced service offerings from competitors are sufficient for their needs. While we are working to reduce our end-user churn, many of the causes of such churn are beyond our control. In addition, in the absence of our

(Dollars in Thousands, Except Per Share Amounts)

raising additional funding to finance increased sales and marketing activities and new customer acquisitions, our end-user churn will in all likelihood continue to exceed the rate at which we can replace such disconnecting customers. As a result, we anticipate that our end-user churn in the near term will continue to result in declining revenue and will adversely affect our cash generated from operations.

Our actions during 2004 to reduce operating losses included a decision to eliminate certain sales channels, reorganize our sales force and suspend certain marketing initiatives. While such actions positively impacted our overall financial performance for 2004, these actions have and continue to place downward pressure on our ability to sustain or grow our revenue base. Additionally, if our end-user churn increases or we are not able to offset such churn by increases in new sales, we will experience increasing operating losses and decreasing cash generated from operations in future periods.

Our independent registered public accounting firm has noted in their report on our financial statements that our sustained operating losses raise substantial doubt about our ability to continue as a going concern. Based on our current business plans and projections, we believe that our existing cash resources and cash expected to be generated from operations will be sufficient to fund our operating losses, capital expenditures, lease payments, and working capital requirements at least through the third quarter of 2005. As a result, we will need to raise additional financing, through some combination of borrowings or the sale of equity or debt securities, during 2005 to finance our 2006 requirements and to enable us to repay all of our existing long-term debt. We are pursuing financing alternatives to fund our anticipated cash deficiency and to refinance our existing long-term debt. We may not be able to raise sufficient additional debt, equity or other capital on acceptable terms, if at all. Failure to generate sufficient revenues, contain certain discretionary spending, achieve certain other business plan objectives, refinance our long-term debt or raise additional funds could have a material adverse affect on our results of operations, cash flows and financial position, including our ability to continue as a going concern, and may require us to significantly reduce, reorganize, discontinue or shut down our operations. Our financial statements do not include any adjustments that might result from this uncertainty.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

RISK FACTORS

Special Note Regarding Forward-Looking Statements and Certain Other Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The statements contained in this report, which are not historical facts, may be deemed to contain forward-looking statements. These statements relate to future events or our future financial or business performance, and are identified by terminology such as “may,” “might,” “will,” “should,” “expect,” “scheduled,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or the negative of such terms or other comparable terminology. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include, among other things, those described below. Each of these factors, and others, are discussed from time to time in our filings with the Securities and Exchange

(Dollars in Thousands, Except Per Share Amounts)

Commission copies of which may be accessed through the SEC’s website at http://www.sec.gov. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation, and disclaim any obligation, to update or revise the information contained in this report, whether as a result of new information, future events or circumstances or otherwise.

Risks Relating To Our Business

We Have Incurred Losses And Expect Our Losses To Continue

We have incurred significant losses since our inception and have experienced negative operating cash flow for each fiscal quarter since our formation, other than our most recently completed fourth quarter 2004. We expect to continue to incur significant losses throughout 2005 and there can be no assurance that we will achieve or maintain positive operating cash flow for any future financial quarters. Failure to generate sufficient revenues, contain certain discretionary spending, achieve certain other business plan objectives or raise additional funds, could have a material adverse affect on our results of operations, cash flows and financial position, including our ability to continue as a going concern. Our independent registered public accounting firm has noted in its report on our financial statements that our sustained operating losses raise substantial doubt about our ability to continue as a going concern.

We intend to use our cash resources to finance our operating losses, capital expenditures, lease payments, and working capital requirements, and for other general corporate purposes.

Our cash requirements and financial performance, including our ability to achieve and sustain profitability or become and remain cash flow positive, may vary based upon a number of factors, including:

•	our ability to raise sufficient additional capital;

•	our business plans or projections change or prove to be inaccurate;

•	we curtail and/or reorganize our operations;

•	development of the high-speed data and integrated voice and data communications industries and our ability to compete effectively in such industries;

•	amount, timing and pricing of customer revenue;

•	availability, timing and pricing of acquisition opportunities, and our ability to capitalize on such opportunities;

•	identification of and generation of synergies with potential business combination candidates, and our ability to close any transactions with such parties on favorable terms, if at all;

•	commercial acceptance of our services and our ability to attain expected penetration within our target markets;

(Dollars in Thousands, Except Per Share Amounts)

•	our ability to recruit and retain qualified personnel;

•	up front sales and marketing expenses;

•
cost and utilization of our network components that we lease from other telecommunications providers and that hinge, in substantial part, on government regulation that has been subject to considerable flux in recent years;

(Dollars in Thousands, Except Per Share Amounts)

•	our ability to establish and maintain relationships with marketing partners;

•	successful implementation and management of financial, information management and operations support systems to efficiently and cost-effectively manage our operations and growth; and

•	favorable outcomes of numerous federal and state regulatory proceedings and related judicial proceedings, including proceedings relating to the 1996 Telecommunications Act.

There can be no assurance that we will be able to achieve our business plan objectives or that we will achieve or maintain cash flow positive operating results. If we are unable to generate adequate funds from our operations or raise additional funds, we may not be able to continue to operate our network, respond to competitive pressures or fund our operations. As a result, we may be required to significantly reduce, reorganize, discontinue or shut down our operations. Our financial statements do not include any adjustments that might result from this uncertainty.

Our Independent Registered Public Accounting Firm Has Raised Questions About Our Ability To Continue As A Going Concern In Their Report On Our Audited Financial Statements, Which May Have An Adverse Impact On Our Ability To Raise Additional Capital And On Our Stock Price

Our independent registered public accounting firm has included in its report on our audited financial statements for the fiscal year ended December 31, 2004, an explanatory paragraph relating to our ability to continue as a going concern. This explanatory paragraph includes the following language: “The accompanying financial statements have been prepared assuming that DSL.net will continue as a going concern. As discussed in Note 1 to the financial statements, DSL.net has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.” The inclusion of this explanatory paragraph in the report of our independent registered public accounting firm may have an adverse impact on our ability to raise additional capital and on our stock price. We cannot assure you that we will be able to continue as a going concern.

We Have Incurred, And May Incur Additional, Significant Amounts Of Debt To Implement Our Business Plan And This Indebtedness Creates Greater Financial And Operating Risk And Limits Our Flexibility

We issued $30,000 in notes in July 2003. In addition, in connection with our convertible note and warrant financing, on October 7, 2004, we issued a minimum borrowing note for $4,250 and a revolving note for $750. Those notes contain provisions that limit our ability to incur additional indebtedness and place other restrictions on our business. We may seek additional debt financing in the future and may or may not be able to obtain such debt. We may not be able to repay or refinance any existing or future long-term debt. If we incur additional debt, we may be required to devote increased amounts of our cash flow to service indebtedness. Our incurrence of additional debt, and/or our inability to repay or finance any existing or future debt, could require us to modify, delay or abandon certain aspects of our business plan, or require us to significantly reduce, reorganize, discontinue or shut down our operations.

(Dollars in Thousands, Except Per Share Amounts)

The Use Of Proceeds From The Investment By Laurus Master Fund, Ltd. As Part Of Our 2004 Convertible Note And Warrant Financing Is Subject To Approval Of Our Senior Noteholders

A portion of the proceeds we received in our October 2004 convertible note and warrant financing with Laurus Master Fund, Ltd described above under the heading “Liquidity and Capital Resources” are currently being held in an account of DSL.net at DBTCA and our withdrawal and use of such proceeds are subject to the prior approval of DBTCA and of DB Advisors, L.L.C., as advisor to Deutsche Bank. Such prior approval is in the sole discretion of DBTCA and DB Advisors, L.L.C., as advisors to Deutsche Bank, and, therefore, we cannot assure you that all of those funds will be made available to us to finance our continuing operations or to further our strategic initiatives. We will require these monies for working capital purposes and, if these funds are not made available to us, our ability to sustain operations will be materially adversely affected and we may be required to significantly reduce, reorganize, discontinue or shut down our operations.

Additional Financing Will Be Required If We Are To Sustain Our Operations, Repay All Of Our Long-Term Debt Or Achieve Our Strategic and Operating Objectives

Based on our current business plans and projections, we believe that our existing cash resources and cash expected to be generated from operations will be sufficient to fund our operating losses, capital expenditures, lease payments, and working capital requirements at least through the third quarter of 2005. As a result, we will need to raise additional financing, through some combination of borrowings or the sale of equity or debt securities, during 2005 to finance our 2006 requirements and to enable us to repay all of our existing long-term debt. We may not be able to raise sufficient additional debt, equity or other capital on acceptable terms, if at all. Failure to generate sufficient revenues, contain certain discretionary spending, achieve certain other business plan objectives, refinance our long-term debt or raise additional funds could have a material adverse affect on our results of operations, cash flows and financial position, including our ability to continue as a going concern, and may require us to significantly reduce, reorganize, discontinue or shut down our operations.

Because The High-Speed Data And Integrated Voice And Data Communications Industries Continue to Rapidly Evolve, We Cannot Predict Their Future Growth Or Ultimate Size

The high-speed data and integrated voice and data communications industries are subject to rapid and significant technological change. Because the technologies available for high-speed data and integrated voice and data communications services are rapidly evolving, we cannot accurately predict the rate at which the market for our services will grow, if at all, or whether emerging technologies will render our services less competitive or obsolete. If the market for our services fails to develop or grows more slowly than anticipated, our business, prospects, financial condition and results of operations could be materially adversely affected. Many providers of high-speed data and integrated voice and data communication services are testing products from numerous suppliers for various applications.

Our Business Model Is Unproven, And May Not Be Successful

We do not know whether our business model and strategy will be successful. If the assumptions underlying our business model are not valid or we are unable to implement our business plan, achieve the predicted level of market penetration or obtain the desired level of pricing of our services for sustained periods, our business, prospects, financial condition and results of operations could be materially adversely affected. We have adopted a different strategy

(Dollars in Thousands, Except Per Share Amounts)

than certain other broadband Internet service providers and DSL providers. We focus on selling directly, and through resellers, to small and medium sized businesses and branch offices of larger businesses and their remote office users. Our unproven business model makes it difficult to predict the extent to which our services will achieve market acceptance. It is possible that our efforts will not result in significant market penetration, favorable operating results or profitability.

If Our Services Fail To Achieve Or Sustain Market Acceptance At Desired Pricing Levels, Our Ability To Achieve Or Sustain Profitability Or Positive Cash Flow Would Be Impaired

Prices for digital communication services have fallen historically. Accordingly, we cannot predict to what extent we may need to reduce our prices to remain competitive or whether we will be able to sustain future pricing levels as our competitors introduce competing services or similar services at lower prices. If our services fail to achieve or sustain market acceptance at desired pricing levels, our ability to achieve or sustain profitability or positive cash flow would be impaired, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

We May Be Subject To Risks Associated With Strategic Opportunities

We may not be able to compete successfully for strategic opportunities, including merger and acquisition, business combination and strategic partnering opportunities. We may not have the capital resources available to make strategic acquisitions that would accelerate our growth or expand our services and, if we complete further acquisitions, we may not have sufficient working capital to operate the acquired assets or businesses profitably. We have made a number of strategic asset and business acquisitions. We intend to continue to seek strategic opportunities that we believe represent distinct market opportunities to accelerate our growth. We continuously identify and evaluate strategic opportunities, including strategic partnerships, business combinations, and merger and acquisition candidates, and in many cases engage in discussions and negotiations regarding potential transactions. Our discussions and negotiations may not result in any transaction. There is significant competition for strategic opportunities in our business. As the consolidation in our industry continues, this competition may intensify and increase the costs of capitalizing on such opportunities. We compete for acquisition opportunities with companies that have significantly greater financial and management resources. Our ability to pursue a future customer acquisition or similar strategic acquisition for cash is dependent upon our ability to raise additional capital. Also, to the extent all or part of the purchase price of any future acquisition is paid in cash, that would deplete our remaining cash resources. In addition, an acquisition may not produce the revenue, earnings, cash flows or business synergies that we anticipate, an acquired asset or business might not perform as we anticipated, and a strategic transaction such as a merger might not yield positive operating results for the combined businesses. Any such event may delay the time at which we expect to achieve profitability or positive cash flows. Further, if we pursue any future acquisition or other strategic opportunities, our management could spend a significant amount of time and effort in identifying and completing the transaction and may be distracted from the operation of our business. We will also have to devote a significant amount of management resources to integrating any acquired businesses, with our existing operations, and that may not be successful.

Our Management Team Is Critical And The Loss Of Key Personnel Could Adversely Affect Our Business

We depend on a small number of executive officers and other members of senior management to work effectively as a team, to execute our business strategy and business plan,

(Dollars in Thousands, Except Per Share Amounts)

and to manage employees located in several locations across the United States. The loss of key managers or their failure to work effectively as a team could have a material adverse effect on our business and prospects. We cannot guarantee that our key employees will desire to continue their employment with DSL.net over any period of time and thus there is the risk that any or all of these individuals may seek employment opportunities with other employers at any time. Further, there is no assurance that we will be able to attract highly-qualified employees, as we have in the past, to replace key personnel in the future.

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

To execute our business plan, we need to hire and retain qualified personnel. If we are unable to retain our employees or recruit qualified personnel in a timely manner, we will not be able to execute our business plan. The reductions in workforce that we have made since 2000, including the restructuring of our sales team and our work force reduction in September 2004 and the competitive nature of our industry, may make it difficult for us to hire qualified personnel on a timely basis and to retain our employees.

Disappointing Quarterly Revenue, Operating Results Or Operating Statistics Could Cause The Price Of Our Common Stock To Fall

Our quarterly revenue, operating results and operating statistics are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenue, operating results or operating statistics fall below the expectations of investors or security analysts, the price of our common stock could fall substantially. Our quarterly revenue, operating results and operating statistics may fluctuate as a result of a variety of factors, many of which are outside of our control, including:

•	the timing and success of acquisitions, if any;

•	the timing of the rollout of our services and any additional infrastructure, and the amount and timing of expenditures relating thereto;

•	regulatory and legal developments;

(Dollars in Thousands, Except Per Share Amounts)

•	the rate at which we are able to attract customers and our ability to retain these customers at sufficient aggregate revenue levels;

•	the availability of financing;

•	technical difficulties or network service interruptions; and

•	the introduction of new services or technologies by our competitors and resulting pressures on the pricing of our services.

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

(Dollars in Thousands, Except Per Share Amounts)

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

The facilities we use and the services we offer are subject to varying degrees of regulation at the federal, state and local levels. Changes in applicable laws or regulations could, among other things, increase our costs, restrict our access to the network elements and central offices of the traditional local telephone companies, or restrict our ability to provide our services. For example, the 1996 Telecommunications Act, which, among other things, requires traditional local telephone companies to unbundle network elements and to allow competitors to locate their equipment in the traditional local telephone companies’ central offices, is the subject of ongoing proceedings at the federal and state levels, litigation in federal and state courts, and legislation in federal and state legislatures. In particular, the TRRO that became effective on March 11, 2005, limits our ability to obtain DS1 loops and DS1 and DS3 transport facilities from and between certain ILEC central offices. We will not be able to obtain new such facilities in the impacted central offices other than at special access or negotiated prices that are higher than the discounted unbundled prices that we have historically paid for such facilities. Additionally our existing DS1 loops and DS1 and DS3 transport facilities in those impacted central offices will likely be subject to at least a 15% price increase in 2005 and further increases thereafter. We are currently assessing the potential impact on our network costs resulting from the TRRO, as well as evaluating our network configuration alternatives to minimize increases to our network costs. We will pursue negotiation of favorable terms for these circuits with the traditional telephone companies and/or with alternate providers, however, we cannot guarantee the outcome of these negotiations will not materially impact our business.

Our Success Depends On Negotiating And Entering Into Interconnection Agreements With Traditional Local Telephone Companies

We must enter into and renew interconnection agreements with traditional local telephone companies in each market in which we deploy our own equipment. These agreements govern, among other things, the price and other terms regarding our location of equipment in the traditional local telephone companies’ offices, known as central offices, and our lease of copper telephone lines that connect those central offices to our customers. We have entered into agreements with BellSouth, Cincinnati Bell, Frontier, SBC Communications, Qwest, Sprint and Verizon, or their subsidiaries, which govern our relationships in 49 states and the District of Columbia. Delays in obtaining or renewing interconnection agreements would delay our entrance into new markets or impact our operations in existing markets, and could have a material adverse effect on our business and prospects. In addition, disputes have arisen, and will likely arise in the future, regarding the interpretation of these interconnection agreements. These disputes have, in the past, delayed the deployment of our network. Our interconnection agreements generally have limited terms of one to two years and we cannot assure you that new agreements will be negotiated on a timely basis, if at all, or that existing agreements will be extended on terms favorable to us. Interconnection agreements must be approved by state regulators and are also subject to oversight by the FCC and the courts. These governmental authorities may modify the terms or prices of our interconnection agreements in ways that could adversely affect our ability to deliver service and our business and results of operations.

(Dollars in Thousands, Except Per Share Amounts)

Failure To Negotiate Interconnection Agreements With The Traditional Local Telephone Companies Could Lead To Costly And Lengthy Arbitration Which May Not Be Resolved In Our Favor

Under federal law, traditional local telephone companies have an obligation to negotiate with us in good faith for agreements for interconnection and access to certain individual elements of their networks that the FCC or a state utility commission has required them to provide to competitors such as us. In August 2003 and again in February 2005. the FCC adopted new unbundling rules for network elements that have not yet been implemented in our interconnection agreements. The FCC’s new rules have reduced the traditional local telephone companies’ obligations to provide us with certain network elements at unbundled element discount prices, including DS1 loops and DS1 and DS3 transport facilities in certain central offices. Consequently, our future interconnection agreements with traditional local telephone companies are likely to contain terms and conditions less favorable to us than those in our current agreements and could result in our incurring increased network operating costs.

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

Our Success Depends On Traditional Local Telephone Companies Providing Acceptable Transmission Facilities And Copper Telephone Lines

We interconnect with and use the networks of traditional local telephone companies to provide services to our customers in the markets where we have deployed our own equipment. In markets where we utilize the local facilities of other carriers to provide our service, those carriers must interconnect with and use the networks of traditional local telephone companies to provide this service. We cannot assure you that these networks will be able to meet the telecommunications needs of our customers or maintain our service standards. We also depend on the traditional local telephone companies to provide and maintain their transmission facilities and the copper telephone lines between our network and our customers’ premises. The FCC’s decision in 2003 to exempt the traditional local telephone companies from their obligation to provide access to certain loop transmission facilities that use fiber or new technologies to competitors such as us may motivate the traditional local telephone companies to modify, characterize or replace their facilities in ways that would qualify them for this exemption and thereby preclude us from accessing those facilities. Our dependence on traditional local telephone companies could cause delays in establishing our network and providing our services. Any such delays could have a material adverse effect on our business. We, and the other competitive carriers with which we work, lease copper telephone lines running from the central office of the traditional local telephone companies to each customer’s location. In many cases, the copper telephone lines must be specially conditioned by the telephone company to carry digital signals. We may not be able to obtain a sufficient number of acceptable telephone lines on acceptable terms, if at all. Traditional telephone companies often rely on unionized labor and labor-related issues have in the past, and may in the future, adversely affect the services provided by the traditional telephone companies.

(Dollars in Thousands, Except Per Share Amounts)

We Compete With The Traditional Local Telephone Companies On Which We Depend

Most of the traditional local telephone companies, including those created by AT&T’s divestiture of its local telephone service business, offer DSL-based services. In addition, these companies also currently offer high-speed data communications services that use other technologies, including T-1 services. Consequently, these companies have certain incentives to delay:

•	our entry into, and renewals of, interconnection agreements with them;

•	our access to their central offices to install our equipment and provide our services;

•	provisioning of acceptable transmission facilities and copper telephone lines on our behalf; and

•	our introduction and expansion of various services.

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

Competition from the traditional local telephone companies offering DSL, T-1 or other competitive high-speed data and integrated voice and data communications services in a specific market may adversely impact our ability to obtain customers in that area and harm our competitive position, business and prospects. These companies have established brand names and reputations for quality in their service areas, possess a large, existing customer base to whom they can market their various products and services, possess sufficient capital to deploy broadband equipment rapidly, have their own copper telephone lines and can bundle digital data services with their existing voice services to achieve a competitive advantage in serving customers. In addition, we depend upon these traditional local telephone companies to provide us access to their central offices and to individual elements of their networks. As a result, they can significantly influence the actual and perceived reliability, quality and timeliness of our services in their service areas. The perceived relative stability of the traditional local telephone companies, particularly in light of the failure of certain competitive telephone companies and the financial and operational issues surrounding other such companies, provides the traditional local telephone companies a significant competitive advantage.

We Depend On Long Distance Carriers To Connect Our Network

Data is transmitted across our network via transmission facilities that we lease from long distance carriers, including Level 3 Communications and MCI. Failure of these carriers to

(Dollars in Thousands, Except Per Share Amounts)

provide service or to provide quality service may interrupt the use of our services by our customers. The service provided by these carriers has been interrupted in the past, which has affected the services we provide to our customers. We cannot be sure that this service will not be interrupted in the future.

Intense Competition In The High-Speed Data And Integrated Voice And Data Communication Services Market May Negatively Affect The Number Of Our Customers And The Pricing Of Our Services

The high-speed data and integrated voice and data communication services market is intensely competitive. If we are unable to compete effectively, our business, prospects, financial condition and results of operations would be adversely affected. We expect the level of competition to intensify in the future, due, in part, to increasing consolidation in the data communications industry and increased competition in the integrated voice and data communications industry as technological advances are deployed by our competitors, both established and new market entrants, in this service area. Our competitors use various high speed communications technologies for local access connections such as integrated services digital network, (or “ISDN”), frame relay, T-1, DSL services and wireless, satellite-based and cable networks. We expect significant competition from:

•	Other providers of DSL and T-1 services, including Covad Communications and New Edge Networks;

•	Internet service providers, such as Speakeasy, EarthLink and MegaPath, which offer high-speed access capabilities, as well as other related products and services;

•
Traditional local telephone companies, including the traditional local telephone companies created by AT&T’s divestiture of its local telephone service business, which deploy DSL and T-1 services and which provide other high-speed data communications services, including fiber loops that may offer greater capacity to end users than our services;

•	Competitive carriers offering their own integrated voice and data services, including Cbeyond Communications, LLC and DSLi;

•	National long distance carriers, such as AT&T, Sprint, Williams and MCI, some of which are offering competitive DSL and T-1 services and other high-speed data communications services;

•	Cable modem service providers, such as Time-Warner Cable, Comcast and RCN, which are offering high-speed Internet access over cable networks; and

•	Providers utilizing alternative technologies, such as fiber optic, broadband over powerlines, wireless and satellite-based data service providers.

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

(Dollars in Thousands, Except Per Share Amounts)

Our Failure To Develop And Maintain Good Relationships With Marketing Partners In A Local Service Market Could Adversely Affect Our Ability To Obtain And Retain Customers In That Market

In addition to marketing through our direct sales force, we rely on relationships with local marketing partners, such as integrators of computer systems and networks and consultants. These partners recommend our services to their clients, provide us with referrals and help us build a local presence in each market. We may not be able to identify, and maintain good relationships with, quality marketing partners and we cannot assure you that they will recommend our services rather than our competitors’ services to their customers. Our failure to identify and maintain good relationships with quality marketing partners could have a material adverse effect on our ability to obtain and retain customers in a market and, as a result, our business would suffer.

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

A Breach Of Our Network Security Could Result In Liability To Us And Deter Customers From Using Our Services

Our network may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Any of the foregoing problems could result in liability to us and deter customers from using our service. Unauthorized access could jeopardize the security of confidential information stored in the computer systems of our customers. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our customers, cause us to incur significant costs to remedy the problem, and divert management’s attention. We can provide no assurance that the security measures we have implemented will not be circumvented or that any failure of these measures will not have a material adverse effect on our ability to obtain and retain customers. Any of these factors could have a material adverse effect on our business and prospects.

(Dollars in Thousands, Except Per Share Amounts)

Our Failure To Adequately Protect Our Proprietary Rights May Adversely Affect Our Business

We rely on unpatented trade secrets and know-how to maintain our competitive position. Our inability to protect these secrets and know-how could have a material adverse effect on our business and prospects. We protect our proprietary information by entering into confidentiality agreements with employees and consultants and business partners. These agreements may be breached or terminated. In addition, third parties, including our competitors, may assert infringement claims against us. Any of such claims could result in costly litigation, divert management’s attention and resources, and require us to pay damages and/or to enter into license or similar agreements under which we could be required to pay license fees or royalties.

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

Risks Relating To Ownership Of Our Common Stock

Our Stock Price Could Fluctuate Widely In Response To Various Factors, Many Of Which Are Beyond Our Control

The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price could fluctuate widely in response to factors such as the following:

•	actual or anticipated variations in our quarterly operating results or operating statistics or our financial condition;

•	announcements of new products or services by us or our competitors or new competing technologies;

•	the addition or loss of customers;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the telecommunications industry, including regulatory or legislative developments;

•	growth of Internet and on-line commerce usage and the Internet and on-line commerce industries;

(Dollars in Thousands, Except Per Share Amounts)

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of our key personnel;

•	future equity or debt financings by us or our announcements of such financings; and

•	general market and economic conditions.

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

Our Common Stock May Be De-listed From The American Stock Exchange, Which May Have A Material Adverse Impact On The Trading Prices And Trading Of Our Common Stock

On August 4, 2004, we transferred the listing of our common stock to the American Stock Exchange from the Nasdaq SmallCap Market. While we currently meet the listing requirements of the American Stock Exchange, there can be no assurance that we will continue to meet these requirements and that shares of our common stock will remain listed on the American Stock Exchange.

Certain Investors Have Significant Influence Regarding Most Matters Requiring Stockholder Approval, Which Could Have A Material Adverse Effect On The Market Price Of Our Common Stock.

As of March 1 2005, VantagePoint, together with VantagePoint Associates, L.L.C., owned of record approximately 55.1 million shares of our outstanding common stock, and 14,000 shares of our outstanding Series Z preferred stock, which represented approximately 24% of the combined voting power of all issued and outstanding capital stock of the Company. In addition, as of March 1, 2005, that group owns exercisable warrants to purchase an aggregate of 53,326,566 shares of our common stock (exclusive of warrants to purchase 4,785,751 shares of our common stock that are exercisable solely upon the occurrence of certain conditions involving a change of control of the Company). As long as VantagePoint entities maintains a certain level of ownership of our common stock (or warrants to purchase shares of common stock), VantagePoint is entitled to elect two members of our Board of Directors, subject to the provisions of a stockholders agreement relating to the election of directors. As a result, subject to the provisions of the stockholders agreement, VantagePoint can significantly influence most matters requiring board or stockholder approval, including approval of significant corporate transactions. Further, subject to the terms of such stockholders agreement, the investors who are parties thereto have agreed to vote their shares of voting capital stock of the Company to cause and maintain the election to our Board of Directors of one representative of Deutsche Bank, for so long as certain investment thresholds are maintained. This concentration of ownership and/or board control may have the effect of delaying, preventing or deterring a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale and might affect the market price of our common stock.

(Dollars in Thousands, Except Per Share Amounts)

If Our Outstanding Options And Warrants Are Exercised Or Our Outstanding Convertible Debt Is Converted Into Common Stock, It Will Result In Dilution

As of March 1, 2005, we had 233,619,817 shares of common stock issued and outstanding. We also had obligations to issue (i) approximately 227,725,782 shares of common stock under outstanding stock options and warrants and the convertible minimum borrowing note issued to Laurus (exclusive of common stock which may be issuable in lieu of payment for accrued but unpaid interest on the MB Note), and (ii) a contingent obligation to issue approximately 19,143,000 shares of common stock under warrants issued on October 7, 2004, to our senior noteholders in exchange for their subordination of certain rights to our accounts receivable that facilitated the closing of our financing with Laurus, that are exercisable, now that stockholder approval has been obtained, only following a qualifying change of control of DSL.net. The issuance of these additional shares of common stock may be dilutive to our current stockholders and could negatively impact the market price of our common stock.

If Certain Transactions Occur, The Value That The Holders Of Our Common Stock May Receive Will Be Adversely Affected by Our Outstanding Debt and Preferred Stock Obligations.

If the Company enters into certain transactions, the value that the holders of our common stock may receive as a result of any such transaction will be adversely affected by the Company’s outstanding debt and preferred stock. As of December 31, 2004, the Company’s existing long-term debt consisted of $30,000 aggregate principal amount of senior secured notes which mature on July 18, 2006 and $4,250 aggregate principal amount of secured convertible note which matures on August 1, 2006. Further, the Company’s issued and outstanding Series Z preferred stock has an aggregate liquidation preference of up to $15,680, which is payable in the event of any liquidation, dissolution or winding up of the Company (including a transaction approved in advance by the board of directors of the Company for: (i) the sale of the Company to another entity in a reorganization, merger, consolidation or otherwise, if following such transaction or series of transactions the holders of the outstanding voting power of the Company prior to such transaction would own less than a majority of the voting power of the surviving entity or (ii) the sale of substantially all of the assets of the Company). The Company is pursuing financing and strategic opportunities in order to fund its operations, growth and business plan objectives and to refinance its long-term debt obligations. As part of this process, the Company is also considering various strategic business combination, merger and acquisition opportunities. These activities may or may not result in a sale of the Company or some or all of its assets, whether through asset sale, merger or other business combination. There can be no assurance that a sale transaction, merger or liquidating distribution by the Company will result in any minimum value or minimum amount of proceeds accreting to the benefit of our common stockholders as a result of any such transaction, should one occur.
Certain Provisions Of Our Charter, By-Laws And Delaware Law Could Make A Takeover Difficult

Our corporate documents and Delaware law contain provisions that might enable our management to resist a third-party takeover. These provisions include a staggered board of directors, limitations on persons authorized to call a special meeting of stockholders, advance notice procedures required for stockholders to make nominations of candidates for election as directors or to bring matters before an annual meeting of stockholders, and the rights of certain

(Dollars in Thousands, Except Per Share Amounts)

significant holders of our capital stock to designate members of our Board of Directors. These provisions might discourage, delay or prevent a change in control by a third-party or a change in our management. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have no derivative financial instruments in our cash and cash equivalents. We invest our cash and cash equivalents in investment-grade, highly liquid investments, consisting of commercial paper, bank certificates of deposit and corporate bonds.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of DSL.net, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of DSL.net, Inc. and its subsidiaries at December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP
Stamford, CT
March 22, 2005

DSL.net, Inc.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
ASSETS	2004	2003
Current assets:
Cash and cash equivalents	$7,079	$13,779
Accounts receivable (net of allowances of $874 and $902
at December 31, 2004 and 2003, respectively)	6,344	8,054
Inventory	438	477
Deferred costs	424	931
Prepaid expenses and other current assets	3,914	1,002
Total current assets	18,199	24,243

Fixed assets, net	12,719	24,357
Goodwill	8,482	8,482
Other intangible assets, net	47	1,010
Other assets	1,415	969
Total assets	$40,862	$59,061

LIABILITIES, MANDATORILY REDEEMABLE, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,887	$3,570
Accrued salaries	730	1,046
Accrued liabilities	2,459	7,529
Deferred revenue	4,800	6,068
Current portion of capital leases payable	50	105
Total current liabilities	13,926	18,318

Capital leases payable	-	50
Notes payable, net of discount	14,544	5,374
Financial instrument derivatives	286	-
Total liabilities	28,756	23,742

Commitments and contingencies (Note 7)

Mandatorily redeemable, convertible preferred stock :
20,000,000 preferred shares authorized: 20,000 shares designated as Series X, mandatorily redeemable, convertible preferred stock, $.001 par value; 0 and 20,000 shares issued and outstanding as of December 31, 2004 and December 31, 2003, respectively; liquidation preference: $0 and $24,660 as of December 31, 2004
and December 31, 2003, respectively	-	16,231

20,000,000 preferred shares authorized: 15,000 shares designated as Series Y, mandatorily redeemable, convertible preferred stock, $.001 par value; 0 and 1,000 shares issued and outstanding as of December 31, 2004 and December 31, 2003, respectively; liquidation preference: $0 and $1,211 as of December 31, 2004
and December 31, 2003, respectively	-	788

Stockholders’ equity :
Preferred Stock: 20,000,000 preferred shares authorized: 14,000 shares designated as
Series Z, $.001 par value; 14,000 and 0 shares issued and outstanding as of
December 31, 2004 and December 31, 2003, respectively; liquidation preference:
$15,680 and $0 as of December 31, 2004 and December 31, 2003, respectively	2,630	-

Common stock, $.0005 par value; 800,000,000 shares authorized, 233,619,817 and
105,449,054 shares issued and outstanding as of December 31, 2004 and 2003, respectively	117	53
Additional paid-in capital	352,076	337,735
Accumulated deficit	(342,717)	(319,488)
Total stockholders’ equity	12,106	18,300

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ equity	$40,862	$59,061

The accompanying notes are an integral part of these consolidated financial statements.

DSL.net, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Year ended December 31,
	2004	2003	2002

Revenue	$68,449	$71,333	$45,530

Operating expenses:
Network (A)	45,727	51,452	33,470
Operations (A)	9,864	11,873	7,949
General and administrative (A)	12,601	12,200	11,403
Sales and marketing (A)	5,126	8,642	6,969
Stock compensation	-	438	1,228
Depreciation and amortization	13,132	16,359	20,332
Total operating expenses	86,450	100,964	81,351

Operating loss	(18,001)	(29,631)	(35,821)

Interest (expense) income, net	(5,363)	(2,936)	(458)
Other income (expense), net	135	(2,430)	185

Net loss	$(23,229)	$(34,997)	$(36,094)

Net loss applicable to common stockholders:
Net loss	$(23,229)	$(34,997)	$(36,094)
Dividends on preferred stock	(950)	(3,698)	(3,573)
Accretion of preferred stock	(8,852)	(14,327)	(10,078)
Fair value of Series Z Preferred Stock	(2,630)	-	-
Net loss applicable to common stockholders	$(35,661)	$(53,022)	$(49,745)

Net loss per share, basic and diluted	$(0.20)	$(0.72)	$(0.77)

Shares used in computing net loss per share, basic and diluted	181,831,059	74,125,513	64,857,869

(A)  Stock compensation and depreciation and amortization were excluded from the following operating expense line items and presented as separate operating expense line items:

Stock compensation
Network	$-	$10	$30
Operations	-	11	52
General and administrative	-	69	283
Sales and marketing	-	348	863
Total	-	438	1,228

Depreciation and amortization
Network	11,241	12,300	13,719
General and administrative	1,891	4,059	6,613
Total	$13,132	$16,359	$20,332

The accompanying notes are an integral part of these consolidated financial statements.

DSL.net, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands)

					Additional
	Preferred Stock		Common Stock		Paid - In	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balance as of December 31, 2001	-	$-	64,851,462	$32	$300,757	$(1,668)	$(248,397)	$50,724
Deferred compensation - stock options	-	-	-	-	(2)	2	-	-
Amortization of deferred compensation	-	-	-	-	-	1,228	-	1,228
Issuance of common stock - employee stock purchase plan	-	-	14,000	-	4	-	-	4
Issuance of common stock - stock options	-	-	64,437	-	9	-	-	9
Beneficial conversion feature of preferred stock	-	-	-	-	18,531	-	-	18,531
Accrued dividends on preferred stock	-	-	-	-	(3,573)	-	-	(3,573)
Accretion of beneficial conversion feature of preferred
stock, net of issuance costs	-	-	-	-	(10,078)	-	-	(10,078)
Net loss	-	-	-	-	-	-	(36,094)	(36,094)
Balance as of December 31, 2002	-	-	64,929,899	32	305,648	(438)	(284,491)	20,751

Amortization of deferred compensation	-	-	-	-	-	438	-	438
Valuation of common stock warrants issued for loan guarantees	-	-	-	-	6,656	-	-	6,656
Issuance of common stock - employee stock purchase plan	-	-	15,380	-	5	-	-	5
Issuance of common stock - stock options	-	-	5,363,763	3	2,278	-	-	2,281
Issuance of common stock - preferred stock conversions	-	-	31,629,760	16	13,984	-	-	14,000
Issuance of common stock - dividends on preferred stock conversions	-	-	3,510,252	2	2,520	-	-	2,522
Accrued dividends on preferred stock	-	-	-	-	(3,698)	-	-	(3,698)
Accretion of beneficial conversion feature of preferred stock	-	-	-	-	(14,327)	-	-	(14,327)
Preferred stock reclassification	-	-	-	-	(1,394)	-	-	(1,394)
Debt discount ascribed to warrants and notes payable	-	-	-	-	26,063	-	-	26,063
Net loss	-	-	-	-	-	-	(34,997)	(34,997)
Balance as of December 31, 2003	-	-	105,449,054	53	337,735	-	(319,488)	18,300

Issuance of common stock - employee stock purchase plan	-	-	8,836	-	4	-	-	4
Issuance of common stock - stock options	-	-	39,911	-	12	-	-	12
Issuance of common stock - preferred stock conversions	-	-	113,372,015	57	20,943	-	-	21,000
Issuance of common stock - dividends on preferred stock conversions	-	-	14,336,841	7	5,814	-	-	5,821
Issuance of common stock - warrant exercise	-	-	413,160	-	-	-	-	-
Accrued dividends on preferred stock	-	-	-	-	(950)	-	-	(950)
Accretion of beneficial conversion feature of preferred stock	-	-	-	-	(8,852)	-	-	(8,852)
Issuance of Series Z preferred stock at fair value	14,000	2,630	-	-	(2,630)	-	-	-
Net loss	-	-	-	-	-	-	(23,229)	(23,229)
Balance as of December 31, 2004	14,000	$2,630	233,619,817	$117	$352,076	$-	$(342,717)	$12,106

The accompanying notes are an integral part of these consolidated financial statements.

DSL.net, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(23,229)	$(34,997)	$(36,094)

Reconciliation of net loss to net cash (used in)
operating activities:
Depreciation and amortization	13,132	16,359	20,332
Bad debt expense	1,119	2,117	2,536
Sales credits and allowances	2	394	1,181
Amortization of deferred debt issuance costs and debt discount	5,014	7,922	9
Non-cash mark to market adjustment	55	-	-
Stock compensation expense	-	438	1,228
Loss on sale/write-off of fixed assets	120	163	375
Gain on note settlement	-	(3,500)	-
Non-cash interest on lease payoff	-	194	-
Net changes in assets and liabilities, net of acquired assets:
(Increase) / decrease in accounts receivable	589	(6,153)	(2,194)
Decrease / (increase) in prepaid and other current assets	61	(213)	1,318
Decrease / (increase) in other assets	(447)	1,080	(1,480)
Increase / (decrease) in accounts payable	2,317	(1,051)	294
(Decrease) / increase in accrued salaries	(316)	(179)	318
(Decrease) / increase in accrued expenses	(4,690)	2,317	(5,111)
(Decrease) / increase in deferred revenue	(1,268)	1,394	(418)
Net cash used in operating activities	(7,541)	(13,715)	(17,706)

Cash flows from investing activities:
Purchases of property and equipment	(651)	(2,405)	(1,647)
Proceeds from sales of property and equipment	-	17	85
Acquisitions of businesses and customer lines	-	(8,743)	(1,150)
(Increase) / decrease in restricted cash	(2,427)	(4)	344
Net cash used in investing activities	(3,078)	(11,135)	(2,368)

Cash flows from financing activities:
Proceeds from credit facility	-	6,100	-
Payments on credit facility	-	(6,100)	-
Proceeds from common stock issuance	16	2,287	14
Proceeds from preferred stock issuance and bridge note	-	-	15,000
Proceeds from note issuances	4,008	30,000	-
Principal payments under notes and capital lease obligations	(105)	(4,976)	(2,907)

Net cash provided by financing activities	3,919	27,311	12,107

Net (decrease) / increase in cash and cash equivalents	(6,700)	2,461	(7,967)
Cash and cash equivalents at beginning of year	13,779	11,318	19,285
Cash and cash equivalents at end of year	$7,079	$13,779	$11,318

Supplemental disclosure:
Cash paid: interest	$56	$782	$819

Fixed asset purchases included in accounts payable	$32	$3	$485

Supplemental disclosure of non-cash investing activities:
On January 10, 2003, the Company purchased network assets and associated subscriber lines of
Network Access Solutions Corporation (Note 4)
The fair value of the assets acquired was $14,737

On September 8, 2003, the Company purchased network assets and associated subscriber lines of
TalkingNets Holdings, LLC (Note 4)
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

Also during the first quarter of 2004, the Company issued 413,160 shares of its common stock upon the exercise of 1,358,025 of stock warrants granted in connection with certain loan guarantees in a cashless exchange (Note 9).

During the third and fourth quarter 2003, 14,000 shares of Series Y Preferred Stock were converted into
31,629,759 shares of common stock and $2,522 of accrued dividends pertaining thereto were paid by issuing
3,510,255 shares of common stock (Note 9).
The accompanying notes are an integral part of these consolidated financial statements.

DSL.net, Inc.
Notes to Consolidated Financial Statemments
(Dollars in Thousands, Except Per Share Amounts)

1.     Formation and Operations of the Company

DSL.net, Inc. (the “Company”) was incorporated in Delaware on March 3, 1998 and operations commenced on March 28, 1998. The Company combines its facilities, nationwide network infrastructure, and Internet service capabilities to provide various broadband communications services to businesses throughout the United States, primarily using digital subscriber line (“DSL”) and T-1 technology. In certain markets where it has not deployed its own equipment, the Company utilizes the local facilities of other carriers to provide service. The Company’s product offerings include T-1 and business-class DSL network connectivity and Internet access, virtual private networks (VPNs), frame relay, Web hosting, domain name services management, enhanced e-mail, online data backup and recovery services, firewalls and nationwide dial-up services, as well as integrated voice and data offerings in select markets.

The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. For the year ended December 31, 2004, the Company incurred operating losses of $18,001 and negative operating cash flows of $7,541 that were financed primarily by proceeds from debt and equity issuances. The Company had accumulated deficits of $342,717 and $319,488 at December 31, 2004 and 2003, respectively. The Company expects its operating losses, net operating cash outflows and capital expenditures to continue through 2005.

The Company successfully completed equity financing transactions of approximately $10,000 in March 2002 and $8,500 in May 2002 (which, after cancellation of certain bridge loans, yielded net proceeds of approximately $5,000) (Note 9). On July 18, 2003, the Company successfully raised approximately $30,000 in debt and equity financing (Note 6). In addition, on October 7, 2004, the Company raised $4,250 in a secured convertible note and warrant financing (Note 6). The Company’s independent registered public accounting firm has noted in their report that the Company’s sustained operating losses raise substantial doubt about its ability to continue as a going concern. Based on its current business plans and projections, the Company believes that its existing cash resources and cash expected to be generated from operations will be sufficient to fund its operating losses, capital expenditures, lease payments, and working capital requirements at least through the third quarter of 2005. As a result, the Company will need to raise additional financing, through some combination of borrowings or the sale of equity or debt securities, during 2005 to finance its 2006 requirements and to enable it to repay all of its existing long-term debt. The Company is pursuing financing alternatives to fund its anticipated cash deficiency and to refinance its existing long-term debt. The Company may not be able to raise sufficient additional debt, equity or other capital on acceptable terms, if at all. Failure to generate sufficient revenues, contain certain discretionary spending, achieve certain other business plan objectives, refinance our long-term debt or raise additional funds could have a material adverse affect on the Company’s results of operations, cash flows and financial position, including its ability to continue as a going concern, and may require it to significantly reduce, reorganize, discontinue or shut down its operations.

The Company intends to use its cash resources to finance its operating losses, capital expenditures, lease payments, and working capital requirements and for other general corporate purposes.

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

The Company’s cash requirements and financial performance, including its ability to achieve and sustain profitability or become and remain cash flow positive, may vary based upon a number of factors, including:

•	its ability to raise sufficient additional capital;

•	its business plans or projections change or prove to be inaccurate;

•	the Company curtails and/or reorganizes its operations;

•	development of the high-speed data and integrated voice and data communications industries and the Company’s ability to compete effectively in such industries;

•	amount, timing and pricing of customer revenue;

•	availability, timing and pricing of acquisition opportunities, and the Company’s ability to capitalize on such opportunities;

•	identification of and generation of synergies with potential business combination candidates, and the Company’s ability to close any transactions with such parties on favorable terms, if at all;

•	commercial acceptance of the Company’s services and the Company’s ability to attain expected penetration within its target markets;

•	the Company’s ability to recruit and retain qualified personnel;

•	up front sales and marketing expenses;

•
cost and utilization of the Company’s network components that it leases from other telecommunications providers and that hinge, in substantial part, on government regulation that has been subject to considerable flux in recent years;

•	the Company’s ability to establish and maintain relationships with marketing partners;

•	successful implementation and management of financial, information management and operations support systems to efficiently and cost-effectively manage the Company’s operations and growth; and

•	favorable outcomes of numerous federal and state regulatory proceedings and related judicial proceedings, including proceedings relating to the 1996 Telecommunications Act.

There can be no assurance that the Company will be able to achieve its business plan objectives or that it will achieve or maintain cash flow positive operating results. If the Company is unable to generate adequate funds from its operations or raise additional funds, it may not be able to repay its existing debt, continue to operate its network, respond to competitive pressures or fund its operations. As a result, the Company may be required to significantly reduce, reorganize, discontinue or shut down its operations. The Company’s financial statements do not include any adjustments that might result from this uncertainty.

2.      Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the transactions and balances of DSL.net, Inc. and its wholly owned subsidiaries, including without limitation DSLnet Communications, LLC, DSLnet Communications VA, Inc., DSLnet Atlantic, LLC, and Vector Internet Services, Inc. All material intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. The markets for the Company’s services are characterized by intense competition, rapid technological development, regulatory and legislative changes, and frequent new product introductions, all of which could impact the future value of the Company’s assets and liabilities. Actual results may differ from those estimates. Certain prior period amounts have been reclassified to conform to the 2004 presentation.

The Company evaluates its estimates on an on-going basis. The most significant estimates relate to revenue recognition, goodwill and other long-lived assets, the allowance for doubtful accounts, the fair value of financial instruments and derivatives and contingencies. Such estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less from date of acquisition, to be cash equivalents.

Restricted Cash

Restricted cash is included with other current assets in the Company’s Consolidated Balance Sheets. Restricted cash at December 31, 2004, was approximately $2,432 and represents the balance of proceeds received from a convertible note and warrant financing the use of which requires approval from certain of the Company’s senior secured debt holders (Note 6). Restricted cash at December 31, 2003, was approximately $5, and represents the balance of unvested amounts of the Company’s share of matching contributions for terminated employees in the Company’s 401(k) plan and is restricted for future funding of matching contributions to the Company’s 401(k) plan.

Concentration of Credit Risk and Concentration of Data Transmission Service Providers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company's cash and investment policies limit investments to short-term, investment grade instruments. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base. No individual customer accounted for more than 5% of the Company’s revenue for the years ended December 31, 2004, 2003 or 2002.

The Federal Deposit Insurance Corporation’s (“FDIC”) maximum insurance against bank failures for deposits is $100 per institution. The Company’s funds, maintained at its banking institutions from time to time, exceed the insured amounts. The Company’s short-term investment grade instruments are not insured by the FDIC.

In certain markets where the Company has not deployed its own DSL or T-1 equipment, the Company utilizes local DSL or T-1 facilities from wholesale providers, including Covad Communications, Inc. (“Covad”), in order to provide service to its end-user customers. These wholesale providers may terminate their service with little or no notice. The failure of Covad to provide acceptable service on acceptable terms could have a material adverse effect on the Company’s operations and cash flows.

The Company transmits data across its network via transmission facilities that are leased from certain carriers, including Level 3 Communications, Inc. and MCI. The failure of any of the Company’s data transport carriers to provide acceptable service on acceptable terms could have a material adverse effect on the Company’s operations and cash flows.

Inventory

Inventories consist of modems and routers (generally referred to as customer premise

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

equipment) that the Company sells or leases to customers and are required to establish a high speed DSL or T-1 digital connection. Inventories are stated at the lower of cost or market. Cost of inventory is determined on the “first-in, first-out” or average cost methods. The Company establishes inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments and other factors.

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

The Company, in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” (“SOP 98-1”), capitalizes certain costs incurred in the development of internal use software. Internal use software has an estimated useful life of three years.

Upon disposal of fixed assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in earnings. Fully depreciated assets are not removed from the accounts until physical disposition.

Goodwill and Other Intangible Assets

Other intangible assets are amortized on a straight-line basis over the estimated future periods to be benefited, ranging from two to five years. Goodwill represents the excess purchase price over the fair value of identifiable net assets of businesses acquired and is not amortized.

The Company reviews the recoverability of goodwill annually and when events and circumstances change by comparing the estimated fair values, based on a discounted forecast of future cash flows, of reporting units with their respective net book values. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying value of goodwill over its implied fair value. There was no impairment of goodwill at December 31, 2004 and 2003.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of,” which requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets. There was no impairment of long-lived assets at December 31, 2004 and 2003.

Other Assets

Other assets include: (i) refundable deposits held as security on certain lease or other obligations, and (ii) the non-current portion of deferred financing costs which are amortized to general and administrative expense over the respective terms of the related debt, and (iii) the non-current portion of prepaid directors’ and officers’ liability insurance. As of December 31, 2004 and 2003, refundable deposits were approximately $528 and $659, respectively, deferred financing costs were approximately $162 and $310, respectively, and non-current prepaid directors’ and officers’ liability insurance were approximately $725 and $0, respectively.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designated are based on the exposures hedged. Changes in the fair value of derivatives designated as fair value hedges are recognized in earnings along with fair value changes of the hedged item. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) and are recognized in earnings when the hedged item affects earnings. Changes in the fair value of derivative instruments which are not designated as hedges are recognized in earnings as other income (loss). At December 31, 2004 and 2003, the Company did not have any derivative instruments that were designated as hedges.

Fair Value of Financial and Derivative Instruments

The Company has issued various financial debt and/or equity instruments, some of which have required a determination of their fair value and/or the fair value of certain related derivatives, where quoted market prices were not published or readily available. The Company bases its fair value determinations on valuation techniques that require judgments and estimates including, discount rates used in applying present value analyses, the length of historical look-backs used in determining the volatility of its stock, expected future interest rate assumptions and probability assessments. From time to time, the Company may hire independent valuation specialists to perform and or assist in the fair value determination of such instruments.

Income Taxes

The Company uses the liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

and net operating loss carryforwards, all calculated using presently enacted tax rates.

The Company has not generated any taxable income to date and, therefore, has not paid any federal income taxes or state taxes based on income since inception. The Company’s state and federal net operating loss carryforwards begin to expire in 2004 and 2019, respectively. Use of the Company’s net operating loss carryforwards may be subject to significant annual limitations resulting from a change in control due to securities issuances including the Company’s sales of its mandatorily redeemable convertible Series X preferred stock and its mandatorily redeemable convertible Series Y preferred stock in 2001 and 2002 (Note 9) and from the sale of $30,000 in notes and warrants in 2003 (Note 6). The Company is currently assessing the potential impact resulting from these transactions. The Company has provided a valuation allowance for the full amount of the net deferred tax asset since it has not determined that these future benefits will more likely than not be realized.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which outlines the four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees.

Revenue is recognized pursuant to the terms of each contract on a monthly service fee basis, which varies based on the speed of the customer’s broadband connection and the services ordered by the customer. The monthly fee includes phone line charges, Internet access charges, the cost of any leased equipment installed at the customer's site and fees for the other services we provide, as applicable. Revenue that is billed in advance of the services provided is deferred until the services are provided by the Company. Revenue related to installation charges is also deferred and amortized to revenue over 18 months, which is the average customer life of the existing customer base. Related direct costs incurred (up to the amount of deferred revenue) are also deferred and amortized to expense over 18 months. Any excess of direct costs over installation charges are charged to expense as incurred. In certain instances, the Company negotiates credits and allowances for service related matters. The Company establishes a reserve against revenue for such credits based on historical experience. From time to time the Company offers sales incentives to its customers in the form of rebates toward select installation services and customer premise equipment. The Company records a liability based on historical experience for such estimated rebate costs, with a corresponding reduction to revenue.

The Company seeks to price its services competitively. The market for high-speed data communications services and Internet access is rapidly evolving and intensely competitive. While many competitors and potential competitors may enjoy competitive advantages over the Company, it is pursuing a significant market that, it believes, is currently under-served. Although pricing is an important part of the Company’s strategy, management believes that direct relationships with customers and consistent, high quality service and customer support will be key to generating customer loyalty. During the past several years, market prices for many

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

telecommunications services and equipment have been declining, which is a trend that might continue.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Such allowances require managements estimates and judgments and are computed based on historical experience using varying percentages of aged receivables. The Company principally sells its services directly to end users mainly consisting of small to medium sized businesses, but the Company also sells its services to certain resellers, such as Internet service providers (“ISPs”). The Company believes that it does not have significant exposure or concentrations of credit risk with respect to any given customer. However, if the country or any region the Company services experiences an economic downturn, the financial condition of the Company’s customers could be adversely affected, which could result in their inability to make payments to the Company. This could require additional provisions for allowances. In addition, a negative impact on revenue and cash flows related to those customers may occur.

With its acquisition of certain of the assets of Network Access Solutions Corporation (“NAS”) on January 10, 2003, the Company acquired a number of end users, some of whom it serves indirectly through various ISPs. The Company sells its services to such ISPs who then resell such services to the end user. The Company has some increased exposure and concentration of credit risk pertaining to such ISPs. However, no individual customer accounted for more than 5% of revenue for 2004 and 2003.

Stock Compensation

The Company applies Accounting Principles Board Opinion No. 25 (“APB No. 25”) and related interpretations in accounting for its stock option plans and stock awards with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under APB No. 25, compensation expense is computed to the extent that the fair market value of the underlying stock on the date of grant exceeds the exercise price of the employee stock option or stock award. Compensation so computed is then recognized over the vesting period. The Company accounts for equity instruments issued to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18.

Stock compensation expense includes amortization of deferred compensation and charges related to stock grants. Stock compensation expense for the years ended December 31, 2004, 2003 and 2002, was approximately $0, $438 and $1,228, respectively.

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

If compensation expenses had been recognized based on the fair value of the options at their grant date, in accordance with SFAS No. 123, the results of operations for the years ended December 31, 2004, 2003 and 2002, would have been as follows:

	Year Ended December 31,
	2004	2003	2002
Net loss, as reported	$(23,229)	$(34,997)	$(36,094)
Add: Stock-based employee compensation included in net loss	-	438	1,228
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,889)	(3,863)	(4,476)
Pro forma under SFAS 123	$(28,118)	$(38,422)	$(39,342)

Net loss applicable to common stockholders:
As reported	$(35,661)	$(53,022)	$(49,745)
Pro forma under SFAS 123	$(40,550)	$(56,447)	$(52,993)
Basic and diluted net loss per common share:
As reported	$(0.20)	$(0.72)	$(0.77)
Pro forma under SFAS 123	$(0.22)	$(0.76)	$(0.82)

Earnings (Loss) Per Share

The Company computes net loss per share pursuant to SFAS No. 128, “Earnings Per Share.”  Basic earnings (loss) per share is computed by dividing income or loss applicable to common stockholders by the weighted average number of shares of the Company's common stock outstanding during the period, excluding shares subject to repurchase.

Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and dilutive conversion of the Company’s outstanding preferred stock. The diluted earnings per share amount is presented herein as the same as the basic earnings per share amount because the Company had a net loss during each period presented, and the impact of the assumed exercise of stock options and warrants and the assumed conversion of preferred stock would have been anti-dilutive.

As of December 31, 2004, the Company had 233,619,817 shares of common stock issued and outstanding. As of December 31, 2003, the Company had 105,449,054 shares of common stock issued and outstanding. The increase of 128,170,763 shares primarily resulted from common stock issued for preferred stock conversions and for employee stock option exercises. The weighted average number of outstanding common shares used in computing earnings per share for the years ended December 31, 2004, 2003 and 2002 were 181,831,059, 74,125,513 and 64,857,869, respectively.

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

The following options, warrants and convertible preferred stock and convertible debt instruments were excluded from the calculation of diluted earnings per share since their inclusion would be anti-dilutive for all periods presented:

	Shares of Common Stock
	December 31,
	2004	2003	2002
Options to purchase common stock	40,651,934	18,671,766	23,877,004
Warrants to purchase common stock	192,212,192	173,105,646	13,033,314
Preferred Series X Stock convertible to common stock	-	111,111,111	111,111,111
Preferred Series Y Stock convertible to common stock	-	2,260,909	30,000,000
Convertible note payable	15,178,571	-	-
Total	248,042,697	305,149,432	178,021,429

Comprehensive Income

The Company has adopted the accounting treatment prescribed by SFAS No. 130, “Comprehensive Income.” The adoption of this statement had no material impact on the Company's financial statements for the periods presented.

Business Operating Segments

The Company has one reportable business operating segment under the requirements of SFAS No. 131.

Recently Issued Accounting Pronouncements

In September 2004, the EITF issued EITF No. 04-10 “Applying Paragraph 19 of Financial Accounting Standards Board (“FASB”) Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” in Determining whether to Aggregate Operating Segments that do not Meet the Quantitative Thresholds.” EITF No. 04-10 presents guidelines for two alternative approaches in determining whether to aggregate operating segments and is effective for fiscal years ending after October 13, 2004. The Company has determined that EITF No. 04-10 will not have an impact on its operating segment disclosures.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which is a revision of Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include retrospective and prospective adoption methods. Under the retrospective method, prior periods may be restated based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all periods presented or as of the beginning of the year of adoption.

The prospective method requires that compensation expense be recognized beginning with the effective date, based on the requirements of SFAS 123R, for all share-based payments granted after the effective date, and based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

The provisions of this statement are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company expects to adopt the standard on July 1, 2005. The Company is evaluating the requirements of SFAS 123R and has not determined its method of adoption or its impact on its financial condition or results of operations.

In December 2004, the FASB issued SFAS 153, “Exchange of Non-monetary Assets, an Amendment of APB Opinion No 29” (“SFAS 153”). SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis. Instead, this statement provides that exchanges of non-monetary assets that do not have commercial substance be reported at carryover basis rather than a fair value basis. A non-monetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company expects to adopt the standard on July 1, 2005. The Company is evaluating the requirements of SFAS 153 and has not determined the impact on its financial condition or results of operations.

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

3. Fixed Assets

	Estimated
	Useful
	Lives	2004	2003
Network and computer equipment	3-5 years	$45,593	$45,303
Furniture, fixtures, office equipment and software	3-5 years	19,129	18,994
Vehicles	3 years	190	190
Collocation costs	5 years	17,014	16,985
		81,926	81,472
Less-accumulated depreciation and amortization		(69,207)	(57,115)
		$12,719	$24,357

As of December 31, 2004 and 2003, the recorded cost of equipment under capital lease was $393 and $566, respectively. As of December 31, 2004 and 2003, the cost of equipment under capital lease included in network and computer equipment was $0 and $173, respectively. The cost of equipment under capital lease included in furniture, fixtures, office equipment and software as of December 31, 2004 and 2003, was $393 and $393, respectively. Accumulated depreciation for equipment under capital lease at December 31, 2004 and 2003, was $347 and $442, respectively.

As of December 31, 2004 and 2003, the Company had capitalized computer software costs of $10,675 and $10,583, respectively, and had recorded accumulated amortization expense related to these costs of $10,322 and $10,027, respectively. Depreciation and amortization expense related to fixed assets was $12,191, $13,604 and $14,983, for the years ended December 31, 2004, 2003 and 2002, respectively.

4. Acquisitions

On April 8, 2003, the Company entered into an asset purchase agreement with TalkingNets, Inc. and TalkingNets Holdings, LLC (collectively, “TalkingNets”) pursuant to which the Company agreed to acquire assets and subscribers of TalkingNets (the “TalkingNets Assets”) for $726 in cash (the “TalkingNets Asset Purchase Agreement”). As TalkingNets had filed a voluntary petition for Chapter 11 reorganization in February 2003, the TalkingNets Asset Purchase Agreement was subject to the approval of the U.S. Bankruptcy Court for the Eastern District of Virginia. On April 9, 2003, the TalkingNets Asset Purchase Agreement and the transactions contemplated thereby were approved by the Bankruptcy Court. On April 11, 2003, the Company paid the full purchase price of $726 into escrow.

On September 8, 2003, in accordance with the TalkingNets Asset Purchase Agreement, the Company completed its transaction to acquire the TalkingNets Assets. This acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141. The results of TalkingNets’ operations have been included in the Company’s consolidated financial statements since September 8, 2003 (the closing date). The estimated fair values of the acquired assets at the date of acquisition exceeded the purchase price and, accordingly, the acquired assets have been written down on a pro-rata basis by asset group to the purchase price of approximately $851 ($726 plus associated direct acquisition costs of approximately $125) as follows: (i) certain accounts receivables of $55, (ii) intangible assets pertaining to approximately 90 acquired

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

subscriber lines of $111, and (iii) property and equipment of $685.

In December of 2002, the U.S. Bankruptcy Court for the District of Delaware approved the Company’s bid to purchase certain network assets, equipment and associated subscriber lines of NAS for $14,000 consisting of $9,000 in cash and $5,000 in a note payable to NAS. The Company closed the transaction on January 10, 2003, whereby it acquired certain of NAS’ network assets, equipment in approximately 300 central offices and approximately 11,500 associated subscriber lines (the “NAS Assets”), pursuant to an Amended and Restated Asset Purchase Agreement, dated as of December 11, 2002, by and among the parties thereto (the “NAS Asset Purchase Agreement”). Additionally, on January 10, 2003, the Company hired approximately 78 employees formerly employed by NAS. No pre-closing liabilities were assumed in connection with the NAS transaction. The cash portion of the consideration was paid from the Company’s existing cash. In accordance with the NAS Asset Purchase Agreement, the Company negotiated a $1,083 reduction in the cash paid at the closing, representing the Company’s portion of January revenue which was billed and collected by NAS, bringing the net cash paid for the NAS Assets to $7,917.

NAS provided high-speed Internet and virtual private network services to business customers using digital subscriber line, frame relay and T-1 technology via its own network facilities in the Northeast and Mid-Atlantic markets. The NAS acquisition significantly increased the Company’s subscriber base and its facilities-based footprint in one of the largest business markets in the United States.

The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations” (“SFAS No. 141”). The results of NAS’ operations have been included in the consolidated financial statements since January 10, 2003 (the acquisition date). The estimated fair values of the acquired assets at the date of acquisition exceeded the purchase price and, accordingly, the acquired assets have been written down on a pro-rata basis by asset group to the purchase price of approximately $14,737 ($14,000 plus associated direct acquisition costs of approximately $737) as follows: (i) intangible assets pertaining to approximately 11,500 acquired subscriber lines of $1,480 and (ii) property and equipment of $13,113 and inventory of $144. In July, 2003, the Company paid $1,500 into escrow for the negotiated repurchase and cancellation of the $5,000 note issued by the Company to NAS as part of the purchase price for the NAS Assets. The payment was subject to approval by the bankruptcy court presiding over NAS’ bankruptcy petition. On August 25, 2003, the court approved the transaction, and the $1,500 held in escrow was paid to NAS in full satisfaction of the note.

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

The Company entered into an Asset Purchase Agreement dated as of July 30, 2002 (the “Abacus Asset Purchase Agreement”) with Abacus America, Inc. (“Abacus”) for the purchase of broadband subscriber lines. The Abacus Asset Purchase Agreement provided for a cash payment for each successfully migrated broadband customer line, up to a maximum payment of approximately $844, and required a purchase price

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

deposit of approximately $211. Ultimately, the Company was able to migrate and acquire 1,066 lines for a purchase price of approximately $543. The Abacus customer line acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the subscriber lines acquired based on their estimated fair values at the date of acquisition. This amount is being amortized on a straight-line basis over two years from the date of purchase.

The Company entered into an Asset Purchase Agreement, dated as of January 1, 2002, with Broadslate Networks, Inc. (“Broadslate”) for the purchase of business broadband customer accounts and certain other assets, including certain accounts receivable related to the customer accounts. The initial purchase price of approximately $800 was subject to certain adjustments, which resulted in a $50 reduction in the purchase price. The Broadslate customer line acquisitions were accounted for under the purchase method of accounting and, accordingly, the adjusted purchase price of approximately $750 was allocated to the assets acquired based on their estimated fair values at the date of acquisition as follows: approximately $28 to net accounts receivable acquired and approximately $722 to approximately 520 subscriber lines acquired, which amount is being amortized on a straight-line basis over two years from the date of purchase.

The following table sets forth the unaudited pro forma consolidated financial information of the Company, giving effect to the acquisition of Broadslate customers, Abacus customers, and NAS customers as if the transactions occurred at the beginning of the periods presented. Inclusion of the TalkingNets Acquisition would not materially change the pro forma results. There were no acquisitions during 2004.

	Year ended December 31
	2003	2002

Pro forma revenue	$72,091	$71,615
Pro forma operating loss	(29,604)	(43,477)
Pro forma net loss	(35,016)	(65,269)
Pro forma net loss applicable to common stockholders	$(53,041)	$(78,921)
Pro forma net loss per share, basic and diluted	$(0.72)	$(1.22)
Shares used in computing pro forma net loss per share, basic and diluted	74,125,513	64,857,869

The pro forma results are not necessarily indicative of the actual results of operations that would have been obtained had the acquisitions taken place at the beginning of the respective periods or the results that may occur in the future.

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

5. Goodwill and Other Intangible Assets

The following table shows the gross and unamortized balances of other intangible assets which are comprised solely of customer lists:

	December 31, 2004			December 31, 2003
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Customer lists	$15,483	$15,436	$47	$15,506	$14,496	$1,010

Amortization expense of other intangible assets for the years ended December 31, 2004 and 2003 was $940 and $2,756, respectively. Accumulated amortization at December 31, 2004 and 2003, was $19,367 and $18,427, respectively. The future amortization of the unamortized balance of customer lists as of December 31, 2004, is $47 in 2005.

In accordance with the provisions SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which became effective on January 1, 2002, the Company ceased to amortize $8,482 of goodwill in accordance with of SFAS No. 142.

In lieu of amortization, the Company made an initial impairment review of its goodwill in January of 2002 which did not result in any impairment adjustments. Annual impairment reviews were also performed in December of 2004, 2003 and 2002. The Company did not record any goodwill impairment adjustments resulting from its impairment reviews. The Company did not acquire nor dispose of any goodwill during 2004, 2003 and 2002; therefore, the carrying value of the goodwill is $8,482 as of each of those year ends, respectively. The Company will continue to perform annual impairment reviews, unless a change in circumstances requires a review in the interim.

6. Debt

On January 10, 2003, the Company issued a $5,000 note to NAS in conjunction with its acquisition of the NAS Assets (Note 4). The Company negotiated settlement of the note for $1,500, which was approved by the bankruptcy court on August 25, 2003 and resulted in a gain of $3,500 in other income.

The Company entered into a Revolving Credit and Term Loan Agreement, dated as of December 13, 2002 (the “Credit Agreement”), with a commercial bank providing for a revolving line of credit of up to $15,000 (the “Commitment”). Interest on borrowings under the Credit Agreement was payable at 0.5% percent above the Federal Funds Effective rate. The Company’s ability to borrow amounts available under the Credit Agreement was subject to the bank’s receipt of a like amount of guarantees from certain of the Company’s investors and/or other guarantors.

On February 3, 2003, the Company borrowed $6,100 under the Credit Agreement. As of March 5, 2003, certain of the Company’s investors had guaranteed $9,100 under the Credit Agreement. On July 18, 2003, the Company repaid the $6,100 outstanding balance plus accrued interest and terminated the Credit Agreement. The Company wrote off approximately $184 of the related unamortized balance of loan origination fees.

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

The Company entered into a Reimbursement Agreement (the “Reimbursement Agreement”) and related Security Agreement, dated as of December 27, 2002, with VantagePoint Venture Partners III (Q), L.P. (“VP”) and Columbia Capital Equity Partners (together with its co-guarantors, “Columbia”) and other holders of or affiliates of holders of the Company’s Series X and Series Y preferred stock (the “Guarantors”). Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, VP and Columbia issued guarantees in an aggregate amount of $6,100 to support certain obligations of the Company under the Credit Agreement. On July 18, 2003, in connection with the termination of the Credit Agreement, the guarantees, the Reimbursement Agreement and the related Security Agreement were terminated.

Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, the Company issued warrants to purchase an aggregate of 12,013,893 shares of its common stock to VP and certain of its affiliates and Columbia, in consideration for their guarantees aggregating $6,100. All such warrants have a ten year life and an exercise price of $0.50 per share.  On March 26, 2003, the Company issued additional warrants, exercisable for ten years, to purchase a total of 936,107 shares of its common stock at $0.50 per share to VP and certain of its affiliates and Columbia, bringing the total number of warrants issued in connection with the Reimbursement Agreement to 12,950,000. On February 3, 2003, the Company borrowed on the Credit Agreement and the Guarantors’ guarantees of the subject loan became effective.

On February 3, 2003, the Company valued the 12,950,000 warrants at $0.514 each with a total value of approximately $6,656. The valuation was performed using a Black-Scholes valuation model with the following assumptions: (i) a risk free interest rate of 4.01% (ten-year Treasury rate), (ii) a zero dividend yield, (iii) a ten year expected life, (iv) an expected volatility of 153%, (v) an option exercise price of $0.50 per share and (vi) a current market price of $0.52 per share (the closing price of the Company’s common stock on February 3, 2003). Since the warrants were issued in consideration for loan guarantees, which enabled the Company to secure financing at below market interest rates, the Company recorded their value as a deferred debt financing cost to be amortized to interest expense over the term of the loan (approximately 57 months) using the “Effective Interest Method” of amortization. On July 18, 2003, the Company repaid its outstanding loan balance that was secured by these loan guarantees, and terminated the Credit Agreement. Accordingly, the Company wrote-off approximately $5,747 of the related unamortized balance of deferred financing costs to other expense. For the year ended December 31, 2003 expense relating to amortized deferred financing costs was approximately $909.

On March 5, 2003, the Company and VP entered into Amendment No. 1 to the Reimbursement Agreement, pursuant to which VP increased its guarantee by $3,000 bringing the aggregate guarantees by all Guarantors under the Reimbursement Agreement, as amended, to $9,100. As consideration for VP’s increased guarantee, if the Company closed an equity financing on or before December 3, 2003, it was authorized to issue VP and certain of its affiliates additional warrants to purchase the type of equity securities issued by the Company in such equity financing. The number of such additional warrants would be determined by dividing the per share price of such equity securities into a thousand dollars. Accordingly, since the Company closed a financing on July 18, 2003, the Company issued to VP and certain of its affiliates in December 2003, additional warrants with a three year life, to purchase 2,260,909 shares of its common stock at a per share price of $0.4423.

On July 18, 2003, the Company entered into a Note and Warrant Purchase Agreement (the “Note and Warrant Purchase Agreement”) with Deutsche Bank AG London, acting through DB Advisors LLC as Investment Agent (“Deutsche Bank”), and VantagePoint Venture Partners III (Q), L.P., VantagePoint Venture Partners III,

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

L.P., VantagePoint Communications Partners, L.P. and VantagePoint Venture Partners 1996, L.P. (collectively, “VantagePoint,” and, together with Deutsche Bank, the “Investors”) relating to the sale of an aggregate of (i) $30,000 in senior secured promissory notes (the “Notes”) and (ii) warrants to purchase an aggregate of 157,894,737 shares of the Company’s common stock for a period of three years at an exercise price of $0.38 per share (the “2003 Warrants”). The aggregate purchase price for the Notes and 2003 Warrants was $30,000.

Subject to the terms and conditions of the Note and Warrant Purchase Agreement, the Company issued an aggregate of $30,000 in principal amount of Notes to the Investors on July 18, 2003. As of December 31, 2004, an aggregate principal amount of $30,000 of Notes remained outstanding. Principal on the Notes is payable in a single payment on July 18, 2006. The Notes provide for an annual interest rate of 1.23%, payable in cash quarterly in arrears commencing on October 31, 2003, unless the Company elects to defer payment of such interest and pay it together with the principal amount of the Notes at maturity on July 18, 2006. Pursuant to the terms of the Security Agreement, the Company’s obligations under the Notes are secured by a security interest in a majority of the personal property and assets of the Company and certain of its subsidiaries. Interest expense accrued on the Notes for year ended December 31, 2003 approximated $170. Prior to the due date of the first interest payment, the Company elected to defer all interest payments until further notice.

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

On July 18, 2003, the Company recorded the Note and Warrant transactions in accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” whereby a fair value was ascribed to the 157,894,737 2003 Warrants to be issued to the Investors (related to the Note and Warrant Purchase Agreement) together with the 2,260,909 warrants to be issued to VantagePoint (related to VantagePoint’s increased guarantee under Amendment No. 1 to the Reimbursement Agreement) using a Black-Scholes valuation model with the following assumptions: (i) a risk free interest rate of 2.24% (three-year Treasury rate), (ii) a zero dividend yield, (iii) a three-year life, (iv) an expected volatility of 152%, (v) a warrant option price of $0.38 per share for the 157,894,737 2003 Warrants and $0.4423 per share for the 2,260,909 warrants and (vi) a current market price of $0.83 (the closing price of the Company’s common stock on July 18, 2003) per share. A fair value was ascribed to the Notes using a present value method with a 19% discount rate. The relative fair value of the warrants representing 87% of the combined fair value of the warrants and Notes was applied to the $30,000 proceeds to determine a note discount of approximately $26,063 which was recorded as a reduction to the Notes payable and an increase to additional paid in capital. The note discount is being amortized to interest expense using the “Effective Interest Method” of amortization over the 36 month term of the Notes. For the years ended December 31, 2004, and 2003, approximately $4,954 and $1,266, respectively of this note discount has been amortized to interest expense.

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

On July 18, 2003, in connection with the Note and Warrant Purchase Agreement, the Company, the Investors and certain of the stockholders of the Company entered an Amended and Restated Stockholders Agreement, which provides for rights relating to the election of directors, the registration of the Company’s common stock and certain protective provisions.

A portion of the proceeds from the sale of the Notes and 2003 Warrants was used by the Company to repay certain debt and lease obligations. During 2003, the Company pre-paid approximately $10,200 for the complete repayment of approximately $14,600 of its debt and lease obligations.

On October 7, 2004, the Company closed a financing transaction with Laurus Master Fund, Ltd. (“Laurus”), pursuant to which the Company sold to Laurus convertible notes and a warrant to purchase common stock of the Company. The securities issued to Laurus were a $4,250 Secured Convertible Minimum Borrowing Note (the “MB Note”), a $750 Secured Revolving Note (the “Revolving Note” and, together with the MB Note, the “Laurus Notes”), and a Common Stock Purchase Warrant to purchase 1,143,000 shares of the Company’s common stock (the “Laurus Warrant”). As part of the financing transaction with Laurus, the Company paid Laurus a closing fee of $163. The Laurus Notes are collateralized by a security interest and first priority lien on certain trade accounts receivable.

The Company and Laurus had placed the transactions and funds into escrow on August 31, 2004, pending the Company's procurement of a waiver of certain rights of its Investors, represented by Deutsche Bank Trust Company Americas, the administrative agent to the Investors (“DBTCA”), and agreement from such Investors to subordinate their lien on trade accounts receivable of the Company to the lien granted to Laurus. On October 7, 2004, the Company reached agreement with Laurus and the Investors on subordination terms and the initial financing proceeds of $4,250 were released from escrow, of which $4,024 were deposited into a Company account with DBTCA. The Company's withdrawal and use of such financing proceeds are subject to the prior approval of DB Advisors L.L.C., as advisor to Deutsche Bank, and DBTCA.

The Laurus Notes mature on August 1, 2006. Annual interest on the Laurus Notes is equal to the prime rate (5.25% as of December 31, 2004) published in The Wall Street Journal from time to time, plus two percent, provided, that, such annual rate of interest on the Laurus Notes may not be less than six percent or more than seven percent. Notwithstanding the six percent interest rate floor, the interest rate on the Laurus Notes will be decreased two percent per annum for each 25% increase in the price of the Company’s common stock above $0.28 per share, if, at that time, the Company has on file with the SEC an effective registration statement for the resale of shares of common stock issued or issuable upon conversion of the MB Note and upon exercise of the Laurus Warrant and, if not, the interest rate will be decreased one percent per annum for each 25% increase in the price of the Company’s common stock above $0.28 per share. As of February 4, 2005, the Company has on file with the SEC an effective registration statement for the resale of shares of common stock underlying the MB Note and Laurus Warrant. Any change in the interest rate on the Laurus Notes will be determined on a monthly basis. In no event will the interest rate on the Laurus Notes be less than 0.00%. Interest on the Laurus Notes is payable monthly in arrears on the first day of each month during the term of the Laurus Notes.

The initial fixed conversion price under the Laurus Notes is $0.28 per share. The initial conversion price and the number of shares of the Company’s common stock issuable upon

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

conversion of the each of the Laurus Notes are subject to adjustment in the event that the Company reclassifies, subdivides or combines its outstanding shares of common stock or issues additional shares of its common stock as a dividend on its outstanding shares of common stock. The fixed conversion price is subject to anti-dilution protection adjustments, on a weighted average basis, upon the Company's issuance of additional shares of common stock at a price that is less than the then current fixed conversion price. Subject to certain limitations, Laurus may, at any time, convert the outstanding indebtedness of each of the Laurus Notes into shares of the Company’s common stock at the then applicable conversion price. Subject to certain trading volume and other limitations, the MB Note will automatically convert at the then applicable conversion price into shares of the Company’s common stock if, at any time while an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”), for the resale of the Company’s common stock underlying the MB Note and Laurus Warrant is outstanding, the average closing price of the Company’s common stock for ten consecutive trading days is at least $0.31, subject to certain adjustments. The Revolving Note is potentially convertible into more than $750 worth of the Company’s common stock, depending upon the amount of aggregate borrowings by the Company under the Revolving Note and the amount of conversions by Laurus.

The Laurus Warrant grants Laurus the right to purchase up to 1,143,000 shares of the Company’s common stock at an exercise price of $0.35 per share. On October 7, 2004, the Company also issued a warrant to purchase 178,571 shares of the Company’s common stock at an exercise price of $0.35, and made a cash payment of approximately $38, to TN Capital Equities, Ltd. (“TN”), as compensation for TN having served as the placement agent in the financing transaction with Laurus. The Laurus Warrant and the warrant issued to TN each expire on August 31, 2009. Under the terms of the Minimum Borrowing Note Registration Rights Agreement, Laurus has been afforded certain registration rights with respect to the shares of the Company’s common stock underlying the MB Note and the Laurus Warrant. TN was also afforded piggyback registration rights for the shares of the Company’s common stock underlying the warrant it received. On November 5, 2004, the Company filed with the SEC a preliminary registration statement on Form S-3 covering the potential resale of the shares of common stock underlying the MB Note, Laurus Warrant and the warrant issued to TN. The registration statement was declared effective and the Company filed with the SEC its Rule 424(b) final prospectus on February 4, 2005.

In exchange for agreement by the Investors to subordinate to Laurus their prior lien on certain of the Company’s accounts receivable, the Company issued warrants to the Investors (the “2004 Warrants”), allocated ratably in accordance with the Investors’ interests in the Company's July 2003 note and warrant financing, to purchase up to an aggregate of 19,143,000 shares of common stock. The 2004 Warrants were approved by the Company’s stockholders on February 9, 2005; expire on July 18, 2006; and are exercisable solely in the event of a change of control of the Company where the price paid per share of common stock or the value per share of common stock retained by the Company's common stockholders in any such change of control (the “Change of Control Price”) is less than the then current per share exercise price of the 2003 Warrants. The exercise price of the 2004 Warrants will be calculated at the time of a qualifying change of control of the Company, if any, and will be equal to the Change of Control Price. The Investors have been afforded certain registration rights with regard to the 2004 Warrants. As a condition to the Company's issuance of the 2004 Warrants, the Investors waived any anti-dilution rights to which they might otherwise be entitled under all warrants previously issued to the Investors resulting from the issuance or exercise of the 2004 Warrants. The Company determined

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

that the fair value of the 2004 Warrants is not material and accordingly no modifications to the July 18, 2003, Note and Warrant transaction was required.

The Company determined, in accordance with the guidance of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” that the following derivatives resulted from the Laurus financing transaction described above: (i) the conversion option of the MB Note and (ii) the 1,321,571 warrants issued to Laurus and TN. Accordingly, the Company recorded the fair value of these derivatives approximating $231 as a debt discount and a non-current liability on its consolidated balance sheet. The note discount is being amortized to interest expense using the “Effective Interest Method” of amortization over the 22 month term of the Laurus Note. For the year ended December 31, 2004, approximately $27 of this note discount has been amortized to interest expense. Also, at December 31, 2004 the value of the derivatives were increased by approximately $55 to the then current fair value of approximately $286 with a corresponding charge to other expense. The Company will continue to mark these derivatives to market on a quarterly basis.

7. Commitments and Contingencies

Leases

Rent expense under operating leases was approximately $1,392, $1,480 and $1,460, for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company leases space in several buildings, which are used for office, warehouse and network operations facilities. The Company is obligated under various building leases and capital equipment leases, primarily for its network and computer equipment, which expire at different times through February 2015.

The future minimum annual lease payments under the terms of such non-cancelable leases as of December 31, 2004 are as follows:

	Operating	Capital
	Leases	Leases

2005	$ 788	$ 51
2006	233	-
2007	169	-
2008	14	-
	$ 1,204	$ 51
Less: Amount representing interest		1
Present value of future minimum lease payments		$ 50

In July 2000, the Company entered into a 48-month lease agreement with an equipment vendor to finance the purchase of network equipment. The Company had leased approximately $8,900 under this agreement. In July 2003, the Company paid $2,600 in full settlement of this outstanding capital lease obligation approximating $3,728. The difference between the lease carrying value and the purchase price of the assets, of approximately $1,128, was recorded as a reduction of the carrying value of the assets acquired under the lease obligation. Amounts financed under this lease agreement carried an interest rate of 12% per annum and were secured

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

by the financed equipment. There were no amounts outstanding under this capital lease at December 31, 2004 and 2003.

In addition, during 1999 and 2000, the Company purchased and assumed through acquisition certain equipment and computer software under other capital leases, which are being repaid over periods ranging from 24 months to 60 months at rates ranging from 7.5% to 15%. In the aggregate, there were capital lease obligations of approximately $50 and $155 at December 31, 2004 and 2003, respectively.

Purchase Commitments

The Company has varying purchase commitments with certain service providers that range from one to five years all of which may be cancelled with prior written notice of which some are subject to early termination fees.

Litigation

A lawsuit for wrongful termination of employment was filed against the Company in the Superior Court in New Haven, Connecticut on July 29, 1999 by a former officer who was employed by the Company for less than two months. Plaintiff's claims are based chiefly on his allegation that the Company terminated his employment because he allegedly voiced concerns to senior management about the feasibility of certain aspects of the Company’s business strategy. The plaintiff is principally seeking compensatory damages for wages and unvested stock options. The Company denies the plaintiff’s allegations and believes that his claims are without merit. The Company has been defending the case vigorously and plans to continue to do so.

A lawsuit was filed against the Company in Connecticut State Court in the Judicial District of New Haven on January 15, 2004 by an individual who claims that he was offered a sales manager position at the Company in December 2003 but was deprived of that position at or immediately prior to his initial employment date. The plaintiff’s complaint includes claims for breach of contract, negligent misrepresentation and intentional infliction of emotional distress. The Company denies the plaintiff’s allegations and believes that his claims are without merit. The Company has been defending the case vigorously and plans to continue to do so.

The Company is also a party to certain consolidated legal proceedings along with other competitive local exchange carriers related to regulatory approvals and is subject to state commission, FCC and court decisions related to the interpretation and implementation of the 1996 Telecommunications Act and the interpretation of competitive carrier interconnection agreements in general and the Company’s interconnection agreements in particular. In some cases, the Company may be deemed to be bound by the results of ongoing proceedings of these bodies. The Company, therefore, may participate in proceedings before these regulatory agencies or judicial bodies that may materially adversely affect, and/or allow it to favorably advance, various aspects of its business plan.

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

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

Other Matters

The Company has entered into interconnection agreements with traditional local telephone companies. The agreements generally have terms of one to two years and are subject to certain renewal and termination provisions by either party, generally upon 30 days’ notification. The Company has renewed such agreements beyond their initial terms in the past and anticipates that it will do so in the future. Future interconnection agreements may contain terms and conditions less favorable to the Company than those in its current agreements and could increase the Company’s costs of operations, particularly when there are changes to the federal or state legal requirements applicable to such agreements. The FCC adopted new unbundling rules in August 2003 and again in February 2005 that have not yet been implemented in the Company’s interconnection agreements. These new rules are less favorable in many significant respects than those embodied in the Company’s existing agreements, and are likely to have an impact on the business as early as March 2005.

In certain markets where the Company has not deployed its own equipment, the Company utilizes local facilities from wholesale providers, including Covad, in order to provide service to its end-user customers. These wholesale providers may terminate their service with little or no notice. The failure of Covad or any of the Company’s other wholesale providers to provide acceptable service could have a material adverse effect on the Company’s operations. There can be no assurance that Covad or other wholesale providers will be successful in managing their operations and business plans.

The Company transmits data across its network via transmission facilities that are leased from certain carriers, including Level 3 Communications, Inc. and MCI. The failure of any of the Company’s data transport carriers to provide acceptable service on acceptable terms could have a material adverse effect on the Company’s operations.

8.     Related Party Transactions

On October 7, 2004, in exchange for the agreement by the Investors to subordinate to Laurus their prior lien on the Company’s trade accounts receivable in connection with the closing of the Company’s $5,000 convertible notes and warrant financing with Laurus, the Company issued to the Investors the 2004 Warrants and granted to the Investors certain registration rights under these newly issued warrants. As a further condition to the agreement by the Investors to subordinate to Laurus their prior lien on certain of the Company’s trade accounts receivable, the Company agreed to deposit the proceeds from the Laurus convertible notes and warrant financing into a Company account maintained at DBTCA. The Company’s withdrawal and use of the proceeds of the Laurus convertible notes and warrant financing are subject to the prior approval of DBTCA and of DB Advisors L.L.C., as advisor to Deutsche Bank. As of March 1, 2005, the Company has received approval to withdraw and has received $3,038 of the $4,250 borrowed to date, of which $2,432 was identified as restricted cash at December 31, 2004. As of March 1, 2005, the Company had also received approval to draw down all of the $750 subject to the revolving credit facility with Laurus.

Additionally, certain of the Company’s directors (through their affiliation with the Investors) have direct or indirect interests in the Laurus financing transaction, as follows: (1) director Duncan Davidson is a venture partner with VantagePoint, (2) director James D. Marver is a

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

managing partner of the general partner of the VantagePoint entities, (3) Roderick Glen MacMullin, who resigned from the Company’s Board of Directors on November 19, 2004 and who was a member of the Board at the time of the Laurus financing transaction, was, as of the time period of the Laurus financing, affiliated with Xavier Sussex, LLC, an investment advisory firm that has performed investment advisory services to DB Advisors, L.L.C. (“DB Advisors”), the investment advisor to Deutsche Bank, (4) Roger Ehrenberg, who resigned from the Company’s Board of Directors on September 8, 2004, prior to the closing of the Laurus financing, was a member of the Board during the negotiation and approval of the Laurus financing and during such time was affiliated with DB Advisors, and (5) director William J. Marshall is a principal of RockRidge Capital Partners, Inc., an investment advisory firm that has performed investment advisory services to DB Advisors.

During 2004, VantagePoint converted 20,000 shares of Series X preferred stock into 125,138,082 shares of the Company’s common stock (inclusive of shares of common stock issued in lieu of cash to pay accrued dividends on the Series X preferred stock). As of December 31, 2004, VantagePoint held warrants to purchase approximately 58,112,319 shares of the Company’s common stock. In addition, as of December 31, 2004, VantagePoint owned 93,810,789 shares of the Company’s common stock. Currently, two affiliates (Mr. Marver and Mr. Davidson) and one former affiliate (Mr. Marshall) of VantagePoint are members of the Company’s Board of Directors. Further, Michael Yagemann, a member of the Company’s Board of Directors through July 7, 2004, was also affiliated with VantagePoint.

As of December 31, 2004 and 2003, as a result of the July 2003 $30,000 financing transaction, Deutsche Bank held warrants issued to acquire approximately 118,421,053 shares of the Company’s common stock. Mr. Marshall, one of the Company’s current directors, is affiliated with entities that provide investment advisory services to Deutsche Bank. Further, Messrs. Ehrenberg and MacMullin, who were members of the Company’s Board of Directors until September 8, 2004, and November 19, 2004, respectively, were formerly affiliated with DB Advisors and, in the case of Mr. MacMullin, had provided investment advisory services to DB Advisors through his affiliation with Xavier Sussex, LLC.

  During 2003, the Series Y Investors (including Columbia) converted 14,000 shares of Series Y preferred stock into 35,140,012 shares of the Company’s common stock (including shares issued as dividends) (Note 9). As of December 31, 2003, funds affiliated with one remaining Series Y Investor (Charles River Partnership, L.P.) owned 1,000 shares of Series Y preferred stock which are convertible into approximately 2,260,909 shares of the Company’s common stock (Note 9). These remaining 1,000 shares of Series Y preferred stock were converted into common shares in February, 2004. In addition, resulting from guarantees issued under the Reimbursement Agreement (Note 6), Columbia had warrants to acquire approximately 1,358,025 shares of the Company’s common stock. These warrants were exercised in February 2004. An affiliate of Columbia, Harry Hopper, was a member of the Company's Board of Directors until August 5, 2003.

In January 2002, the Company entered into an Asset Purchase Agreement with Broadslate for the purchase of business broadband customer accounts and certain other assets, including accounts receivables related to the acquired customer accounts, for an adjusted purchase price of approximately $750. Certain of the Company’s stockholders, including investment funds affiliated with Columbia, in the aggregate owned in excess of 10% of the capital stock of

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

Broadslate. Mr. Hopper, an affiliate of Columbia, was a director of Broadslate until February 2002 and a member of the company’s Board of Directors until August 5, 2003.

Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, the Company issued warrants to purchase 10,379,420 shares of its common stock to VantagePoint and warrants to purchase 1,634,473 shares of its common stock to Columbia (Columbia subsequently transferred 445,254 of such warrants to VantagePoint), in consideration for their guarantees aggregating $6,100. The Company issued additional warrants to purchase 767,301 shares of its common stock to VantagePoint and 168,806 shares of its common stock to Columbia during the first quarter of 2003, bringing the total number of warrants issued to 12,950,000. All such warrants are exercisable for ten years at an exercise price of $0.50 per share (Note 6). Prior to the execution of the Reimbursement Agreement, VantagePoint beneficially owned 21,956,063 shares of the Company’s common stock and 20,000 shares of the Company’s Series X preferred stock, which were convertible into 111,111,111 shares of the Company’s common stock, and Columbia owned 15,000 shares of the Company’s Series Y preferred stock, which were convertible into 30,000,000 shares of the Company’s common stock (Note 9). At the time of the transactions described immediately above, Mr. Marver was an affiliate of VantagePoint and a member of the Board of Directors. Mr. Marver remains affiliated with VantagePoint and currently serves on the Board of Directors. Mr. Hopper, an affiliate of the Columbia entities, was a member of the Company’s Board of Directors from December 28, 2001 to August 5, 2003.

On March 5, 2003, the Company and certain of the Guarantors entered into Amendment No. 1 to the Reimbursement Agreement, pursuant to which VP increased its guarantee by $3,000 bringing the aggregate guarantees by all Guarantors under the Reimbursement Agreement, as amended, to $9,100. As consideration for VP’s increased guarantee, if the Company closed an equity financing on or before December 3, 2003, it was authorized to issue VantagePoint additional warrants to purchase the type of equity securities issued by the Company in such equity financing. The number of such additional warrants would be determined by dividing the per share price of such equity securities into a thousand dollars. Accordingly, since the Company closed a financing on July 18, 2003, the Company issued to VantagePoint in December 2003, additional warrants with a three-year life, to purchase 2,260,909 shares of its common stock at a per share price of $0.4423 (Note 6). At the time of these transactions, two of the Company’s Directors, Mr. Marver and Mr. Yagemann, were affiliated with VantagePoint. Mr. Yagemann resigned from the Board of Directors on July 7, 2004. Mr. Marver remains on the Board of Directors.

On July 18, 2003, the Company entered into the Note and Warrant Purchase Agreement (Note 6). VantagePoint participated in the transactions contemplated by the Note and Warrant Purchase Agreement). Two affiliates of VantagePoint (Messrs. Marver and Yagemann) were members of the Company’s Board of Directors. Mr. Yagemann resigned from the Board of Directors on July 7, 2004. Mr. Marver remains on the Board of Directors.

On July 22, 2004, the Company entered into a recapitalization agreement with VantagePoint, pursuant to which all of the then remaining issued and outstanding shares of Series X preferred stock of the Company were converted into shares of the Company’s common stock and 14,000 shares of newly issued Series Z preferred stock of the Company were issued to VantagePoint as an inducement to such conversion (Note 9). During the negotiation and closing of this transaction, two affiliates of VantagePoint (Messrs. Marver and Yagemann) served on the

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

Company’s Board of Directors. Mr. Yagemann resigned from the Board of Directors on July 7, 2004. Mr. Marver remains on the Board of Directors.

9.      Mandatorily Redeemable Convertible Preferred Stock and Stockholders' Equity

Mandatorily Redeemable Convertible Preferred Stock

On November 14, 2001, the Company entered into a purchase agreement with VantagePoint relating to the sale and purchase of up to an aggregate of 20,000 shares of mandatorily redeemable convertible Series X preferred stock of the Company at a purchase price of $1,000 per share (the “Series X Purchase Agreement”). Pursuant to the Series X Purchase Agreement, on November 14, 2001, December 10, 2001 and March 1, 2002 the Company sold an aggregate of 6,000 shares, 4,000 shares and 10,000 shares, respectively, of Series X preferred stock to VantagePoint for total proceeds of $20,000, before direct issuance costs of $189.

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

In the event of the liquidation, dissolution or winding up of the Company, the holders of the Series X preferred stock shall be entitled to $1,000 per share plus all unpaid accrued dividends (whether or not declared), on parity with holders of the Series Y preferred stock (discussed below). Remaining assets, if any, shall be distributed to the holders of Series X preferred stock, Series Y preferred stock, common stock and any other class or series of the Company’s capital stock that is not limited to a fixed sum or percentage of assets, on a pro rata basis assuming full conversion into the Company’s common stock of all preferred stock. Unless a majority of the holders of the then outstanding Series X preferred stock elect otherwise, (i) an acquisition, merger or consolidation which results in a majority ownership change or (ii) the sale of all or substantially all of the assets of the Company (i.e., a “change in control”) shall be deemed to be a liquidation of the Company.

At the option of the holders of the Series X preferred stock, each share of Series X preferred stock may be converted at any time, into approximately 5,555.56 shares of common stock, which shall be adjusted for certain subsequent dilutive issuances and stock splits. Since the conversion option price was less than the market price of the Company’s common stock on the date the Series X Purchase Agreement was signed (“the Series X commitment date”), the Company has recorded a Beneficial Conversion Feature (“BCF”) by a reduction (discount) to Preferred Stock in accordance with the guidance under EITF 00-27. The BCF was determined using the intrinsic value method which is defined as the “accounting conversion price” less the quoted market price of the common stock on the Series X commitment date multiplied by the number of common shares into which the preferred stock converts; however, the BCF recognized was limited to the net proceeds received from the issuance of the Series X preferred stock. The BCF is accreted from the Preferred Stock issuance dates to the redemption date of July 18, 2006. The accreted BCF is included in the calculation of net loss applicable to common stockholders.

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

The Series X preferred stock shall automatically convert into common stock upon the close of business on the date on which the closing sale price of the Company’s common stock has exceeded $2.50 per share (as adjusted for any stock splits, stock dividends, recapitalizations or the like) for a period of 45 consecutive trading days beginning after May 13, 2002.

The Series X preferred stock has voting rights similar to common stock based on the number of shares into which such Series X preferred stock is initially convertible. So long as at least 50% of the Series X preferred stock issued pursuant to the Series X Purchase Agreement remains outstanding, the holders of the Company’s Series X preferred stock shall have the right to elect a majority of the members of the Company’s Board of Directors. In addition, so long as at least 25% of the Series X preferred stock issued pursuant to the Series X Purchase Agreement remains outstanding, the holders of the Company’s Series X preferred stock shall have the right to vote as a separate class with respect to the approval of (i) the authorization or issuance, or obligation to issue, any equity-related security having rights, preferences or privileges senior to or, during the six-month period commencing December 28, 2001, on parity with, to the Series X preferred stock, (ii) any alteration or change to the rights, preferences or privileges of the Series X preferred stock or (iii) any reclassification of the Series X preferred stock. The Series X preferred stock is redeemable, on parity with the Series Y preferred stock (discussed below), at the option of the holders of a majority of the then outstanding shares of Series X preferred stock at any time on or after January 1, 2005 (which date was subsequently extended to July 18, 2006, as discussed below) at a price equal to $1,000 per share plus all unpaid accrued dividends (whether or not declared).

On December 24, 2001, the Company entered into a purchase agreement with Columbia Capital Equity Partners III (QP), L.P., Columbia Capital Equity Partners II (QP), L.P., The Lafayette Investment Fund, L.P., Charles River Partnership X, A Limited Partnership and N.I.G. - Broadslate, Ltd. (the “Series Y Investors”) relating to the sale and purchase of up to an aggregate of 15,000 shares of Series Y Preferred Stock of the Company at a purchase price of $1,000 per share (the “Series Y Purchase Agreement”). Subject to the terms and conditions of the Series Y Purchase Agreement, on December 28, 2001, the Company sold an aggregate of 6,469 shares of Series Y preferred stock to the Series Y Investors for an aggregate purchase price of $6,469, before direct issuance costs of $300. In addition, on December 28, 2001, the Company issued promissory notes to the Series Y Investors in the aggregate principal amount of $3,531 in exchange for proceeds of $3,531 (Note 6). The promissory notes provided for an annual interest rate of 12%. On May 29, 2002, in accordance with the terms of the Series Y Purchase Agreement, the Company sold 8,531 additional shares of Series Y preferred stock for net proceeds of $5,000 in cash and delivered the promissory notes for cancellation. All accrued interest of approximately $145 on the promissory notes was forgiven.

The holders of Series Y preferred stock are entitled to receive cumulative dividends of 12% per year ($120.00 per share per annum) when and as declared by the Company’s Board of Directors. All such dividends accrue monthly and are payable in cash, except in the case of the conversion of the Series Y preferred stock into common stock, dividends may be paid, at the sole option of the Company, in shares of common stock. Notwithstanding the foregoing, accrued but unpaid dividends are payable upon the earliest to occur of (i) the liquidation, dissolution, winding up or change of control (as described below) of the Company, (ii) the conversion of the Series Y preferred stock into common stock and (iii) the redemption of the Series Y preferred stock.

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

In the event of the liquidation, dissolution or winding up of the Company, the holders of Series Y preferred stock are entitled to receive $1,000 per share plus all unpaid accrued dividends (whether or not declared) in parity with the holders of the Company's Series X preferred stock. Remaining assets, if any, shall be distributed to the holders of Series X preferred stock, Series Y preferred stock, common stock and any other class or series of the Company’s capital stock that is not limited to a fixed sum or percentage of assets on a pro rata basis, assuming full conversion into the Company’s common stock of all Preferred Stock. Unless a majority of the holders of the then outstanding Series Y preferred stock elect otherwise, (i) an acquisition, merger or consolidation of the Company which results in a majority ownership change or (ii) the sale of all or substantially all of the assets of the Company (i.e., a “change in control”) shall be deemed to be a liquidation of the Company.

In May 2002, the Company's certificate of incorporation was amended to, among other things, increase the number of authorized shares of common stock to 400,000,000. Subsequent to this increase in the authorized shares, at the option of the holders of the Series Y preferred stock, each share of Series Y preferred stock may be converted into 2,000 shares of common stock, subject to adjustment for certain subsequent dilutive issuances and stock splits (adjusted to 2,260.9 shares of common stock on July 18, 2003, as discussed below). Since the conversion option price was less than the market price of the Company’s common stock on the dates the Series Y commitments occurred, the Company has recorded a BCF by a reduction (discount) to Preferred Stock in accordance with the guidance under EITF 00-27. The BCF was determined using the intrinsic value method which is defined as the “accounting conversion price” less the quoted market price of the common stock on the Series Y commitment dates multiplied by the number of common shares into which the preferred stock converts; however, the BCF recognized was limited to the net proceeds received from the issuance of the Series Y preferred stock. The BCF is accreted from the Preferred Stock issuance dates to the redemption date of July 18, 2006. The accreted BCF is included in the calculation of net loss applicable to common stockholders.

The Series Y preferred stock automatically converts into common stock upon the close of business on the date on which the closing sale price of the common stock has exceeded $2.50 per share (as adjusted for any stock splits, stock dividends, recapitalizations or the like) for a period of 45 consecutive days commencing on or after June 26, 2002.

Each share of Series Y preferred stock has the right to 978.5 votes and, except as otherwise provided in the Company's certificate of incorporation or required by law, votes together with all other classes and series of capital stock of the Company as a single class on all actions to be taken by all holders of the Company’s stock. So long as at least 25% of the Series Y preferred stock issued pursuant to the Series Y Purchase Agreement remains outstanding, the holders of the Company’s Series Y preferred stock have the right to vote as a separate class with respect to the approval of (i) the authorization or issuance, or obligation to issue, any equity-related security having rights, preferences or privileges senior to or, during the six-month period commencing December 28, 2001, on parity with, the Series Y preferred stock, (ii) any alteration or change to the rights, preferences or privileges of the Series Y preferred stock or (iii) any reclassification of the Series Y preferred stock.

The Series Y preferred stock is redeemable, on parity with the Series X preferred stock and any other class or series of the Company’s capital stock entitled to redemption that is on parity with the Series X preferred stock, at the option of a majority of the holders of the then outstanding shares of Series Y preferred stock at any time on or after July 18, 2006, at a price

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

equal to $1,000 per share plus all unpaid accrued dividends (whether or not declared).

In connection with the Series Y Purchase Agreement, the holders of the Series Y preferred stock and the Series X preferred stock entered into voting agreements which obligated them to vote in favor of the required transactions contemplated by the Series Y Purchase Agreement and related matters. In addition, a stockholders agreement, as amended, among the Company, the holders of the Series X preferred stock and the holders of the Series Y preferred stock provides for rights relating to election of directors, the registration of the Company’s common stock issuable upon conversion of the Series X and Series Y preferred stock and certain protective provisions.

Due to the effects of the Company’s $30,000 debt financing issued with warrants to purchase common stock at $0.38 per share (Note 6) on July18, 2003, the Series Y conversion price was adjusted from $0.50 per share (each share of Series Y preferred stock was convertible into 2,000 shares of common stock) to $0.4423 per share (each share of Series Y preferred stock is convertible into approximately 2,260.9 shares of common stock) in accordance with certain anti-dilution provisions of the Series Y preferred stock. Accordingly, the Company recorded an additional BCF. In addition, the Company and holders of a majority of the Series X preferred stock and Series Y preferred stock agreed to extend the redemption dates of the Series X preferred stock and Series Y preferred stock from January 1, 2005 to July 18, 2006.

In the third quarter of 2003, 88 shares of Series Y preferred stock were converted into 176,000 shares of the Company’s common stock at a conversion price of $0.50 per share and, in accordance with the terms of the Series Y preferred stock, the Company elected to pay accrued dividends approximating $11 by issuing 22,431 shares of its common stock, based on an average fair market value for the ten days preceding conversion of approximately $0.51 per share.

Also in the third quarter of 2003, 9,862 shares of Series Y preferred stock were converted into 22,297,079 shares of the Company’s common stock at a conversion price of $0.4423 per share and, in accordance with the terms of the Series Y preferred stock, the Company elected to pay accrued dividends approximating $1,781 by issuing 2,423,465 shares of its common stock, based on average fair market values for the ten days preceding each conversion, ranging between approximately $0.70 per share and $0.74 per share.

As a result of the third quarter conversions of 9,950 shares of Series Y preferred stock, the Company was required to accelerate the unaccreted BCF related to such shares, which amounted to an additional $4,724 of preferred stock accretion charged in the third quarter of 2003.

In December 2003, 4,050 shares of Series Y preferred stock were converted into 9,156,680 shares of the Company’s common stock at a conversion price of $0.4423 per share and, in accordance with the terms of the Series Y preferred stock, the Company elected to pay accrued dividends approximating $729 by issuing 1,064,359 shares of its common stock, based on average fair market values for the ten days preceding each conversion, ranging between approximately $0.68 per share and $0.69 per share.

As a result of the fourth quarter conversions of 4,050 shares of Series Y preferred stock, the Company was required to accelerate the unaccreted BCF related to such shares, which amounted to an additional $1,699 of preferred stock accretion charged in the fourth quarter of 2003.

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

In January 2004, VantagePoint converted 6,000 shares of Series X preferred stock into 33,333,333 shares of the Company’s common stock at a conversion price of $0.18 per share and, in accordance with the terms of the Series X preferred stock, the Company elected to pay accrued dividends approximating $1,560 by issuing 2,316,832 shares of its common stock, calculated based on the average fair market value for the ten days preceding the conversion of $0.67 per share.

In February 2004, the Series Y Investors converted the remaining 1,000 shares of Series Y preferred stock into 2,260,910 shares of the Company’s common stock at a conversion price of $0.4423 per share and, in accordance with the terms of the Series Y preferred stock, the Company elected to pay accrued dividends approximating $221 by issuing 309,864 shares of its common stock, calculated based on the average fair market value for the ten days preceding the conversion of $0.71 per share.

As a result of the above described conversions of 6,000 shares of Series X preferred stock and 1,000 shares of Series Y preferred stock in 2004, the Company was required to accelerate the unaccreted beneficial conversion feature related to such shares, which amounted to an additional $2,850 of preferred stock accretion charged in the first quarter of 2004.

On July 22, 2004, the Company entered into a Recapitalization Agreement with VantagePoint, the holder of all of the then remaining issued and outstanding shares of Series X preferred stock (the “Recapitalization Agreement”). In accordance with the Recapitalization Agreement, the remaining 14,000 shares of Series X preferred stock were converted into 77,777,775 shares of the Company’s common stock at a conversion price of $0.18 per share and, in accordance with the terms of the Series X preferred stock, the Company elected to pay accrued dividends approximating $4,040 by issuing an additional 11,710,142 shares of its common stock at a per share price of $0.345, calculated based on the average fair market value for the ten days ending three days preceding the conversion. As a result of these conversions, the Company was required to accelerate the unaccreted beneficial conversion feature related to such converted shares, which resulted in $4,812 of preferred stock accretion charged in the third quarter of 2004.

For the year ended December 31, 2004, there was $7,662 of additional preferred stock accretion related to the conversion of 20,000 shares of Series X preferred stock and the conversion of 1,000 shares of Series Y preferred stock.

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

The Series X preferred stock and Series Y preferred stock activity for the years ended December 31, 2004, 2003 and 2002, is summarized as follows:

	Mandatorily Redeemable Convertible Preferred Stock
	Series X		Series Y
	Shares	Amount	Shares	Amount

Balance December 31, 2001	10,000	$436	6,469	$35

Issuance of shares	10,000	$10,000	8,531	$8,531

Discount on Series X and Y Preferred Stock resulting from a beneficial conversion feature, net of issuance costs		(10,000)		(8,531)
Accrued dividends on Series X and Y Preferred Stock		2,200		1,373

Accretion of beneficial conversion feature of Series X and Y Preferred Stock		6,105		3,973
Balance December 31, 2002	20,000	$8,741	15,000	$5,381

Conversion of Series Y Preferred Stock to Common stock			(14,000)	$(14,000)

Payment of dividends on converted Series Y Preferred Stock				(2,522)

Accrued dividends on Series X and Y Preferred Stock		2,345		1,353

Accretion of beneficial conversion feature of Series X and Y Preferred Stock		5,145		9,182

Preferred Stock reclassification		-		1,394
Balance December 31, 2003	20,000	$16,231	1,000	$788

Conversion Series X and Y Preferred Stock to common stock	(20,000)	$(20,000)	(1,000)	$(1,000)

Accrued dividends on Series X and Y Preferred Stock		940		10

Payment of dividends on converted Series X and Y Preferred Stock		(5,600)		(221)

Accretion of beneficial conversion feature of Series X and Y Preferred Stock		8,429		423

Balance December 31, 2004	-	$-	-	$-

In accordance with the above described Recapitalization Agreement, the Company issued to VantagePoint 14,000 shares of Series Z preferred stock, with a liquidation preference of up to $1,120

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

per share ($15,680 in the aggregate) and a total fair value of $2,630 (further discussed below). The Series Z preferred stock was issued to VantagePoint in the recapitalization to induce them to convert their remaining 14,000 shares of Series X preferred stock and to preserve, for a period up to four years, VantagePoint’s liquidation preference rights, which would otherwise have terminated upon such conversion. VantagePoint will have the right to a liquidation preference on the shares of Series Z preferred stock it holds in the event of any liquidation, dissolution or winding up of the Company (including a transaction approved in advance by the board of directors of the Company for: (i) the sale of the Company to another entity in a reorganization, merger, consolidation or otherwise, if following such transaction or series of transactions the holders of the outstanding voting power of the Company prior to such transaction would own less than a majority of the voting power of the surviving entity or (ii) the sale of substantially all of the assets of the Company). The Series Z preferred stock does not contain any conversion or mandatory redemption provisions, nor does it have any special dividend or special voting rights. The Series Z preferred stock’s liquidation preference will be eliminated, and the shares of Series Z preferred stock cancelled, on July 18, 2008. In addition, the liquidation preference amount shall be reduced upon the occurrence of the following events:

•
if the Company is subject to a petition under the U.S. Bankruptcy Code and sells all or substantially all of its assets other than in a transaction of series of transactions in which the business of the Company is acquired by a third party as a business and VantagePoint has sold more than 39 million shares, but less than 58 million shares, of the Company’s common stock issued in connection with the transactions contemplated by the recapitalization agreement, then the liquidation preference shall be reduced to $8,680 in the aggregate; and

•	upon the first of any of the following, the liquidation preference shall be reduced to $0 in the aggregate and the Series Z Preferred Stock shall be cancelled:

▪	July 18, 2008;
▪
the Company is subject to a petition under the U.S. Bankruptcy Code and sells in or pursuant to such proceeding all or substantially all of its assets and VantagePoint has sold more than 58 million shares of the Company’s common stock issued in connection with the transactions contemplated by the recapitalization agreement;

▪	VantagePoint owns more than 50% of the Company’s common stock; or
▪	the Company’s common stock closes above $1.50 per share for 45 consecutive trading days.

The Company has recorded the $2,630 fair value of Series Z preferred stock in the equity section of its statement of financial position, and included that amount as a charge in the calculation of net loss applicable to common stockholders.

The fair value of the Series Z preferred stock of $2,630 was determined based on a number of factors including, but not limited to: (i) review of the Recapitalization Agreement and the Certificate of Designation of the Series Z Preferred Stock, (ii) consideration of the Company’s historical financial results, (iii) review of certain criteria for similar companies obtained from published sources, and (iv) the use of probability analyses.

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

Common Stock Transactions

During 2004, the Company issued 127,708,856 shares of its common stock upon conversion of 20,000 shares and 1,000 shares of Series X and Series Y convertible preferred stock, respectively, including common stock issued for accrued but unpaid dividends (discussed above), 39,911 shares of its common stock upon exercise of vested stock options, and 8,836 shares of its common stock for shares purchased under its employee stock purchase plan (discussed below). Also in February 2004, the company issued 413,160 shares of its common stock in a cashless exercise of 1,358,025 warrants owned by Columbia.

During 2003, the Company issued 35,140,012 shares of its common stock upon conversion of 14,000 shares of Series Y preferred stock (discussed above), 5,363,763 shares of its common stock upon exercise of vested stock options, and 15,380 shares of its common stock for shares purchased under its employee stock purchase plan (discussed below).

Common Stock Reserved

The Company has reserved shares of common stock as follows:

	December 31,
	2004	2003
1999 Stock Plan	5,745,919	7,590,328
2001 Stock Plan	24,886,823	42,455,038
VISI Stock Option Plans	19,192	560,364
Kirby Pickle Stock Option Plan	10,000,000	-
1999 Employee Stock Purchase Plan	206,660	215,496
Stock Warrants	192,212,192	173,105,646
Convertible Minimum Borrowing Note	15,178,571	-
Series X Redeemable Convertible Preferred Stock	-	111,111,111
Series Y Redeemable Convertible Preferred Stock	-	2,260,909
Total	248,249,357	337,298,892

Stock Warrants

On October 7, 2004, in exchange for agreement by the Investors to subordinate to Laurus their prior lien on certain of the Company’s accounts receivable, the Company issued the 2004 Warrants to the Investors, allocated ratably in accordance with the Investors’ interests in the Company's July 2003 note and warrant financing, which warrants provide for the purchase of up to an aggregate of 19,143,000 shares of common stock (Note 6). The 2004 Warrants expire on July 18, 2006 and are exercisable solely in the event of a qualifying change of control of the Company at Change of Control Price. The exercise price of the 2004 Warrants will be calculated at the time of a qualifying change of control of the Company, if any, and will be equal to the Change of Control Price. The Investors have been afforded certain registration rights with regard to the 2004 Warrants. As a condition to the Company's issuance of the 2004 Warrants, the Investors waived any anti-dilution rights to which they might otherwise be entitled under all warrants previously issued to the Investors resulting from the issuance or exercise of the 2004 Warrants.

Also on October 7, 2004, as part of the Laurus financing, the Company issued a warrant to Laurus to purchase up to 1,143,000 shares of the Company’s common stock at an exercise price

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

of $0.35 per share. The Company also issued a warrant to purchase 178,571 shares of the Company’s common stock, at an exercise price of $0.35 per share, to TN, as compensation for TN’s having served as the placement agent in the financing transaction with Laurus. The Laurus Warrant and the warrant issued to TN each expire on August 31, 2009 (Note 6).

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

In July 2003, pursuant to the Note and Warrant Purchase Agreement, the Company issued to Deutsche Bank and VantagePoint, warrants to purchase 157,894,737 shares of its common stock. All such warrants have a three-year life and an exercise price of $0.38 per share (Note 6).

In November 2003, warrants owned by VantagePoint to purchase 83,314 shares of the Company’s common stock expired and accordingly, were cancelled.

At December 31, 2004 and 2003, the Company had outstanding warrants to purchase 192,212,192 and 173,105,646 shares of common stock, respectively.

10.     Income Taxes

An income tax provision has not been recorded for the years ended December 31, 2004, 2003 and 2002, because the Company generated net operating losses for those respective years.

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

The Company's gross deferred tax assets and liabilities were comprised of the following:

	December 31,
	2004	2003	2002

Gross deferred tax asset:
Net operating loss carryforwards	$122,014	$111,175	$98,956
Depreciation	-	195	-
Other	5,636	6,189	6,197
Gross deferred tax assets	127,650	117,559	105,153

Gross deferred tax liability:
Depreciation	1,227	-	765
Other	596	863	513
Gross deferred tax liabilities	1,823	863	1,278

Net deferred tax assets	125,827	116,696	103,875
Valuation allowance	(125,827)	(116,696)	(103,875)
Net deferred taxes	$-	$-	$-

A full valuation allowance is recorded against the net deferred tax assets because management believes it is more likely than not that these assets will not be realized. If future profitability is achieved, a significant portion of the net deferred tax assets may not be available to offset future income tax liabilities.

At December 31, 2004 and 2003, the Company had approximately $313,074 and $282,200 of federal and state net operating loss carryforwards, respectively. Of this amount, approximately $6,000 relates to stock-based compensation deductions which, when realized, will be accounted for as a credit to additional paid-in-capital rather than a reduction to the income tax provision. The federal net operating loss carryforwards begin to expire in 2019 and the state net operating loss carryforwards began to expire in 2004. A significant portion of the net operating loss carryforwards may be subject to limitations under the U.S. federal income tax laws due to changes in the capital structure of the Company.

The provision for (benefit from) income taxes reconciles to the statutory federal tax rate as follows:

	December 31,
	2004	2003	2002

Statutory federal tax rate	(34.00)%	(34.00)%	(34.00)%
State income tax, net of federal benefit	(4.96)	(4.62)	(4.97)
Permanent differences	0.06	2.39	0.04
Deferred tax state rate change	0.00	0.00	8.27
Deferred tax asset valuation allowance	38.90	36.23	30.66
Effective federal tax rate	-%	-%	-%

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

11.     Research and Development Expenditure Credits

In March 2002, the Company filed an application with the Connecticut Department of Revenue Services for research and development expenditure credits for the 1999 and 2000 calendar years. The credits were approved as a reduction against the Connecticut corporation business tax. With regard to credits approved for the 2000 calendar year, the Company was entitled to elect a cash refund at 65 percent of the approved credit. The Company elected to receive the 2000 calendar year credit as a cash refund of approximately $1,301. The 1999 calendar year credit of approximately $671 is available as a carry forward to offset future State of Connecticut corporation business taxes. In July 2002, the Company received the first installment of the cash refund pertaining to the 2000 calendar year of approximately $1,000. Upon receipt of the research and development credits, the Company was obligated to pay approximately $402 to a professional service provider as a result of a contingent fee arrangement for professional services in connection with obtaining such credits. In 2003 and 2004, the Company received the second and third installments of approximately $150 and $151, respectively.

For the years ended December 31, 2004, 2003 and 2002, the Company recorded the approximate $151, $150 and $1,000 refunds, respectively, as a reduction in its state corporate franchise tax expenses which are included in general and administrative expenses. The approximate $402 related professional services fee was recorded in general and administrative expenses during 2002.

12.     Incentive Stock Award Plans

Employee Stock Option Plan

In February 2005, the Company further amended the Amended and Restated 2001 Stock Option and Incentive Plan (the “2001 Plan”) to (i) increase the number of shares of common stock authorized under the 2001 Stock Plan to a total of 65,000,000, and to (ii) increase the number of options that may be issued to an employee in any calendar year from 5,000,000 shares to 8,000,000 shares.

Options granted to employees under the Company’s Amended and Restated 1999 Stock Plan (the “1999 Plan”) and the 2001 Stock Plan generally vest, at the discretion of the Board of Directors, either at (i) 25% after one year, then ratably over the next thirty-six months, or (ii) 16% after six months and a day, then ratably over the next thirty months. Once vested, the options under both plans are exercisable for ten years from the date of grant.

In conjunction with the acquisition of Vector Internet Services, Inc. (“VISI”), the Company also assumed all of the then outstanding options issued under the VISI 1997 and 1999 Stock Option Plans (together with the 1999 Plan and the 2001 Plan, the “Plans”), which became fully vested options to purchase an aggregate of 898,926 shares of common stock. No additional options will be granted by the Company under the VISI stock option plans. The VISI options were valued at $6,654 at the time of the acquisition.

In April 2004, as authorized by the Company’s Board of Directors, the Company entered into an employment agreement and related stock option agreement with Kirby G. Pickle, the Company’s new chief executive officer. Under the stock option agreement for Mr. Pickle (the

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

“Kirby Pickle Stock Plan”), an option to purchase a total of 10,000,000 shares of the Company’s common stock was granted to Mr. Pickle as an inducement to his employment with the Company. Options granted under the Kirby Pickle Stock Plan vest approximately 16.6% on the date six months following the grant date, and thereafter vest ratably on a monthly basis over the next thirty months. Once vested, the options are exercisable at an exercise price of $0.48 per share for ten years from the date of the grant.

A summary of activity under the Plans for the years ended December 31, 2002, 2003 and 2004 is as follows:

		Weighted Average
	Number of	Fair	Exercise
	Shares	Value	Price

Outstanding at December 31, 2001	13,877,394

Granted	10,891,500	$0.25	$0.29
Exercised	(64,433)		$0.14
Cancelled	(827,457)		$3.47

Outstanding at December 31, 2002	23,877,004

Granted	1,463,000	$0.47	$0.56
Exercised	(5,363,763)		$0.43
Cancelled	(1,304,475)		$1.41

Outstanding at December 31, 2003	18,671,766

Granted	31,950,000	$0.51	$0.64
Exercised	39,911		$0.29
Cancelled	9,929,922		$0.85

Outstanding at December 31, 2004	40,651,934

The following summarizes the outstanding and exercisable options under the Plans as of December 31, 2004, 2003 and 2002:

	Options Outstanding			Options Exercisable

		Weighted Avg.
		Remaining Life	Weighted Avg.		Weighted Avg.
Exercise Price	Number	(in years)	Exercise Price	Number	Exercise Price

12/31/04
$0.02-0.49	17,807,444	7.7	$ 0.40	7,558,901	$ 0.34
$0.49-1.05	19,148,341	7.7	$ 0.58	8,243,953	$ 0.60
$1.05-2.07	1,379,692	6.9	$ 1.10	1,374,627	$ 1.10
$2.07-5.19	1,963,124	5.4	$ 2.80	1,953,852	$ 2.80
$5.19-7.78	171,833	4.6	$ 6.89	171,833	$ 6.89
$7.78-10.37	80,000	0.2	$ 8.38	80,000	$ 8.38
$10.37-12.96	91,000	5.3	$11.94	91,000	$11.94
$12.96-15.56	8,500	2.7	$14.52	8,500	$14.52
$15.56-$25.94	2,000	5.0	$22.34	2,000	$22.34
	40,651,934	7.5	$ 0.70	19,484,666	$ 0.90

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

12/31/03
$0.02-0.49	8,026,838	8.5	$ 0.29	2,752,783	$ 0.28
$0.49-1.05	5,953,181	8.2	$ 0.62	2,653,537	$ 0.64
$1.05-2.07	1,799,475	6.9	$ 1.24	1,339,411	$ 1.29
$2.07-5.19	2,314,069	6.8	$ 2.87	1,868,464	$ 2.87
$5.19-7.78	325,745	6.3	$ 6.76	294,496	$ 6.77
$7.78-10.37	81,000	5.8	$ 8.38	81,000	$ 8.38
$10.37-12.96	103,000	6.3	$11.94	94,725	$11.94
$12.96-15.56	62,458	6.0	$14.79	61,213	$14.80
$15.56-$25.94	6,000	6.1	$21.50	5,874	$21.44
	18,671,766	8.0	$ 1.07	9,151,503	$ 1.57

12/31/02
$0.02-0.49	11,382,076	9.2	$ 0.28	927,605	$ 0.22
$0.49-1.05	7,511,060	8.5	$ 0.62	3,152,807	$ 0.61
$1.05-2.07	1,864,473	7.8	$ 1.25	941,417	$ 1.40
$2.07-5.19	2,449,597	7.7	$ 2.88	1,436,678	$ 2.89
$5.19-7.78	387,432	7.2	$ 6.74	258,784	$ 6.76
$7.78-10.37	83,000	6.6	$ 8.40	82,352	$ 8.40
$10.37-12.96	104,000	7.3	$11.94	69,641	$11.94
$12.96-15.56	82,200	6.0	$14.65	59,686	$14.66
$15.56-$25.94	13,166	3.4	$20.25	9,994	$20.13
	23,877,004	8.7	$ 0.98	6,938,964	$ 1.72

The estimated fair value at date of grant for options granted for the year ended December 31, 2004, ranged from $0.18 to $0.71 per share, for the year ended December 31, 2003, ranged from $0.49 to $0.69, and for the year ended December 31, 2002, ranged from $0.25 to $0.94 per share. The minimum value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

	December 31,
	2004	2003	2002

Risk free interest rate	1.96%-3.67%	2.15%-3.06%	2.49%-4.42%
Expected dividend yield	None	None	None
Expected life of option	3-4 years	3-4 years	3 years
Expected volatility	134 - 145%	152%	152%

As additional options are expected to be granted in future years, and the options vest over several years, the above pro forma results are not necessarily indicative of future pro forma results.

The Company records deferred compensation when common stock options and shares of restricted stock are granted with an exercise price below estimated fair value. Deferred compensation is recognized to compensation expense generally over the vesting period. Unvested options for terminated employees are cancelled and the value of such options are recorded as a reduction of deferred compensation with an offset to additional-paid-in-capital. Stock compensation expense totaled approximately $0, $438 and $1,228, for the years ended December 31, 2004, 2003 and 2002, respectively.

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

During the years ended December 31, 2004, 2003 and 2002, the Company issued 8,836, 15,380 and 14,000 shares of its common stock, respectively, under the plan.

13. Employee Savings Plan 401(k)

On April 1, 2000, the Company started a 401(k) savings plan under which it matches employee contributions at 50% up to the first 4% of their contribution. Employees may elect to participate in the plan bi-annually on the enrollment dates provided they have been employees for at least ninety days. Employees participating in the plan may chose from a portfolio of investments, with the Company’s match having the same investment distribution as the employees’ election. The Company’s contribution to the 401(k) plan during the years ended December 31, 2004, 2003 and 2002 was $110, $166 and $140, respectively.

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

14. Accrued Liabilities

Accrued liabilities included the following:

	December 31,
	2004	2003

Taxes payable - other than income taxes	$906	$1,828
Accrued telecommunication expenses	531	3,886
Accrued restructuring expenses	-	540
Other accrued liabilities	1,022	1,275
Total	$2,459	$7,529

The decrease in accrued telecommunications expenses between December 31, 2004 and 2003 of approximately $3,355 was primarily attributable to payments during 2004 of telecommunications expenses related to the Company’s operation of the NAS Assets.

15. Restructuring and Impairments

During the year ended December 31, 2004, the Company charged approximately $540 against the restructuring reserve related to facilities expense associated with the Company’s vacated office space in Santa Cruz, California. The lease on that facility expired in December of 2004 and the restructuring reserve balance was $0 at December 31, 2004.

During the year ended December 31, 2003, the Company increased its reserve for vacated facilities by approximately $252 as a sublet tenant vacated its Santa Cruz facility and no additional sublets were anticipated. The Company also charged approximately $647 against its restructuring reserves; of which, approximately $315 related to payment of certain termination fees associated with the closure of certain central offices during 2001, and approximately $332 related to facilities expense associated with the Company’s vacated office space in Santa Cruz, California. At December 31, 2003, the remaining restructuring reserve balance for the leased Santa Cruz facility of approximately $540 was included in accrued liabilities.

During the year ended December 31, 2002, the Company charged approximately $576 against the restructuring reserves pertaining to facilities expense associated with its vacated office space in Santa Cruz, California and the remaining reserve balance at December 31, 2002 of approximately $935 was included in accrued liabilities.

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

The following table summarizes the additions and charges to the restructuring reserve from December 2001 through December 2004, and the remaining reserve balances at December 31, 2004:

	Facility Leases	Central Office Term. Fees	Total

Reserve balance at Dec. 31, 2001	$1,196	$315	$1,511

Charges to the reserve	(576)	-	(576)

Reserve balance at Dec. 31, 2002	620	315	935

Additions to the reserve	252	-	252

Charges to the reserve	(332)	(315)	(647)

Reserve balance at Dec. 31, 2003	540	-	540
Charges to the reserve	(540)	-	(540)

Reserve balance at Dec. 31, 2004	$-	$-	$-

16.     Subsequent Events

In February 2005, upon recommendation of the Board of Directors, the Company’s stockholders approved an amendment to the 2001 Stock Plan to (i) increase the number of shares of common stock authorized under the 2001 Stock Plan to a total of 65,000,000, and to (ii) increase the number of options that may be issued to an employee in any calendar year from 5,000,000 shares to 8,000,000 shares.

In February 2005, the FCC issued its Triennial Review Remand Order (the “TRRO”) and adopted new rules, effective March 11, 2005, governing the unbundling obligations of incumbent local exchange carriers (“ILECs”). Among other things, the TRRO reduces the ILECs’ obligations to provide high-capacity DS1 loops and DS1 and DS3 dedicated transport facilities between certain ILEC wire centers that are deemed to be sufficiently competitive, based upon the number of fiber collocators or the number of business access lines within such wire centers. The TRRO eliminates, over time, the ILECs’ obligations to provide these high-capacity circuits to competitive local exchange carriers (“CLEC”) like the Company at the discounted rates CLECs have historically received under the 1996 Telecommunications Act. Beginning as early as March 2005, the costs for those of the Company’s existing high-capacity circuits impacted by the FCC’s new rules will increase by 15%. By March 10, 2006, the Company will be required to transition those existing facilities to alternative arrangements, such as other competitive facilities or the

DSL.net, Inc.
Notes to Consolidated Financial Statements(continued)
(Dollars in Thousands, Except Per Share Amounts)

higher-priced “special access services” offered by the ILECs. Additionally, subject to any contractual protections the Company may have under its existing interconnection agreements with ILECs, commencing March 11, 2005, the Company will incur the ILECs’ higher “special access” pricing for any new installations of DS1 loops and/or DS1 and DS3 transport facilities in the impacted ILEC wire centers. The Company is currently assessing the potential impact of these price increases on its network operating expense, as well as evaluating network configuration alternatives that may help minimize the impact of these increases.

17.     Selected Unaudited Quarterly Financial Data

The following table depicts selected quarterly unaudited financial data for the years ended December 31, 2004 and 2003.

	Net Revenue	Operating Loss		Net Loss		Preferred Stock Dividends, Accretion and Fair Value Charges		Net Loss Applicable to Common Stockholders		Net Loss Per Share, Basic and Diluted
Q1 2004 Q2 2004 Q3 2004 Q4 2004	$17,820 17,686 16,827 16,116	$(6,156 (4,680 (4,515 (2,650	) ) ) )	$(7,063 (5,824 (5,919 (4,423	) ) ) )	$(3,942) (1,008) (7,482) -		$(11,005 (6,832 (13,401 (4,423	) ) ) )	$(0.08 (0.05 (0.06 (0.02	) ) ) )

Q1 2003 Q2 2003 Q3 2003 Q4 2003	$16,765 18,097 18,227 18,244	$(8,632 (7,890 (5,957 (7,152	) ) ) )	$(9,243 (8,700 (9,111 (7,943	) ) ) )	$(4,061 (4,061 (6,363 (3,540	) ) ) )	$(13,304 (12,761 (15,474 (11,483	) ) ) )	$(0.20 (0.20 (0.22 (0.12	) ) ) )

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company’s two most recent fiscal years.

Item 9A.     Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated the Company’s disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) Changes in Internal Controls

There have been no changes in the Company’s internal controls over financial reporting, or, to the Company’s knowledge, in other factors during the fourth quarter of 2004 that could materially affect these controls, subsequent to the date of evaluation of the Company’s disclosure controls and procedures referred to above.

Item 9B.     Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Occupations of Directors and Officers

Pursuant to the Company’s certificate of incorporation, the Company has three classes of directors, each serving for a three year term. Class III directors were elected at our October 14, 2003 annual meeting of stockholders. One Class I director was elected at the 2004 annual meeting of stockholders held on February 9, 2005, and Class II directors shall be up for election at the 2005 annual meeting of stockholders. Set forth below is information relating to the directors and executive officers as of March 1, 2005:

Name	Age	Position
Kirby G. Pickle	48	Class III Director and Chief Executive Officer
J. Keith Markley	46	President and Chief Operating Officer
Robert J. DeSantis	49	Chief Financial Officer and Treasurer
Marc R. Esterman	40	Vice President - Corporate Affairs, General Counsel and Secretary
Walter R. Keisch	59	Vice President - Finance
Robert B. Hartnett, Jr. (1)(2)(3)	53	Class I Director
Robert G. Gilbertson (1)(2)(3)	63	Class II Director
Paul J. Keeler (1)(2)(3)	60	Class II Director
William J. Marshall	49	Class II Director
James D. Marver	54	Class III Director
Duncan Davison	52	Class III Director

__________________
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

Understandings or Agreements with regard to the Election of Directors.

Under the terms of the second amended and restated stockholders agreement dated July 22, 2004, by and among the Company, VantagePoint and Deutsche Bank, the Board of Directors of the Company shall consist of no more than nine directors unless an increase is required for the Company to comply with its certificate of incorporation or with the rules and regulations relating to director independence of the SEC or any stock market or exchange on which the Company’s common stock is listed. In connection with the election of the directors, VantagePoint and Deutsche Bank have agreed to vote all their shares of the Company’s capital stock for the election to the Company’s Board of Directors of:

•
two (2) designated representatives of VantagePoint, who are currently James D. Marver and Duncan Davidson, for so long as VantagePoint beneficially owns at least 39,000,000 shares of the Company’s common stock;

•	the chief executive officer of the Company, who is currently Kirby G. Pickle;

•
one (1) designated representative of Deutsche Bank, who is currently William J. Marshall, for so long as Deutsche Bank beneficially owns senior secured promissory notes issued in July 2003 with an aggregate principal amount of at least $5,000,000 or at least 26,315,790 shares of common stock issued or issuable upon exercise of the warrants issued in connection with the July 2003 note and warrant financing; and

•
such number of independent directors as shall be necessary to comply with any applicable SEC rules or the regulations of any exchange or market on which shares of the Company’s common stock are then traded, as and to the extent nominated from time to time by the Nominating and Corporate Governance Committee of the Board of Directors of the Company, three (3) of whom are currently Robert G. Gilbertson, Robert B. Hartnett, Jr. and Paul J. Keeler.

Biographical Information of Directors and Executive Officers

Kirby G. Pickle has served as Chief Executive Officer of DSL.net since April 2004 and has been a member of the Board of Directors of DSL.net since June 2004. Mr. Pickle’s telecommunications experience spans more than 25 years and includes senior leadership positions at Fortune 100 companies, startups and restructuring situations. Prior to joining DSL.net, from September 2000 to April 2004, Mr. Pickle served as President and Chief Executive Officer of Velocita Corporation. He is the former President and Chief Operating Officer at business-to-business telecommunications providers Teligent (where he served from February 1996 to April 2000) and, prior to that, UUNet Technologies (where he served from January 1995 to February 1996). In addition, Mr. Pickle was one of the original senior leaders at MFS Communications (where he served in various capacities from 1991-1996), prior to its sale to WorldCom. He also has held senior positions at Sprint (1986-1991), MCI (1986) and AT&T/Bell System (1978-1986).

J. Keith Markley has served as President and Chief Operating Officer of DSL.net since November 2000. From July 1998 to November 2000, Mr. Markley served as President, Eastern Region of Covad Communications, Inc. From June 1997 to June 1998, Mr. Markley served as the General Manager of New England Fiber Communications, Inc., a facilities CLEC that was a joint venture between Brooks Fiber Properties and CMP Communications. From June 1996 to June 1997, Mr. Markley served as the District Manager of Advanced Radio Telecommunications, Inc., a wireless broadband communications company.

From June 1994 to June 1996, Mr. Markley was a Principal and Consultant for Connecticut Research, a strategic and management consulting company.

Robert J. DeSantis has served as Chief Financial Officer of DSL.net since December 2001 and as Treasurer since May 2002. From November 2000 to June 2001, Mr. DeSantis served as Executive Vice President of Tellium, Inc. From January 1986 to October 2000, Mr. DeSantis served in various positions at Citizens Communications, most recently as Chief Financial Officer, Vice President and Treasurer.

Marc R. Esterman has served as Vice President - Corporate Affairs, General Counsel and Secretary for DSL.net since December 2003. Prior to being named to his current position in December 2003, Mr. Esterman served as Vice President - Corporate Affairs and Associate General Counsel of DSL.net from May 2003 to December 2003, and as Associate General Counsel of DSL.net from June 2000 to May 2003. From 1990 until 2000, Mr. Esterman worked in private practice as a corporate attorney with the law firms of Cummings and Lockwood, from March 1996 - June 2000, and Winthrop, Stimson, Putnam & Roberts, from September 1990 - March 1996.

Walter Keisch has served as Vice President - Finance of DSL.net since March 2001. From January to March 2001, he served as DSL.net’s Corporate Controller. From July 2000 through December 2000, Mr. Keisch served as Chief Financial Officer for a start-up e-business unit of GE Capital Real Estate. From December 1997 to October 1999 he served as Vice President of Finance, Chief Financial Officer and Secretary for E-Sync Networks, Inc., an e-business service provider. From February 1990 to July 1997, he served as Controller at Textron Lycoming/Allied Signal Aerospace, Engines Division.

Robert B. Hartnett, Jr. has served as a director of DSL.net since May 2002. Currently, Mr. Hartnett is a private investor. From April 2002 until August 2004, he served as the Chairman of the Board of Directors and Chief Executive Officer of Blue Ridge Networks, a privately held Internet security company. Mr. Hartnett was President of Business Markets at Worldcom and Chief Executive Officer of UUNET from July 2000 until April 2001. Previously, Mr. Hartnett was President of global accounts at MCI Worldcom from August 1998 to June 2000. Prior to its merger with Worldcom in 1998, Mr. Hartnett was President of business sales and service at MCI Communications.

Robert G. Gilbertson has served as a director of DSL.net since January 1999. He served as the Chairman of the Board of Directors of Motia, Inc., a smart antenna company, from November 2002 until November 2004. He has been a venture investor since 1996, and currently manages a large portfolio of public and private securities. From October 1999 through June 2001, he served as a Venture Partner and consultant at Sprout Group, a venture affiliate of Credit Suisse First Boston. In addition, Mr. Gilbertson served as Chairman of the Board of Directors of Network Computing Devices, Inc. from August 1999 until December 2001 and as President and Chief Executive Officer from May 1996 to August 1999. From April 1996 to April 1997, Mr. Gilbertson also served as Chairman of Avidia Systems Inc.

Paul J. Keeler has served as a director of DSL.net since June 2001. Mr. Keeler is currently a managing partner at Convergence Consulting Group, LLC. From February 1991 to February 2001, Mr. Keeler was a Principal at Morgan Stanley & Co., and Head of Global Sales and Service for Morgan Stanley Capital International, a joint venture between Morgan Stanley & Company, Inc. and Capital Group Companies. Prior to that, Mr. Keeler served as Vice President of Morgan Stanley Technology Services; President, Chief Executive Officer and Vice Chairman of Tianchi Telecommunications Corp.; President and Chief Operating Officer of Westinghouse Communications Software, Inc.; Vice President of Strategic Accounts and Business Development for Reuters Holdings, PLC; and Director, Northeast Metro Region, of MCI Communications. He also served as President and CEO of Halcyon Securities Corporation and is a former member of the New York and American Stock Exchanges. Mr. Keeler is presently a member of the Board of Directors and Chairman of SmartServ Online, Inc.

William J. Marshall has served as a director of DSL.net since January 1999. He is currently Managing Partner at RockRidge Capital Partners, a private equity firm based in Stamford, Connecticut that Mr. Marshall founded in 2002. Previously, Mr. Marshall was a Partner with VantagePoint Venture Partners, a leading venture capital firm with $2.5 billion under management. Prior to joining VantagePoint, Mr. Marshall spent 11 years at Bear Stearns & Company, Inc., serving as Senior Managing Director, Chief Technology Officer and head of the Communications Technologies Group. Prior to Bear Stearns, Mr. Marshall was an early employee at MCI Communications during its high revenue growth years from $70 million to over $4.0 billion annually. Mr. Marshall is a co-founder of the ATM Forum and also was a board member of the Securities Industry Association Technology Committee.

James D. Marver has served as director of DSL.net since April 1999. Mr. Marver has been a Managing Partner at VantagePoint Venture Partners since co-founding the firm in 1996. From 1988 to 1996, Mr. Marver was Senior Managing Director and Head of the Global Technology Group at Bear Stearns & Co. Inc., as well as Head of the San Francisco Investment Banking office. Prior to Bear Stearns, he served as a Managing Director, Co-Head of Technology and Head of the San Francisco corporate finance office at L.F. Rothschild, Unterberg, Towbin. Earlier in his career, he was an investment banker with Goldman Sachs and a senior consultant with SRI International (formerly Stanford Research Institute).

Duncan Davidson has been a director of DSL.net since July 2004. Mr. Davidson has been a Venture Partner at VantagePoint Venture Partners since November 2003. Prior to joining VantagePoint he was a founder and senior executive at several start-ups, including SkyPilot Networks, where he was founder and Chief Executive Officer from January 2001 to January 2003 and currently serves as its Chairman of the Board; Covad Communications, where he was a Founder and served as Chairman of the Board and advisor from July 1996 through February 2000; and InterTrust Technologies, where he was Senior Vice President of Business Development from July 1997 through December 2000. Mr. Davidson also served as a director of Genuity, Inc. from June 2000 through January 2003. Before joining InterTrust, Mr. Davidson was Managing Partner of The McKenna Group and Vice President at Gemini Consulting where he led that firm’s technology practice. Mr. Davidson was also a Partner at Cambridge Venture Partners, an early-stage venture fund.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires DSL.net’s directors, executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such persons are required by regulations of the SEC to furnish DSL.net with copies of all such filings. Based solely on our review of copies of such filings received with respect to the fiscal year ended December 31, 2004, DSL.net believes that all such persons’ filings made by them in the fiscal year ended December 31, 2004 timely complied with all Section 16(a) filing requirements.

Audit Committee

The Company’s Audit Committee is comprised of Messrs. Robert G. Gilbertson, Robert B. Hartnett, Jr. and Paul J. Keeler, all of whom are outside directors. Mr. Gilbertson serves as the Chairman of the Audit Committee. The Board of Directors of the Company has determined that Mr. Gilbertson is an “audit committee financial expert,” as such term is defined by regulations promulgated by the SEC, and that such attributes were acquired through relevant education and/or experience. Upon its evaluation, the Board of Directors has determined and believes that all of such persons are capable of exercising independent judgment as members of the Company’s Audit Committee and are also “independent” under the listing standards of the American Stock Exchange and applicable securities laws.

Code of Ethics

On May 4, 2004, the Company’s Board of Directors adopted a formal, written code of ethics entitled “Code of Business Conduct and Ethics” within the specific guidelines of Item 406 of Regulation S-K, promulgated under the Securities Act. The Company has communicated said code of ethics to all of its employees, including its officers, and in support of the principals of Item 406 has also established formal “whistle blower” procedures for the anonymous reporting by employees of alleged violations of our code of ethics. Such code of ethics can be viewed by clicking on the Investor Relations link from our website, http://www.dsl.net.

Item 11.     Executive Compensation

Compensation And Other Information Concerning Directors And Officers

Summary Compensation Table

The following summary compensation table sets forth the total compensation paid or accrued for the 2004 fiscal year for our named executive officers, including our chief executive officer, the four other most highly compensated executive officers who were serving as of December 31, 2004, and one individual who would have been one of our four most highly compensated officers had he served as an officer on December 31, 2004.

Summary Compensation Table
						Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation ($)
Kirby G. Pickle (1)	2004	245,000	131,250 (2)	8,500 (3)	—	10,000,000	—
Director and	2003	—	—	—	—	—	—
Chief Executive Officer	2002	—	—	—	—	—	—

David F. Struwas (4) Former Chairman of the Board and	2004 2003	183,508 200,000	— —	— —	— —	— —	— —
Chief Executive Officer	2002	200,000	45,000	—	—	1,700,000	—

Keith Markley President and Chief Operating Officer	2004 2003 2002	207,692 200,000 200,000	— — 45,000	— — —	— — —	1,250,000 — 1,250,000	— — —

Robert J. DeSantis Chief Financial Officer and Treasurer	2004 2003 2002	207,692 200,000 184,615	— — —	— — —	— — —	1,250,000 — 1,000,000	— — 1,018(5)

Marc R. Esterman Vice President - Corporate Affairs,	2004 2003	171,346 159,856	— —	— —	— —	950,000 —	— —
General Counsel and Secretary	2002	158,684	—	—	—	100,000	—

Walter R. Keisch Vice President Finance	2004 2003 2002	155,769 150,000 150,000	— — 40,000	— — —	— — —	950,000 — 400,000	— — —

1.	Mr. Pickle joined the Company on April 15, 2004.

2.	Represents Mr. Pickle’s sign-on bonus.

3.	Represents Mr. Pickle’s car allowance.

4.	As of April 15, 2004, Mr. Struwas ceased to be an officer of DSL.net, Inc., and he left the employ of the Company on October 15, 2004.

5.	Consists of amounts paid to Mr. DeSantis for professional services rendered and expenses incurred prior to his date of employment with the Company.

Option Grants in Last Fiscal Year

The following table provides information concerning grants of options to purchase common stock made during the period from January 1, 2004 through December 31, 2004 to the named executive officers:

OPTION/SAR GRANTS IN LAST FISCAL YEAR

	Number of Securities Underlying Options	% of Total Options Granted to Employees in	Exercise Price or Base	Expiration	Potential Net Realizable Value(4)
Name	Granted	Fiscal Year	Price ($)	Date	5%	10%

Kirby G. Pickle (1)	10,000,000	31.30%	$0.48	4/15/2014	$3,018,694	$3,391,012
David F. Struwas (2)	-	-	-	-	-	-
Keith Markley (3)	1,250,000	3.91%	$0.56	3/18/2014	$440,226	$494,522
Robert J. DeSantis (3)	1,250,000	3.91%	$0.56	3/18/2014	$440,226	$494,522
Marc R. Esterman (3)	950,000	2.97%	$0.56	3/18/2014	$334,571	$375,837
Walter R. Keisch(3)	950,000	2.97%	$0.56	3/18/2014	$334,571	$375,837

(1)
These options, which were granted as an inducement to employment, became exercisable with respect to approximately 16.67% of the total number of such shares on October 15, 2004. Thereafter, approximately 2.78% of the total number of such shares become exercisable monthly over the next 30 months.

(2)	As of April 15, 2004, Mr. Struwas ceased to be an officer of the Company, and he left the employ of the Company on October 15, 2004.

(3)
These options became exercisable with respect to approximately 16.67% of the total number of such shares on September 19, 2004. Thereafter, approximately 2.78% of the total number of such shares become exercisable monthly over the next 30 months.

(4)
We recommend caution in interpreting the financial significance of the figures representing the potential realizable value of the stock options. Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on our common stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect our estimate of future stock price growth. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of our common stock. There can be no guarantee that the market value of the common stock will reflect the rates of appreciation assumed in this table at the time that the options are exercisable.

Option Exercises and Fiscal Year End Values

The following table sets forth information with respect to the exercise of stock options during the year ended December 31, 2004 and the number and value of shares of our common stock underlying the unexercised options held by the named executive officers as of December 31, 2004.

Aggregated Option/SAR Exercises In Last Fiscal Year
And Fiscal Year-End Option/SAR Values

			Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised In-the- Money Options at December 31, 2004(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Kirby G. Pickle	0	$ 0	2,222,222	7,777,778	$ 0	$ 0
Keith Markley	0	$ 0	2,772,223	1,180,557	$ 0	$ 0
Robert J. DeSantis	0	$ 0	2,029,166	1,131,946	$ 0	$ 0
Marc R. Esterman	0	$ 0	411,917	731,946	$ 0	$ 0
David F. Struwas (2)	0	$ 0	3,150,000	0	$ 0	$ 0
Walter R. Keisch	0	$ 0	646,560	802,052	$ 0	$ 0

(1)
Value is based on the difference between the option exercise price and $0.60, the fair market value of DSL.net common stock on December 31, 2003, multiplied by the number of shares of common stock underlying the options.

(2)	As of April 15, 2004 Mr. Struwas ceased to be an officer of DSL.net, Inc., and he left the employ of the Company on October 15, 2004.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our Board of Directors, which in fiscal year 2004 was comprised of Messrs. Gilbertson, Hartnett and Keeler, reviewed salaries and incentive compensation for our executive officers during fiscal year 2004. No member of our Compensation Committee (i) was, during the last fiscal year, an officer or employee of our Company or any of its subsidiaries; (ii) was formerly an officer of our Company or any of its subsidiaries; or (iii) had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K. None of our executive officers has served as a director or member of the compensation committee, or other committee serving an equivalent function, of any other entity whose executive officers served as a director or member of our Compensation Committee.

Compensation of Directors

Prior to 2003, the only compensation to directors for services provided as a director or committee member were periodic grants of stock options subject to vesting, except for reimbursement of reasonable out-of-pocket expenses incurred in connection with attending board or committee meetings.

In May 2003, the Board adopted new policies regarding director compensation which became effective as of October 14, 2003. This compensation plan provided for a continuation of the compensation benefits listed above. In addition, the new plan provided for the following payments, payable quarterly in equal installments only to the Company’s outside directors:

•	an annual retainer of $10,000;
•	an annual retainer of $7,500 for each member of the Audit Committee; and
•	an annual retainer of $2,500 for the Chairman of the Audit Committee.

In March 2004, the Board adopted new policies regarding director compensation which provides for the following payments, payable quarterly in equal installments only to the Company’s outside directors:

•	an annual retainer of $20,000;
•	an aggregate annual meeting fee of $10,000, paid as a flat fee, based on an assumed number of meetings;
•	an annual retainer of $7,500 for each Audit Committee member;
•	an annual retainer of $5,000 for the Chairman of the Audit Committee;
•	an annual retainer of $5,000 for each Compensation Committee member;
•	an annual retainer of $2,500 for the Chairman of the Compensation Committee;
•	an annual retainer of $2,000 for each Nominating Committee member; and
•	an annual retainer of $1,000 for the Chairman of the Nominating Committee.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

The Company entered into compensation agreements with each of David F. Struwas, Robert J. DeSantis and J. Keith Markley in January 2004.

These agreements provided these three officers, in pertinent part, with the following benefits, respectively: (i) base salary and benefits through at least March 31, 2004 (unless the employee was terminated for “cause” or quit for “good reason,” as those terms are defined in the agreements); (ii) acceleration of vesting of all unexercised stock options granted to such employee prior to the effective date of the agreements if the employee was terminated without “cause” or quit for “good reason” on or prior to December 31, 2004; and (iii) base salary and benefits in accordance with Company practices, less all withholdings required under then current Company policy and applicable law or regulation, for six (6) months from and after April 1, 2004, in the event the employee was terminated without “cause” or quit for “good reason” on or prior to March 31, 2004, or the date of termination, in the event the employee was terminated without “cause” or quit for “good reason” on or after April 1, 2004, subject to the execution and delivery by such employee of a release in favor of the Company. In addition, Mr. Struwas had the potential to earn a one-time cash bonus in the amount of $100,000 under his agreement with the Company if the Company achieved certain target goals, as described therein. Mr. Struwas was terminated as an officer of the Company on April 15, 2004 and was afforded the benefits under the above-described agreement associated with such termination. Mr. Struwas did not earn the target bonus amount for which he was eligible under said agreement. Mr. Markley’s and Mr. DeSantis’ rights under the above-described agreements effectively expired at the end of 2004.

In April 2004, the Company entered into an employment agreement with Kirby G. Pickle, in connection with his hiring as Chief Executive Officer of the Company. Under Mr. Pickle’s employment agreement, he is entitled to a one-time sign-on bonus of $131,250, an annual base salary of $350,000, and certain potential bonuses for performance, as determined by the Board of Directors. In the event that a termination without “cause” (as defined in the agreement) or a resignation by Mr Pickle for “good reason” (as defined in the agreement) occurs at any time before Mr. Pickle’s twelve month anniversary of employment, he shall be entitled to receive, as severance, (1) $218,750, which amount shall be paid over twelve months in accordance with the Company’s payroll practice, and (2) payment of health and dental insurance coverage under COBRA (to the extent Mr. Pickle elects to continue such coverage in accordance with the provisions of COBRA following the date of termination) during the twelve-month period in which severance is paid. In the event that a termination without “cause” or a resignation by Mr Pickle for “good reason” occurs at any time on or after Mr. Pickle’s twelve month anniversary of employment, he shall be entitled to receive, as severance, (1) his monthly base compensation for the period of eighteen months following the date of termination, which shall be paid over time in accordance with the Company’s payroll practice, and (2) payment of health and dental insurance coverage under COBRA (to the extent Mr. Pickle elects to continue such coverage in accordance with the provisions of COBRA following the date of termination) during such eighteen month severance period. Mr. Pickle’s receipt of any such severance is conditioned upon and subject to Mr. Pickle’s prior execution of a release in favor of the Company.

In February 2005, the Company entered into compensation agreements with four of its executive officers (representing all of its then current executive officers other than the Company’s chief executive officer). Under the terms of the agreements, each of the subject individuals is eligible to receive, in addition to his current compensation and any other benefits to which he is or may become entitled, a fixed dollar cash compensation amount, in three equal installments, on

June 30, 2005, August 31, 2005 and December 31, 2005, provided such individual is employed by the Company on each of such dates. If, prior to a payment date, the individual is terminated by the Company for “cause” (as defined in the agreement), or resigns other than for “good reason” (as defined in the agreement), he will forfeit the right to receive any remaining unvested payments. Upon the occurrence of a “change in control” of the Company (as defined in the agreement), or if the individual is terminated without “cause” or terminates his employment with the Company for “good reason,” the individual shall immediately fully vest in all remaining payments that would have become due and payable under such agreement but for the passage of time and the individual’s continued employment with the Company, and he shall have the right to immediately receive the total amount of all remaining payments under the agreement. The total amount of potential payments which might be made under these agreements, for all four individuals in the aggregate, is $350,000.

Board Of Directors Report On Executive Compensation

Introduction

During fiscal year 2004, the Compensation Committee of the Board of Directors was responsible for developing executive compensation policies and advising the Company’s Board of Directors with respect to those policies and for maintaining and administering the Company’s Amended and Restated 1999 Stock Plan, 1999 Employee Stock Purchase Plan, and Amended and Restated 2001 Stock Option and Incentive Plan. During fiscal year 2004, the members of the Company’s Compensation Committee were Messrs. Gilbertson, Keeler and Hartnett, all non-employee, “independent” directors. The Committee’s goal is to create and implement a compensation program that will attract and retain talented executives and provide incentives to management to enhance the Company’s performance by basing a significant portion of annual and long-term compensation on performance. On September 1, 2004, the Compensation Committee adopted a new Compensation Committee charter, subject to Board approval. Our Board of Directors ratified the new charter on September 9, 2004, and such charter can be viewed by clicking on the Investor Relations link from DSL.net’s website, http://www.dsl.net. Under this new charter, the Compensation Committee reviews and makes recommendations to management on company-wide compensation programs and practices; takes final action with respect to individual salary, bonus and equity arrangements of our executive officers; and recommends, subject to approval by our Board of Directors, any equity-based plans and any material amendments thereto (including increases to the number of shares of common stock available for grant as options or otherwise thereunder) for which stockholder approval is required.

Executive Compensation Program

The Company’s executive compensation program consists of two elements: salary and equity interests in the form of restricted stock or stock options. This program applies to the Company’s key management positions, including the position of chief executive officer. All of the Company’s executives also are eligible for employee benefits offered to all employees, including life, health, disability and dental insurance, and the Company’s 401(k) profit sharing plan and the Company’s employee stock purchase plan.

Salary. The Compensation Committee reviews and approves cash compensation for the chief executive officer and all other executive officers’ salaries. Base salaries for executive officers are established after considering various competitive and comparative factors, including amounts paid to senior executives with comparable qualifications, experience and responsibilities at other companies of similar size and engaged in a similar business to that of the Company, the

Company’s performance relative to comparable companies, and the Company’s overall salary structure and general financial performance. During 2003, the Company did not have any specific corporate performance targets in place, the achievement of which would guarantee any increase in any executive officer’s base salary, but the Company did consider generally the relationship between corporate performance and executive compensation.

The salary compensation of the executive officers is based upon their qualifications, experience and responsibilities, as well as on the attainment of planned objectives and other factors deemed relevant by the Compensation Committee and the Board of Directors, including, in the case of existing executives, past performance of the given executive. The chief executive officer makes recommendations to the Compensation Committee regarding compensation levels for executive officers other than himself.

Equity Interests. Executives are eligible to receive stock option grants or other stock awards under the Company’s Amended and Restated 1999 Stock Plan and the Company’s Amended and Restated 2001 Stock Option and Incentive Plan. As of March 2, 2005, 2,182,421 shares remained available for grant under the Company’s Amended and Restated 1999 Stock Plan and 38,364,209 shares remained available for grant under the Company’s Amended and Restated 2001 Stock Option and Incentive Plan. The Amended and Restated 1999 Stock Plan and the Amended and Restated 2001 Stock Option and Incentive Plan are designed to provide long-term performance and retention incentives for top management and other employees. An executive’s participation in this program is determined by the Compensation Committee and approved by the Board of Directors.

Executives participating in the Company’s Amended and Restated 1999 Stock Plan and the Company’s Amended and Restated 2001 Stock Option and Incentive Plan receive stock option grants in amounts determined by the Compensation Committee. The stock options granted to executives under the Amended and Restated 1999 Stock Plan and the Amended and Restated 2001 Stock Option and Incentive Plan have an exercise price equal to the fair market value of the Company’s common stock at the time of grant. Currently, options granted to existing executives are generally exercisable as to approximately 16.67% of the total number of option shares on the day after the six-month anniversary of the date of grant of the options, and monthly thereafter become exercisable as to approximately 2.78% of the total number of option shares. Options granted to new executives are generally exercisable as to 25% of the total number of option shares on the one-year anniversary of such executive’s start date, and monthly thereafter become exercisable as to approximately 2.08% of the total number of option shares.

In April 2004, as authorized by the Company’s Board of Directors, the Company entered into an employment agreement and related stock option agreement with Kirby G. Pickle, the Company’s new chief executive officer. Under the stock option agreement for Mr. Pickle, an option to purchase a total of 10,000,000 shares of the Company’s common stock was granted to Mr. Pickle as an inducement to his employment with the Company. Options granted under this agreement vest approximately 16.6% on the date six months following the grant date, and thereafter vest ratably on a monthly basis over the next thirty months. Once vested, the options are exercisable at an exercise price of $0.48 per share for ten years from the date of the grant.

Bonuses. The Company did not have an established bonus plan for executives in fiscal year 2004. From time to time, at the discretion of the Compensation Committee, subject to the approval by the Company’s Board of Directors, bonuses are paid to certain executives in recognition of the executive’s performance. During 2004, no executive officer of the Company received any bonus, except for Mr. Pickle, who received a sign-on bonus, as discussed below.

In February 2005, the Company entered into compensation agreements with four of its executive officers (representing all of its then current executive officers other than the Company’s chief executive officer). Under the terms of the agreements, each of the subject individuals is eligible to receive, in addition to his current compensation and any other benefits to which he is or may become entitled, a fixed dollar cash compensation amount, in three equal installments, on June 30, 2005, August 31, 2005 and December 31, 2005, provided such individual is employed by the Company on each of such dates. If, prior to a payment date, the individual is terminated by the Company for cause, or resigns other than for good reason, he will forfeit the right to receive any remaining unvested payments. Upon the occurrence of a change in control of the Company, or if the individual is terminated without cause or terminates his employment with the Company for good reason, the individual shall immediately fully vest in all remaining payments that would have become due and payable under such agreement but for the passage of time and the individual’s continued employment with the Company, and he shall have the right to immediately receive the total amount of all remaining payments under the agreement. The total amount of potential payments which might be made under these agreements, for all four individuals in the aggregate, is $350,000.

Chief Executive Officer's Compensation

Mr. Pickle’s’ compensation for 2004 was determined in accordance with his employment contract which was approved by the Board of Directors.

Salary. Mr. Pickle’s received $245,000 in salary during 2004, representing the ratable portion of his contracted annual salary of $350,000.

Equity Interests. Mr. Pickle held 0 shares of the Company’s common stock as of the date of this report. In April 2004, Mr. Pickle was granted an option to purchase a total of 10,000,000 shares of the Company’s common stock as an inducement to his employment with the Company. Options granted under this agreement vest approximately 16.6% on the date six months following the grant date, and thereafter vest ratably on a monthly basis over the next thirty months. Once vested, the options are exercisable at an exercise price of $0.48 per share for ten years from the date of the grant.

Bonus. Mr. Pickle received a sign-on bonus of $131,250 in 2004.

Mr. Pickle’s total compensation for 2004 is set out in detail in the Summary Compensation Table, above.

Compliance with Internal Revenue Code Section 162(m)

In general, under Section 162(m) of the Internal Revenue Code of 1986, as amended, the Company cannot deduct, for federal income tax purposes, compensation in excess of $1,000,000 paid to certain executive officers. This deduction limitation does not apply, however, to compensation that constitutes “qualified performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code and the regulations promulgated thereunder. The Company has considered the limitations on deductions imposed by Section 162(m) of the Internal Revenue Code, and it is the Company’s present intention that, for so long as it is consistent with its overall compensation objective, substantially all tax deductions attributable to executive compensation will not be subject to the deduction limitations of Section 162(m).

Board of Directors of DSL.net, Inc.

Duncan Davidson
Robert G. Gilbertson*
Robert B. Hartnett, Jr.*
Paul J. Keeler*
William J. Marshall
James D. Marver
Kirby G. Pickle

*Member of Compensation Committee.

Stock Performance Graph

The following graph compares the yearly change in the cumulative total stockholder return on the Company’s common stock during the period from December 31, 1999 through December 31, 2004, with the cumulative total return on (i) the Nasdaq Stock Market and (ii) the Nasdaq Telecommunications Index. The comparison assumes that $100 was invested on December 31, 1999 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any:

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG DSL.NET, INC., THE NASDAQ STOCK MARKET (U.S.)
INDEX AND THE NASDAQ TELECOMMUNICATIONS INDEX (1)(2)(3)

120
100
80
60
40
20
0
DOLLARS
12/99
12/00
12/01
12/02
12/03
12/04
DSL.NET, INC.
NASDAQ STOCK MARKET (U.S.)
NASDAQ TELECOMMUNICATIONS

* $100 invested on 12/31/99 in stock or index-including reinvestment of dividends.

(1) This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2) The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from Research Data Group, Inc., a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

(3) On August 4, 2004, the common stock of DSL.net began listing on the American Stock Exchange and was no longer listed on the Nasdaq SmallCap Market.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information, as of December 31, 2004, with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Shareholders	30,651,934	$0.77	19,579,375
Equity Compensation Plans Not Approved by Shareholders (1)	10,000,000	$0.48	—
Total	40,651,934	$0.70	19,579,375

(1)    In April 2004, as authorized by the Company’s Board of Directors, the Company entered into an employment agreement and related stock option agreement with Kirby G. Pickle, the Company’s new chief executive officer. Under the stock option agreement for Mr. Pickle, an option to purchase a total of 10,000,000 shares of the Company’s common stock, represented in the above table, was granted to Mr. Pickle as an inducement to his employment with the Company.

Securities Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information regarding beneficial ownership of the Company’s capital stock as of March 1, 2005, by:

•	each person known by the Company to be the beneficial owner of more than 5% of the Company’s common stock or Series Z preferred stock;

•	each named executive officer;

•	each of the Company’s directors; and

•	all executive officers and directors as a group.

Unless otherwise noted below, the address of each person listed on the table is c/o DSL.net, Inc., 545 Long Wharf Drive, New Haven, Connecticut 06511, and each person has sole voting and investment power over the shares shown as beneficially owned except to the extent authority is shared by spouses under applicable law.

Beneficial ownership is determined in accordance with the rules of the SEC. In determining the number of shares of common stock beneficially owned, shares of capital stock issuable by the Company to a person pursuant to options or warrants, in each case which may be exercised within sixty days after March 1, 2005, are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares of common stock and the percentage beneficially owned by that person. Shares deemed to be beneficially owned by a person in accordance with the above rules are not deemed to be beneficially owned and outstanding for purposes of computing the percentage beneficially owned by any other person.

Name	Common Stock		Series Z Preferred Stock		Combined Voting Power
	Shares	% of Class	Shares	% of Class	Votes	% of Votes
Kirby G. Pickle (1)	3,333,333	1.4%	-	-	3,333,333	1.4%
J. Keith Markley (2)	3,050,001	1.3%	-	-	3,050,001	1.3%
Robert J. DeSantis (3)	2,279,166	*			2,279,166	*
Walter R.Keisch (4)	806,249	*	-	-	806,249	*
Marc R. Esterman (5)	534,884	*	-	-	534,884	*
Robert B. Hartnett, Jr. (6)	697,220	*	-	-	697,220	*
Robert G. Gilbertson (7)	783,248	*	-	-	783,248	*
Paul J. Keeler (8)	747,913	*	-	-	747,913	*
William J. Marshall (9)	932,639	*	-	-	932,639	*
Duncan Davidson	-	*	-	-	-	*
James D. Marver (10)	109,754,713	38.2%	14,000	100%	109,768,713	38.2%
The VantagePoint entities (11) 1001 Bayhill Drive, Suite 300 San Bruno, CA 94066	108,440,263	37.8%	14,000	100%	108,454,263	37.8%
Deutsche Bank AG London (12) 31 West 52nd Street, 16th Floor New York, NY 10019	118,421,053	33.6%	-	-	118,421,053	33.6%
All executive officers and directors as a group (11 persons) (13)	122,919,366	40.9%	14,000	100%	122,933,366	40.9%
__________________

* Indicates less than 1%.

(1)	Includes 3,333,333 shares issuable upon exercise of options held by Mr. Pickle that are exercisable within 60 days after March 1, 2005.

(2)	Includes 3,050,001 shares issuable upon exercise of options held by Mr. Markley that are exercisable within 60 days after March 1, 2005.

(3)	Includes 2,279,166 shares issuable upon exercise of options held by Mr. DeSantis that are exercisable within 60 days after March 1, 2005.

(4)	Includes 806,249 shares issuable upon exercise of options held by Mr. Keisch that are exercisable within 60 days after March 1, 2005.

(5)	Includes 528,584 shares issuable upon exercise of options held by Mr. Esterman that are exercisable within 60 days after March 1, 2005.

(6)	Includes 697,220 shares issuable upon exercise of options held by Mr. Hartnett that are exercisable within 60 days after March 1, 2005.

(7)	Includes 783,248 shares issuable upon exercise of options held by Mr. Gilbertson that are exercisable within 60 days after March 1, 2005.

(8)	Includes 747,913 shares issuable upon exercise of options held by Mr. Keeler that are exercisable within 60 days after March 1, 2005.

(9)	Includes 537,498 shares issuable upon exercise of options held by Mr. Marshall that are exercisable within 60 days after March 1, 2005.

(10)
Includes (i) 537,498 shares of common stock issuable upon exercise of options held by Mr. Marver that are exercisable within 60 days after March 1, 2005, (ii) 27,413 shares of common stock held by the Marver Living Trust, in which Mr. Marver is a trustee and beneficiary in his capacity as a limited partner of VantagePoint Venture Partners 1996, L.P., and (iii) the shares beneficially owned by the VantagePoint entities as set forth in footnote 11. Mr. Marver is a managing member of VantagePoint Associates, L.L.C. and of the general partner of each of the other VantagePoint entities referred to in footnote 11. Mr. Marver may be deemed to share voting and investment power with respect to the shares beneficially owned by the VantagePoint entities and disclaims beneficial ownership of those shares, except to the extent of his proportionate pecuniary interest therein.

(11)	The entities listed below owned or have the right to purchase the shares of capital stock of the Company indicated in the table below as of March 1, 2005.

Stockholder	Shares of Common Stock Held	Shares of Common Stock Issuable Upon Exercise of Warrants	Shares of Series Z Preferred Stock
VantagePoint Venture Partners 1996, L.P.	10,561,178	7,501,826	2,800
VantagePoint Communications Partners, L.P.	10,923,262	7,501,826	2,800
VantagePoint Venture Partners III, L.P.	3,880,430	4,162,163	914.2
VantagePoint Venture Partners III (Q), L.P.	29,562,531	34,160,753	7,485.8
VantagePoint Associates, L.L.C.	186,294	N/A	N/A

VantagePoint Associates, L.L.C. is the general partner of VantagePoint Venture Partners 1996, L.P.; VantagePoint Communications Associates, L.L.C. is the general partner of VantagePoint Communications Partners, L.P.; and VantagePoint Venture Associates III,

L.L.C. is the general partner of VantagePoint Venture Partners III, L.P. and VantagePoint Venture Partners III (Q), L.P. Messrs. Marver and Alan Salzman are managing members of each of these limited liability companies. Messrs. Marver and Salzman may be deemed to share voting and investment power with respect to the shares beneficially owned by the VantagePoint entities and disclaim beneficial ownership of those shares, except to the extent of their respective proportionate pecuniary interest therein. Thus, the VantagePoint entities, together with VantagePoint Associates, L.L.C., are considered the beneficial owners of a total of 108,440,263 shares of common stock and 14,000 shares of the Series Z preferred stock of the Company as of March 1, 2005.

(12)	Includes 118,421,053 shares issuable upon exercise of warrants held by Deutsche Bank AG London that are exercisable within 60 days after March 1, 2005.

(13)	See Notes 1 through 11 above. Includes 13,300,710 shares issuable upon exercise of options held by the named officers and directors that are exercisable within 60 days after March 1, 2005.

Item 13.     Certain Relationships and Related Transactions

On November 14, 2001, the Company entered into the Series X Purchase Agreement. Subject to the terms and conditions of the Series X Purchase Agreement, on November 14, 2001, the Company sold an aggregate of 6,000 shares of Series X preferred stock to VantagePoint for an aggregate purchase price of $6,000,000, on December 12, 2001, the Company sold an aggregate of 4,000 shares of Series X preferred stock to VantagePoint for an aggregate purchase price of $4,000,000, and on March 1, 2002, the Company sold an aggregate of 10,000 shares of Series X preferred stock to VantagePoint for an aggregate purchase price of $10,000,000. No additional shares of Series X preferred stock may be issued under the Series X Purchase Agreement. At the time of the transactions described immediately above, each of William J. Marshall and James D. Marver was an affiliate of VantagePoint and a member of the Board of Directors. Mr. Marshall is no longer affiliated with VantagePoint but continues to serve on the Board of Directors. Mr. Marver remains affiliated with VantagePoint and currently serves on the Board of Directors.

On December 24, 2001, the Company entered into the Series Y Purchase Agreement. On December 28, 2001, the Company sold an aggregate of 6,469 shares of Series Y preferred stock pursuant to the Series Y Purchase Agreement for an aggregate purchase price of $6,469,000 and received proceeds of $3,531,000 from the issuance of promissory notes to the Series Y Investors. On May 29, 2002, the Company sold an aggregate of 8,531 shares of Series Y preferred stock pursuant to the Series Y Purchase Agreement for an aggregate of $5,000,000 in net proceeds and the cancellation of the $3,531,000 in promissory notes issued to the Series Y Investors. Harry Hopper, an affiliate of Columbia, was a member of the Company’s Board of Directors from December 28, 2001 to August 5, 2003.

In January 2002, the Company entered into an Asset Purchase Agreement with Broadslate for the purchase of business broadband customer accounts and certain other assets, including accounts receivables related to the acquired customer accounts, for an adjusted purchase price of approximately $750,000. Certain of the Company’s stockholders, comprised of certain of the Columbia entities, in the aggregate, owned in excess of 10% of the capital stock of Broadslate. Mr. Hopper, an affiliate of Columbia, was a member of the Company’s Board of Directors from December 28, 2001 to August 5, 2003. Mr. Hopper was also a director of Broadslate until February 2002.

On December 27, 2002, the Company entered into the Reimbursement Agreement with certain of the VantagePoint entities, certain of the Columbia entities, The Lafayette Investment Fund, L.P. and certain entities affiliated with Charles River Ventures. Pursuant to the terms of the Reimbursement Agreement, the VantagePoint entities and the Columbia entities issued guarantees in an aggregate amount of $6,100,000 to support the Company’s obligations under a credit agreement between the Company and a commercial bank providing for a revolving line of credit of up to $15,000,000. On March 5, 2003, the Company entered into amendment no. 1 to the Reimbursement Agreement with the VantagePoint entities and the Columbia entities pursuant to which the VantagePoint entities increased their guarantees by $3,000,000, to an aggregate of $9,100,000 for all guarantors. The Reimbursement Agreement was terminated in connection with the July 2003 note and warrant financing.

Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, the Company issued warrants to purchase 10,379,420 shares of its common stock to the VantagePoint entities and 1,634,473 shares of its common stock to the Columbia entities in consideration for their guarantees aggregating $6,100,000. The Company issued additional warrants to purchase 767,301 shares of its common stock to the VantagePoint entities and 168,806 shares of its common stock to the Columbia entities on March 26, 2003. All such warrants are exercisable for ten years at an exercise price of $0.50 per share. At the time of the transactions described immediately above, Mr. Marver was an affiliate of VantagePoint and a member of the Board of Directors. Mr. Marver remains affiliated with VantagePoint and currently serves on the Board of Directors. Mr. Hopper, an affiliate of the Columbia entities, was a member of the Company’s Board of Directors from December 28, 2001 to August 5, 2003.

On March 5, 2003, the Company and certain of the Guarantors entered into Amendment No. 1 to the Reimbursement Agreement, pursuant to which VantagePoint increased its guarantee by $3,000,000 bringing the aggregate guarantees by all Guarantors under the Reimbursement Agreement, as amended, to $9,100,000. As consideration for VantagePoint’s increased guarantee, if the Company closed an equity financing on or before December 3, 2003, the Company was authorized to issue VantagePoint additional warrants to purchase the type of equity securities issued by the Company in such equity financing. The number of such additional warrants would be determined by dividing the per share price of such equity securities into a thousand dollars. Accordingly, since the Company closed a financing on July 18, 2003, the Company issued to VantagePoint in December 2003, additional warrants with a three year life, to purchase 2,260,909 shares of its common stock at a per share price of $0.4423. At the time of these transactions, two of the Company’s Directors, Mr. Marver and Michael Yagemann, were affiliated with VantagePoint. Mr. Yagemann resigned from the Board of Directors on July 7, 2004. Mr. Marver remains on the Board of Directors.

On July 18, 2003, the Company entered into the Note and Warrant Purchase Agreement relating to the sale and purchase of an aggregate of (i) $30,000,000 in principal amount of senior secured promissory notes and (ii) common stock purchase warrants to purchase an aggregate of 157,894,737 shares of the Company’s common stock for a period of three years at an exercise price of $0.38 per share. The aggregate purchase price for the senior secured promissory notes and common stock purchase warrants was $30,000,000. Subject to the terms and conditions of the Note and Warrant Purchase Agreement, the Company issued $30,000,000 in aggregate principal amount of senior secured promissory notes to Deutsche Bank and VantagePoint on July 18, 2003. Subject to the terms and conditions of the Note and Warrant Purchase Agreement, on August 12, 2003 Deutsche Bank was issued a common stock purchase warrant exercisable for 12,950,000 shares of common stock. Pursuant to the terms and conditions of the Note and Warrant purchase agreement, the Company issued the remaining warrants to purchase an aggregate of 144,944,737 shares of the Company’s common stock to Deutsche Bank (105,471,053 shares) and VantagePoint (39,473,864 shares) in December, 2003. At the time of these transactions, two of the Company’s Directors, Mr. Marver and Mr. Yagemann, were affiliated with VantagePoint. Mr. Yagemann resigned from the Board of Directors on July 7, 2004. Mr. Marver remains on the Board of Directors. Roger Ehrenberg, who became a Director of the Company on July 18, 2003 in connection with the note and warrant financing, was at the time of these transactions affiliated with DB Advisors LLC, and Roderick Glen MacMullin, who became a Director of the Company on July 18, 2003 in connection with the note and warrant financing, was at the time of these transactions affiliated with DB Advisors LLC. Mr. Ehrenberg resigned from the Board of Directors on September 8, 2004, and Mr. MacMullin resigned from the Board of Directors on November 19, 2004.

As a result of the issuance of the common stock purchase warrant exercisable for 12,950,000 shares of the Company’s common stock to Deutsche Bank on August 12, 2003, the conversion price of the Series Y preferred stock was adjusted pursuant to Section 3(a)(i) of the Series Y designation which constitutes a part of the Company’s certificate of incorporation. Prior to such issuance, each share of Series Y preferred stock was convertible into 2,000 shares of common stock. Subsequent to such issuance, each share of Series Y preferred stock is convertible into 2,260.91 shares of common stock. Mr. Hopper, an affiliate of the Columbia entities, was a member of the Company’s Board of Directors from December 28, 2001 to August 5, 2003.

During 2003, the Series Y Investors (including Columbia) converted 14,000 shares of Series Y preferred stock into 35,140,012 shares of the Company’s common stock (including shares issued as payment for accrued dividends). As of December 31, 2003, funds affiliated with one remaining Series Y Investor (Charles River Partnership, L.P.) owned 1,000 shares of Series Y preferred stock which are convertible into approximately 2,260,909 shares of the Company’s common stock. These remaining 1,000 shares of Series Y preferred stock were converted into common shares in February 2004. In addition, resulting from guarantees issued under the Reimbursement Agreement, Columbia had warrants to acquire approximately 1,358,025 shares of the Company’s common stock. These warrants were exercised in February 2004. Mr. Hopper, an affiliate of the Columbia entities, was a member of the Company’s Board of Directors from December 28, 2001 to August 5, 2003.

In January 2004, 6,000 shares of Series X preferred stock were converted into 33,333,333 shares of the Company’s common stock at a conversion price of $0.18 per share and, in accordance with the terms of the Series X preferred stock, the Company elected to pay accrued dividends approximating $1,560,000 by issuing 2,316,832 shares of its common stock, based on the average fair market value for the ten days preceding the conversion of $0.67 per share.

In February 2004, the remaining 1,000 shares of Series Y preferred stock were converted into 2,260,910 shares of the Company’s common stock at a conversion price of $0.4423 per share and, in accordance with the terms of the Series Y preferred stock, the Company elected to pay accrued dividends approximating $221,000 by issuing 309,864 shares of its common stock, based on the average fair market value for the ten days preceding the conversion of $0.71 per share.

In February 2004, the Columbia entities exercised their remaining warrants to purchase 1,358,025 shares of the Company’s common stock at an exercise price of $0.50 per share in a cashless exchange which resulted in the issuance of 413,160 shares of the Company’s common stock. The cashless exchange was accomplished by deducting the per share exercise price from the per share fair market value of the company’s common stock and multiplying the differential times the total warrants to determine the aggregate excess of the fair market value over the exercise price; which was then divided by the per share fair market value of the Company’s common stock to arrive at the number of shares issued. The fair market value of the Company’s common stock of $0.72 was determined in accordance with the warrant agreement by calculating the average of the close prices for the five days immediately preceding the exercise date.

On July 22, 2004, the Company entered into the Recapitalization Agreement with VantagePoint, the holder of all of the then remaining issued and outstanding shares of Series X preferred stock. In accordance with the Recapitalization Agreement, the remaining 14,000 shares of Series X preferred stock were converted into 77,777,775 shares of the Company’s common stock at a conversion price of $0.18 per share and, in accordance with the terms of the Series X preferred stock, the Company elected to pay accrued dividends approximating $4,040,000 by issuing an additional 11,710,142 shares of its common stock at a per share price of $0.345, calculated based on the average fair market value for the ten days ending three days preceding the conversion. In accordance with the Recapitalization Agreement, the Company issued to VantagePoint 14,000 shares of Series Z preferred stock, with a liquidation preference of up to $1,120 per share ($15,680,000 in the aggregate). The Series Z preferred stock was issued to VantagePoint in the recapitalization to induce them to convert their remaining 14,000 shares of Series X preferred stock and to preserve, for a period up to four years, VantagePoint’s liquidation preference rights, which would otherwise have terminated upon such conversion. VantagePoint will have the right to a liquidation preference on the shares of Series Z preferred stock it holds in accordance with the terms of the Series Z preferred stock. At the time of these transactions, two of the Company’s Directors, Mr. Marver and Duncan Davidson, were affiliated with VantagePoint. Further, at the time of these transactions, Mr. Yagemann, a member of the Company’s Board of Directors through July 7, 2004, was also affiliated with VantagePoint.

On October 7, 2004, in exchange for the agreement by the Investors to subordinate to Laurus their prior lien on the Company’s trade accounts receivable in connection with the closing of the Company’s $5,000,000 convertible notes and warrant financing with Laurus, the Company issued to the Investors warrants to purchase, in the aggregate, up to 19,143,000 shares of common stock. These warrants: were approved by the Company’s stockholders at its 2004 Annual Meeting of Stockholders held on February 9, 2005; expire on July 18, 2006; and are exercisable solely in the event of a change of control of the Company in which the price paid per share of common stock or the value per share of common stock retained by the Company’s common stockholders in the change of control transaction is less than the then current per share exercise price of the common stock purchase warrants that were issued to the Investors in July 2003. The exercise price of these warrants will be calculated at the time of a qualifying change of control of the Company, if any, and will be equal to the consideration paid per share of common stock or the value per share of common stock retained by the Company’s common stockholders in such change of control transaction. The Investors have also been granted certain registration rights under these newly issued warrants. As a further condition to the agreement by the Investors to subordinate to Laurus their prior lien on certain of the Company’s trade accounts receivable, the Company agreed to deposit the proceeds from the convertible notes and warrant financing with Laurus into a Company account maintained at DBTCA. The Company’s withdrawal and use of the proceeds of the Laurus convertible note and warrant financing are subject to the prior approval of DBTCA and of DB Advisors, as advisor to Deutsche Bank. As of March 1, 2005, the Company has received approval to withdraw and has received $3,038,000 of the $4,250,000 borrowed to date, of which

$2,432,000 was identified as restricted cash at December 31, 2004. As of March 1, 2005, the Company had also received approval to draw down all of the $750,000 subject to the revolving credit facility with Laurus. Certain of the Company’s directors (through their affiliation with the Investors) have direct or indirect interests in the Laurus financing transaction, as follows: (1) Mr. Davidson and Mr. Marver, who were Directors at the time of these transactions and remain so, were and are affiliated with VantagePoint, (2) Mr. MacMullin, who resigned from the Company’s Board of Directors on November 19, 2004 and who was a member of the Board at the time of the Laurus financing transaction, was, as of the time period of the Laurus financing, affiliated with Xavier Sussex, LLC, an investment advisory firm that has performed investment advisory services to DB Advisors, the investment advisor to Deutsche Bank, (3) Mr. Ehrenberg, who resigned from the Company’s Board of Directors on September 8, 2004, prior to the closing of the Laurus financing, was a member of the Board during the negotiation and approval of the Laurus financing and during such time was affiliated with DB Advisors, and (4) Mr. Marshall, who was a Director at the time of these transactions and remains so, was and is a principal of RockRidge Capital Partners, Inc., an investment advisory firm that has performed investment advisory services to DB Advisors.

Item 14. Principal Accountant Fees and Services

The total fees and related expenses for professional services provided by the Company’s independent registered public accounting firm, PricewaterhouseCoopers, LLP, for the years ended 2004 and 2003 are presented in the table below. The Audit Committee has determined that the provision of these services by PricewaterhouseCoopers, LLP is compatible with the accountants’ independence.

	2004	2003
Audit fees (1)	$555,894	$444,950
Audit-related fees	195,000	263,000
Tax fees	-	-
All other fees	-	-
Total	$750,894	$707,950

(1)	Includes $287,185 for 2004 which will be paid in 2005 and $60,000 for 2003 which was paid in 2004.

Audit fees include fees and expenses associated with the annual audit of the Company’s financial statements included in the Company’s Annual Report on Form 10-K, reviews of its quarterly reports on Form 10-Q and fees related to the audit of the Company’s 401(k) plan. Audit related fees include fees and expenses for accounting consultations and advice and audit services associated with certain of the Company’s acquisitions.

Audit Committee’s Pre-approval Policies and Procedures

The Company’s Audit Committee has implemented certain policies and procedures dealing with the pre-approval of services rendered by the Company’s independent registered public accounting firm. The Company’s Audit Committee, as mandated in its current charter, must consider in advance whether or not to approve any audit or non-audit services to be performed by the Company’s independent registered public accounting firm, as required by applicable rules and regulations. Further, the Chairman of the Audit Committee has been authorized by the full Audit Committee to approve, on behalf of the Audit Committee, the engagement of PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm to perform such non-audit related services for the Company not covered by such firm’s audit services engagement letter with the Company or otherwise approved by the Audit Committee that are deemed necessary or advisable and in the best interests of the Company in such individual’s determination, provided that the fees paid for such non-audit services do not exceed an aggregate amount of $75,000 in any given calendar year. Otherwise, as more fully set forth in its charter, the Audit Committee shall:

1.	instruct the independent registered public accounting firm as to its accountability to, and reporting responsibility to, the Audit Committee;

2.	review and approve the independent registered public accounting firm’s compensation, the proposed term of its engagement, and its independence; and

3.
meet with the independent registered public accounting firm prior to the audit of the Company’s financial statements to review the planning and staffing of the audit and consider whether or not to approve the auditing services proposed to be provided.

PART IV

Item 15.     Exhibits and Financial Statement Schedule

(a) The following documents are filed as part of this form 10-K.

(1)	Financial Statements (see “Financial Statements and Supplementary Data” at Item 8 and incorporated herein by reference).

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

3.01	Amended and Restated Certificate of Incorporation of DSL.net, Inc., as amended (incorporated by reference to Exhibit 4.01 filed with our registration statement on Form S-8 (No. 333-89886)).
3.02	Amended and Restated By-laws of DSL.net, Inc. (incorporated by reference to Exhibit 4.02 filed with our registration statement on Form S-8 (No. 333-89886)).
3.03	Amended and Restated Certificate of Incorporation of DSL.net, Inc., as amended (incorporated by reference to Exhibit 4.01 filed with our registration statement on Form S-8 (No. 333- 110131)).
4.01	Specimen Certificate for shares of DSL.net, Inc.’s Common Stock (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (No. 333-80141)).
4.02
Specimen Certificate for shares of DSL.net, Inc.’s Series X Preferred Stock (incorporated by reference to Exhibit 4.01 filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

4.03	Specimen Certificate for shares of DSL.net, Inc.’s Series Y Preferred Stock (incorporated by reference to Exhibit 4.02 filed with our Form 8-K dated as of December 24, 2001).
4.04
Form of Stock Purchase Warrant dated as of October 12, 1999 between DSL.net, Inc. and certain investors (incorporated by reference to Exhibit 4.03 filed with our registration statement on Form S-1 (No. 333-96349)).

4.05
Form of Stock Purchase Warrant dated as of December 27, 2002 between DSL.net, Inc. and certain guarantors (incorporated by reference to Exhibit 4.06 filed with our Annual Report on Form 10-K for the year ended December 31, 2002).

4.06
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

4.08	Form of Stock Purchase Warrant dated as of December 22, 2003 between DSL.net, Inc. and each of the VantagePoint entities.
4.09
Description of Capital Stock (filed as Exhibit 6 to the Registrant's Registration Statement on Form 8-A filed on August 3, 2004 pursuant to Section 12(b) of the Exchange Act and incorporated herein by reference).

4.10
Common Stock Purchase Warrant, dated as of August 31, 2004 between DSL.net and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.3 filed with our registration statement on Form S-3 (No. 333-120264)).

4.11
Common Stock Purchase Warrant, dated as of October 7, 2004 between DSL.net and TN Capital Equities, Ltd. (incorporated by reference to Exhibit 10.4 filed with our registration statement on Form S-3 (No. 333-120264)).

4.12
Form of Common Stock Purchase Warrant issued to certain holders of DSL.net's senior debt, issued by DSL.net on October 7, 2004 (incorporated by reference to Exhibit 10.7 filed with our registration statement on Form S-3 (No. 333-120264)).

10.01†	Amended and Restated 1999 Stock Plan (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (No. 333-80141)).
10.02†	1999 Employee Stock Purchase Plan (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (No. 333-80141)).
10.03†	Amended and Restated 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.03 filed with our registration statement on Form S-8 (No. 333-89886)).
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

10.15†
Additional Compensation Agreement dated as of December 29, 1998 between DSL.net, Inc. and David Struwas (incorporated by reference to Exhibit 10.18 filed with our registration statement on Form S-1 (No. 333-80141)).

10.16†	Vector Internet Services, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 4.4 filed with our registration statement on Form S-8 (No. 333-39016)).

10.17†	Vector Internet Services, Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 4.5 filed with our registration statement on Form S-8 (No. 333-39016)).
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

10.20
Form of Senior Secured Promissory Note of DSL.net, Inc., issued in connection with the Note and Warrant Purchase Agreement, dated as of July 18, 2003, by and among DSL.net, Inc. and the investors named therein (incorporated by reference to Exhibit 4.01 filed with our Current Report on Form 8-K, dated as of August 4, 2003).

10.21
Form of Warrant to Purchase Shares of Common Stock of DSL.net, Inc., issued in connection with the Note and Warrant Purchase Agreement, dated as of July 18, 2003, by and among DSL.net, Inc. and the investors named therein (incorporated by reference to Exhibit 4.02 filed with our Current Report on Form 8-K, dated as of August 4, 2003).

10.22
Note and Warrant Purchase Agreement, dated as of July 18, 2003, by and among DSL.net, Inc. and the investors named therein (incorporated by reference to Exhibit 10.01 filed with our Current Report on Form 8-K, dated as of August 4, 2003).

10.23
Agency, Guaranty and Security Agreement, dated as of July 18, 2003, by and among DSL.net, Inc., certain of DSL.net, Inc.’s subsidiaries, Deutsche Bank Trust Company Americas, as administrative agent, and the investors named therein (incorporated by reference to Exhibit 10.02 filed with our Current Report on Form 8-K, dated as of August 4, 2003).

10.24
Voting Agreement dated as of July 18, 2003, by and between DSL.net, Inc., the stockholders named therein and the investors named therein (incorporated by reference to Exhibit 10.03 filed with our Current Report on Form 8-K, dated as of August 4, 2003).

10.25
Amended and Restated Stockholders Agreement dated as of July 18, 2003, by and among DSL.net, Inc., the stockholders named therein and the investors named therein (incorporated by reference to Exhibit 10.04 filed with our Current Report on Form 8-K, dated as of August 4, 2003.

10.26†
Stock Option Agreement, dated April 15, 2004, between DSL.net, Inc. and Kirby G. Pickle (incorporated by reference to Exhibit 4.01 filed with our Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2004).

10.27†
Employment Agreement, dated as of April 15, 2004, between DSL.net, Inc. and Kirby G. Pickle (incorporated by reference to Exhibit 10.01 filed with our Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2004).

10.28†	Amended and Restated 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.03 filed with our registration statement on Form S-8 (No. 333-110131)).
10.29†	Agreement, dated as of January 1, 2004, between DSL.net, Inc. and David F. Struwas (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2003).

10.30†	Agreement, dated as of January 1, 2004, between DSL.net, Inc. and J. Keith Markley (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2003).
10.31†
Agreement, dated as of January 1, 2004, between DSL.net, Inc. and Robert J. DeSantis (incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2003).

10.32
Second Amended and Restated Stockholders Agreement dated as of July 22, 2004, by and among DSL.net, Inc., the stockholders named therein and the investors named therein (incorporated by reference to Exhibit 5 filed on Form 8-A, dated as of August 3, 2004).

10.33
Security Agreement by and between DSL.net, Inc. and Laurus Master Fund, Ltd., dated as of August 31, 2004 (incorporated by reference to Exhibit 10.1 filed with our registration statement on Form S-3 (No. 333-120264)).

10.34
Minimum Borrowing Note Registration Rights Agreement by and between DSL.net, Inc. and Laurus Master Fund, Ltd., dated as of August 31, 2004 (incorporated by reference to Exhibit 10.2 filed with our registration statement on Form S-3 (No. 333-120264)).

10.35
Minimum Borrowing Note issued by DSL.net, Inc. to Laurus Master Fund, Ltd. on August 31, 2004 (incorporated by reference to Exhibit 10.5 filed with our registration statement on Form S-3 (No. 333-120264)).

10.36
Secured Revolving Note issued by DSL.net, Inc. to Laurus Master Fund, Ltd. on August 31, 2004 (incorporated by reference to Exhibit 10.6 filed with our registration statement on Form S-3 (No. 333-120264)).

10.37
Subordination Agreement between DSL.net, Inc. and certain holders of DSL.net, Inc.'s senior debt, dated as of October 7, 2004 (incorporated by reference to Exhibit 10.8 filed with our registration statement on Form S-3 (No. 333-120264)).

10.38*
Waiver to the Agency Agreement, dated as of October 7, 2004, by and among DSL.net, Inc., DSLnet Communications Puerto Rico, Inc., DSLnet Communications VA, Inc., Tycho Networks, Inc., Vector Internet Services, Inc., DSLnet Atlantic LLC, Deutsche Bank Trust Company Americas, as Agent, Deutsche Bank AG London, VantagePoint Venture Partners III (Q), L.P., VantagePoint Venture Partners III, L.P., VantagePoint Communications Partners, L.P. and VantagePoint Venture Partners 1996, L.P.

10.39*†	Form of Compensation Agreement, dated as of February 3, 2005, between DSL.net, Inc. and certain named officers of DSL.net, Inc., as identified on Schedule A thereto.
10.40*†	Amended and Restated 2001 Stock Option and Incentive Plan, as amended as of February 9, 2005.
21.01	Subsidiaries of DSL.net, Inc. (incorporated by reference to Exhibit 21.01 filed with our Annual Report on Form 10-K for the year ended 2002).

23.01*	Consent of PricewaterhouseCoopers LLP.
24.01*	Power of Attorney (see signature page hereto).
31.1*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith
†  Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSL.NET, INC.

Date: March 23, 2005	By:	/s/ Kirby G. Pickle
Kirby G. Pickle
Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of DSL.net, Inc., hereby severally constitute and appoint Kirby G. Pickle, Robert J. DeSantis and Marc Esterman, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable DSL.net, Inc. to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s Kirby G. Pickle Kirby G. Pickle	Director; Chief Executive Officer (Principal Executive Officer)	March 23, 2005

/s/ Robert J. DeSantis Robert J. DeSantis	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2005

/s/ Duncan Davidson Duncan Davidson	Director	March 23, 2005

/s/ Robert Gilbertson Robert Gilbertson	Director	March 23, 2005

/s/ Robert B. Hartnett, Jr. Robert B. Hartnett, Jr.	Director	March 23, 2005

/s/ Paul J. Keeler Paul J. Keeler	Director	March 23, 2005

/s/ William J. Marshall William J. Marshall	Director	March 23, 2005

/s/ James D. Marver James D. Marver	Director	March 23, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of
DSL.net, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 22, 2005 appearing in this Annual Report Form 10-K of DSL.net, Inc. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Stamford, CT
March 22, 2005

SCHEDULE II.     Valuation and Qualifying Accounts

The following table depicts the activity in the Company’s valuation accounts for the years ended December 31, 2004, 2003 and 2002:

(Dollars in Thousands)

Allowance for Doubtful Accounts
Year	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Purchase Accounting	Additions Charged to Sales Credits and Allowances	Additions Charged Against Valuation Allowance	Deductions Charged Against Valuation Allowance	Balance at End of Period

2004	$ 902	$ 1,081	$ -	$ -	$ -	$ (1,109)	$ 874
2003	$ 606	$ 2,047	$ -	$ -	$ -	$ (1,751)	$ 902
2002	$ 3,844	$ 2,583	$ -	$ -	$ -	$ (5,821)	$ 606
Deferred Tax Asset Valuation Allowance
Year	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Purchase Accounting	Additions Charged to Sales Credits and Allowances	Additions Charged Against Valuation Allowance	Deductions Charged Against Valuation Allowance	Balance at End of Period
2004	$ 116,696	$ -	$ -	$ -	$, 9,131	$ -	$ 125,827
2003	$ 103,875	$ -	$ -	$ -	$ 12,821	$ -	$ 116,696
2002	$ 92,798	$ -	$ -	$ -	$ 11,077	$ -	$ 103,875

Exhibit Index to Annual Report on Form 10-K
for Fiscal Year Ended December 31, 2004

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

3.01	Amended and Restated Certificate of Incorporation of DSL.net, Inc., as amended (incorporated by reference to Exhibit 4.01 filed with our registration statement on Form S-8 (No. 333-89886)).
3.02	Amended and Restated By-laws of DSL.net, Inc. (incorporated by reference to Exhibit 4.02 filed with our registration statement on Form S-8 (No. 333-89886)).
3.03	Amended and Restated Certificate of Incorporation of DSL.net, Inc., as amended (incorporated by reference to Exhibit 4.01 filed with our registration statement on Form S-8 (No. 333- 110131)).
4.01	Specimen Certificate for shares of DSL.net, Inc.’s Common Stock (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (No. 333-80141)).
4.02
Specimen Certificate for shares of DSL.net, Inc.’s Series X Preferred Stock (incorporated by reference to Exhibit 4.01 filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

4.03	Specimen Certificate for shares of DSL.net, Inc.’s Series Y Preferred Stock (incorporated by reference to Exhibit 4.02 filed with our Form 8-K dated as of December 24, 2001).
4.04
Form of Stock Purchase Warrant dated as of October 12, 1999 between DSL.net, Inc. and certain investors (incorporated by reference to Exhibit 4.03 filed with our registration statement on Form S-1 (No. 333-96349)).

4.05
Form of Stock Purchase Warrant dated as of December 27, 2002 between DSL.net, Inc. and certain guarantors (incorporated by reference to Exhibit 4.06 filed with our Annual Report on Form 10-K for the year ended December 31, 2002).

4.06
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

4.08	Form of Stock Purchase Warrant dated as of December 22, 2003 between DSL.net, Inc. and each of the VantagePoint entities.
4.09
Description of Capital Stock (filed as Exhibit 6 to the Registrant's Registration Statement on Form 8-A filed on August 3, 2004 pursuant to Section 12(b) of the Exchange Act and incorporated herein by reference).

4.10
Common Stock Purchase Warrant, dated as of August 31, 2004 between DSL.net and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.3 filed with our registration statement on Form S-3 (No. 333-120264)).

4.11
Common Stock Purchase Warrant, dated as of October 7, 2004 between DSL.net and TN Capital Equities, Ltd. (incorporated by reference to Exhibit 10.4 filed with our registration statement on Form S-3 (No. 333-120264)).

4.12
Form of Common Stock Purchase Warrant issued to certain holders of DSL.net's senior debt, issued by DSL.net on October 7, 2004 (incorporated by reference to Exhibit 10.7 filed with our registration statement on Form S-3 (No. 333-120264)).

10.01†	Amended and Restated 1999 Stock Plan (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (No. 333-80141)).
10.02†	1999 Employee Stock Purchase Plan (incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (No. 333-80141)).
10.03†	Amended and Restated 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.03 filed with our registration statement on Form S-8 (No. 333-89886)).
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

10.15†
Additional Compensation Agreement dated as of December 29, 1998 between DSL.net, Inc. and David Struwas (incorporated by reference to Exhibit 10.18 filed with our registration statement on Form S-1 (No. 333-80141)).

10.16†	Vector Internet Services, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 4.4 filed with our registration statement on Form S-8 (No. 333-39016)).
10.17†	Vector Internet Services, Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 4.5 filed with our registration statement on Form S-8 (No. 333-39016)).

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

10.20
Form of Senior Secured Promissory Note of DSL.net, Inc., issued in connection with the Note and Warrant Purchase Agreement, dated as of July 18, 2003, by and among DSL.net, Inc. and the investors named therein (incorporated by reference to Exhibit 4.01 filed with our Current Report on Form 8-K, dated as of August 4, 2003).

10.21
Form of Warrant to Purchase Shares of Common Stock of DSL.net, Inc., issued in connection with the Note and Warrant Purchase Agreement, dated as of July 18, 2003, by and among DSL.net, Inc. and the investors named therein (incorporated by reference to Exhibit 4.02 filed with our Current Report on Form 8-K, dated as of August 4, 2003).

10.22
Note and Warrant Purchase Agreement, dated as of July 18, 2003, by and among DSL.net, Inc. and the investors named therein (incorporated by reference to Exhibit 10.01 filed with our Current Report on Form 8-K, dated as of August 4, 2003).

10.23
Agency, Guaranty and Security Agreement, dated as of July 18, 2003, by and among DSL.net, Inc., certain of DSL.net, Inc.’s subsidiaries, Deutsche Bank Trust Company Americas, as administrative agent, and the investors named therein (incorporated by reference to Exhibit 10.02 filed with our Current Report on Form 8-K, dated as of August 4, 2003).

10.24
Voting Agreement dated as of July 18, 2003, by and between DSL.net, Inc., the stockholders named therein and the investors named therein (incorporated by reference to Exhibit 10.03 filed with our Current Report on Form 8-K, dated as of August 4, 2003).

10.25
Amended and Restated Stockholders Agreement dated as of July 18, 2003, by and among DSL.net, Inc., the stockholders named therein and the investors named therein (incorporated by reference to Exhibit 10.04 filed with our Current Report on Form 8-K, dated as of August 4, 2003.

10.26†
Stock Option Agreement, dated April 15, 2004, between DSL.net, Inc. and Kirby G. Pickle (incorporated by reference to Exhibit 4.01 filed with our Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2004).

10.27†
Employment Agreement, dated as of April 15, 2004, between DSL.net, Inc. and Kirby G. Pickle (incorporated by reference to Exhibit 10.01 filed with our Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2004).

10.28†	Amended and Restated 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.03 filed with our registration statement on Form S-8 (No. 333-110131)).

10.29†	Agreement, dated as of January 1, 2004, between DSL.net, Inc. and David F. Struwas (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2003).
10.30†	Agreement, dated as of January 1, 2004, between DSL.net, Inc. and J. Keith Markley (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2003).
10.31†
Agreement, dated as of January 1, 2004, between DSL.net, Inc. and Robert J. DeSantis (incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2003).

10.32
Second Amended and Restated Stockholders Agreement dated as of July 22, 2004, by and among DSL.net, Inc., the stockholders named therein and the investors named therein (incorporated by reference to Exhibit 5 filed on Form 8-A, dated as of August 3, 2004).

10.33
Security Agreement by and between DSL.net, Inc. and Laurus Master Fund, Ltd., dated as of August 31, 2004 (incorporated by reference to Exhibit 10.1 filed with our registration statement on Form S-3 (No. 333-120264)).

10.34
Minimum Borrowing Note Registration Rights Agreement by and between DSL.net, Inc. and Laurus Master Fund, Ltd., dated as of August 31, 2004 (incorporated by reference to Exhibit 10.2 filed with our registration statement on Form S-3 (No. 333-120264)).

10.35
Minimum Borrowing Note issued by DSL.net, Inc. to Laurus Master Fund, Ltd. on August 31, 2004 (incorporated by reference to Exhibit 10.5 filed with our registration statement on Form S-3 (No. 333-120264)).

10.36
Secured Revolving Note issued by DSL.net, Inc. to Laurus Master Fund, Ltd. on August 31, 2004 (incorporated by reference to Exhibit 10.6 filed with our registration statement on Form S-3 (No. 333-120264)).

10.37
Subordination Agreement between DSL.net, Inc. and certain holders of DSL.net, Inc.'s senior debt, dated as of October 7, 2004 (incorporated by reference to Exhibit 10.8 filed with our registration statement on Form S-3 (No. 333-120264)).

10.38*
Waiver to the Agency Agreement, dated as of October 7, 2004, by and among DSL.net, Inc., DSLnet Communications Puerto Rico, Inc., DSLnet Communications VA, Inc., Tycho Networks, Inc., Vector Internet Services, Inc., DSLnet Atlantic LLC, Deutsche Bank Trust Company Americas, as Agent, Deutsche Bank AG London, VantagePoint Venture Partners III (Q), L.P., VantagePoint Venture Partners III, L.P., VantagePoint Communications Partners, L.P. and VantagePoint Venture Partners 1996, L.P.

10.39*†	Form of Compensation Agreement, dated as of February 3, 2005, between DSL.net, Inc. and certain named officers of DSL.net, Inc., as identified on Schedule A thereto.
10.40*†	Amended and Restated 2001 Stock Option and Incentive Plan, as amended as of February 9, 2005.
21.01	Subsidiaries of DSL.net, Inc. (incorporated by reference to Exhibit 21.01 filed with our Annual Report on Form 10-K for the year ended 2002).

23.01*	Consent of PricewaterhouseCoopers LLP.
24.01*	Power of Attorney (see signature page hereto).

31.1*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Indicates a management contract or any compensatory plan, contract or arrangement.