Form 10-Q
period 2005-03-31
DSL NET INC
filed 2005-05-12
CIK 1085866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of May 7, 2005, the registrant had 233,620,817 shares of common stock outstanding.

DSL.net, Inc.

INDEX

		Page
		Number
	Part I - Financial Information

Item 1.	Consolidated Financial Statements	2

	Consolidated Balance Sheets (unaudited) at March 31, 2005 and
	December 31, 2004	2

	Consolidated Statements of Operations (unaudited) for the three months
	ended March 31, 2005 and 2004	3

	Consolidated Statements of Cash Flows (unaudited) for the three months
	ended March 31, 2005 and 2004	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	32

	Part II - Other Information

Item 6.	Exhibits	32

Signature		34

Exhibit Index		35

DSL.net, Inc.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(unaudited)

ASSETS
	March 31,	December 31,
	2005	2004
Current assets:
Cash and cash equivalents	$7,995	$7,079
Accounts receivable (net of allowances of $753 and $874 at
March 31, 2005 and December 31, 2004, respectively)	5,798	6,344
Inventory	394	438
Deferred costs	292	424
Prepaid expenses and other current assets	1,547	3,914
Total current assets	16,026	18,199

Fixed assets, net	10,808	12,719
Goodwill	8,482	8,482
Other intangible assets, net	18	47
Other assets	1,180	1,415
Total assets	$36,514	$40,862

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,986	$5,887
Accrued salaries	869	730
Accrued liabilities	1,853	2,459
Deferred revenue	4,411	4,800
Current portion of capital leases payable	25	50
Total current liabilities	11,144	13,926

Notes payable, net of discount	16,618	14,544
Financial instrument derivatives	148	286
Total liabilities	27,910	28,756

Commitments and contingencies (Note 7)

Stockholders' equity :
Preferred Stock: 20,000,000 preferred shares authorized: 14,000 shares designated as Series Z, $.001 par value; 14,000 shares issued and outstanding as of March 31, 2005 and December 31, 2004; liquidation preference: $15,680 as of March 31, 2005 and December 31, 2004	2,630	2,630

Common stock, $.0005 par value; 800,000,000 shares authorized, 233,620,817 and 233,619,817 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	117	117
Additional paid-in capital	352,076	352,076
Accumulated deficit	(346,219)	(342,717)
Total stockholders' equity	8,604	12,106

Total liabilities and stockholders' equity	$36,514	$40,862

The accompanying notes are an integral part of these consolidated financial statements.

DSL.net, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2005	2004

Revenue	$15,440	$17,820

Operating expenses:
Network (a)	10,069	12,199
Operations	1,765	3,189
General and administrative (a)	2,707	2,927
Sales and marketing	430	2,343
Depreciation and amortization	2,000	3,318
Total operating expenses	16,971	23,976

Operating loss	(1,531)	(6,156)

Interest (expense) income, net	(2,109)	(981)
Other income (expense), net	138	74

Net loss	$(3,502)	$(7,063)

Net loss applicable to common stockholders:
Net loss	$(3,502)	$(7,063)
Dividends on preferred stock	—	(490)
Accretion of preferred stock	—	(3,452)

Net loss applicable to common stockholders	$(3,502)	$(11,005)

Net loss per share, basic and diluted	$(0.01)	$(0.08)

Shares used in computing net loss per share, basic and diluted	233,620,150	136,459,553

(a) Depreciation and amortization were excluded from the following operating expense line items and presented as a separate operating expense line item:

Depreciation and amortization:
Network	$1,824	$2,766
General and administrative	176	552
Total	$2,000	$3,318

The accompanying notes are an integral part of these consolidated financial statements.

DSL.net, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,502)	$(7,063)

Reconciliation of net loss to net cash (used) in
operating activities:
Depreciation and amortization	2,000	3,318
Bad debt expense	219	292
Sales credits and allowances	(85)	123
Amortization of deferred debt issuance costs and debt discount	1,980	917
Non-cash mark to market adjustment	(138)	—
Loss on sale/write-off of fixed assets	—	20
Net changes in assets and liabilities, net of acquired assets:
Decrease in accounts receivable	412	264
Decrease / (increase) in prepaid and other current assets	113	(707)
Decrease in other assets	235	118
(Decrease) / increase in accounts payable	(1,901)	1,969
Increase in accrued salaries	139	210
(Decrease) in accrued expenses	(512)	(2,684)
(Decrease) in deferred revenue	(389)	(55)
Net cash used in operating activities	(1,429)	(3,278)

Cash flows from investing activities:
Purchases of property and equipment	(60)	(207)
Decrease / (increase) in restricted cash	2,430	(1)
Net cash provided by (used) in investing activities	2,370	(208)

Cash flows from financing activities:
Proceeds from common stock issuance	—	12
Principal payments under capital lease obligations	(25)	(35)
Net cash used by financing activities	(25)	(23)

Net increase / (decrease) increase in cash and cash equivalents	916	(3,509)
Cash and cash equivalents at beginning of the period	7,079	13,779
Cash and cash equivalents at end of the period	$7,995	$10,270

Supplemental disclosure:
Cash paid: interest	$76	$4

Fixed asset purchases included in accounts payable	$3	$32

Supplemental disclosure of non-cash financing activities:
During the first quarter of 2004, a total of 6,000 shares of Series X Preferred Stock were converted into 33,333,333 shares of common stock and $1,560 of accrued dividends pertaining thereto were paid by issuing 2,316,832 shares of common stock (Note 8).

Also during the first quarter 2004, 1,000 shares of Series Y Preferred Stock were converted into 2,260,910 shares of common stock and $221 of accrued dividends pertaining thereto were paid by issuing 309,864 shares of common stock. (Note 8).

Also during the first quarter of 2004, the Company issued 413,160 shares of its common stock upon the exercise of 1,358,025 stock warrants granted in connection with certain loan guarantees in a cashless exchange (Note 8).

The accompanying notes are an integral part of these consolidated financial statements.

DSL.net, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

1. Summary of Significant Accounting Policies

A. Basis of Presentation

The consolidated financial statements (“financial statements”) of DSL.net, Inc. (“DSL.net” or the “Company”) at March 31, 2005 and for the three months ended March 31, 2005 and 2004 are unaudited, but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) that DSL.net considers necessary for a fair presentation of its financial position and operating results. Operating results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for any future periods.

These financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions, rules and regulations. While management believes the disclosures presented are adequate to make these financial statements not misleading, these financial statements should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, which has been filed with the SEC.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. The markets for the Company’s services are characterized by intense competition, rapid technological development, regulatory and legislative changes, and frequent new product introductions, all of which could impact the reported amounts and future value of the Company’s assets and liabilities. Actual results may differ from those estimates.

The Company evaluates its estimates on an on-going basis. The most significant estimates relate to revenue recognition, goodwill, intangible assets and other long-lived assets, the allowance for doubtful accounts, the fair value of financial instruments and derivatives, and contingencies and litigation. Such estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

The Company has one reportable business operating segment under the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 131.

The Company believes the following critical accounting policies affect the Company’s more significant judgments and estimates used in the preparation of its consolidated financial statements:

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which outlines the four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees.

Revenue is recognized pursuant to the terms of each contract on a monthly service fee basis, which varies based on the speed of the customer’s broadband connection and the services ordered by the customer. The monthly fee includes phone line charges, Internet access charges, the cost of any leased equipment installed at the customer's site and fees for the other services provided by the Company, as applicable. Revenue that is billed in advance of the services provided is deferred until the services are provided by the Company. Revenue related to installation charges is also deferred and amortized to revenue over 18 months, which is the average customer life of the existing customer base. Installation direct costs incurred (up to the amount of deferred revenue) are also deferred and amortized to expense over 18 months. Any excess of direct costs over installation charges are charged to expense as incurred. In certain instances, the Company negotiates credits and allowances for service related matters. The Company establishes a reserve against revenue for such credits based on historical experience. From time to time the Company offers sales incentives to its customers in the form of rebates toward select installation services and customer premise equipment. The Company records a liability based on historical experience for such estimated rebate costs, with a corresponding reduction to revenue.

The Company seeks to price its services competitively. The market for high-speed data communications services and Internet access is rapidly evolving and intensely competitive. While many competitors and potential competitors may enjoy competitive advantages over the Company, the Company is pursuing a significant market that, management believes, is currently under-served. During the past several years, market prices for many telecommunications services and equipment have been declining, which is a trend that might continue. Although pricing is an important part of the Company’s strategy, management believes that its direct relationships with its customers and consistent, high quality service and customer support are key to generating and maintaining customer loyalty.

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill represents the excess purchase price over the fair value of identifiable net assets of businesses acquired and is not amortized. Other intangible assets are amortized on a straight-line basis over the estimated future periods to be benefited, ranging from two to five years.

The Company reviews the recoverability of goodwill annually, or when events and circumstances change, by comparing the estimated fair values, based on a discounted forecast of future cash flows, of reporting units with their respective net book values. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying value of goodwill over its implied fair value. There was no impairment of goodwill at March 31, 2005 and December 31, 2004.

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of,” which requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets. There was no impairment of long-lived assets at March 31, 2005 and December 31, 2004.

If market conditions become less favorable, future cash flows (the key variable in assessing the impairment of these assets) may decrease and as a result the Company may be required to recognize impairment charges.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Such allowance requires management’s estimates and judgments and is computed based on historical experience using varying percentages of aged receivables. The Company principally sells its services directly to end users mainly consisting of small to medium sized businesses, but the Company also sells its services to certain resellers, such as Internet service providers (“ISPs”). The Company believes that it does not have significant exposure or concentrations of credit risk with respect to any given customer. However, if the country or any region the Company services experiences an economic downturn, the financial condition of the Company’s customers could be adversely affected, which could result in their inability to make payments to the Company. This could require additional provisions for doubtful accounts and an increase in the allowance. In addition, a negative impact on revenue and cash flows related to those customers may occur. No individual customer accounted for more than 5% of revenue for the three months ended March 31, 2005 and 2004.

Fair Value of Financial Instruments and Derivatives

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designated are based on the exposures hedged. Changes in the fair value of derivatives designated as fair value hedges are recognized in earnings along with fair value changes of the hedged item. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) and are recognized in earnings when the hedged item affects earnings. Changes in the fair value of derivative instruments which are not designated as hedges are recognized in earnings as other income (loss). At March 31, 2005 and December 31, 2004, the Company did not have any derivative instruments that were designated as hedges.

The Company has issued various financial debt and/or equity instruments, some of which have required a determination of their fair value and/or the fair value of certain related derivatives, where quoted market prices were not published or readily available. The Company bases its fair value determinations on valuation techniques that require judgments and estimates including discount rates used in applying present value analyses, the length of historical look-backs used in determining the volatility of its stock, expected future interest rate assumptions and probability assessments.

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

From time to time, the Company may hire independent valuation specialists to perform and or assist in the fair value determination of such instruments.

Contingencies and Litigation

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

Inventory

Inventories consist of modems and routers (customer premise equipment or “CPE”) which the Company sells or leases to customers and are required to establish a high speed DSL or T-1 digital connection. Inventories are stated at the lower of cost or market. Cost of inventory is determined on the “first-in, first-out” (“FIFO”) or average cost methods. The Company establishes inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand and technology.

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

The Company has not generated any taxable income to date and, therefore, has not paid any federal income taxes or state taxes based on income since inception. The Company’s state net operating loss carryforwards began to expire in 2004 and its federal net operating loss carryforwards begin to expire in 2019. Use of the Company’s net operating loss carryforwards may be subject to significant annual limitations resulting from a change in control due to securities issuances including the Company’s sales of its mandatorily redeemable convertible Series X preferred stock (the “Series X Preferred Stock”) and its mandatorily redeemable convertible Series Y preferred stock (the “Series Y Preferred Stock”) in 2001 and 2002 and from the sale of $30,000 in notes and warrants in 2003. The Company is currently assessing the potential impact resulting from these transactions. The Company has provided a valuation allowance for the full amount of the net deferred tax asset since it has not determined that it is more likely than not that these future benefits will be realized.

B. Earnings (Loss) Per Share

The Company computes earnings (loss) per share pursuant to SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share is computed by dividing income or loss applicable to common stockholders by the weighted average number of shares of the Company's common stock outstanding during the period, excluding shares subject to repurchase.

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

The following options and warrants and convertible preferred stock were excluded from the calculation of earnings per share since their inclusion would be anti-dilutive for all periods presented:

	Shares of Common Stock
	March 31,
	2005	2004
Options to purchase common stock	38,562,713	32,359,777
Warrants to purchase common stock	192,212,192	171,747,621
Preferred Series X stock convertible to common stock	—	77,777,778
Total	230,774,905	281,885,176

As of March 31, 2005, the Company had 233,620,817 shares of common stock issued and outstanding. As of December 31, 2004, the Company had 233,619,817 shares of common stock issued and outstanding. The increase during the first quarter of 2005 resulted from 1,000 shares of common stock issued to employees participating in the Company’s 1999 Employee Stock Purchase Plan. The weighted average number of shares of common stock outstanding used in computing earnings per share for the three months ended March 31, 2005 and 2004 was 233,620,150 and 136,459,553, respectively.

C. Incentive Stock Award Plans

As of March 31, 2005, the Company had five stock-based employee compensation plans, which are described more fully in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The Company accounts for stock-based compensation under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, compensation expense is not recognized for the fair market value of options on the date of grant.

The following table presents the effect on the Company's net loss and net loss per share as if the Company had applied the fair value method of accounting for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”):

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2005	2004

Net loss, as reported	$(3,502)	$(7,063)
Deduct: total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(951)	(703)
Pro forma under SFAS 123	$(4,453)	$(7,766)

Net loss applicable to common stockholders:
As reported	$(3,502)	$(11,005)
Pro forma under SFAS 123	$(4,453)	$(11,708)
Basic and diluted net loss per common share:
As reported	$(0.01)	$(0.08)
Pro forma under SFAS 123	$(0.02)	$(0.09)

The estimated fair value at date of grant for options granted during the three months ended March 31, 2005 ranged from $0.10 to $0.20 per share, and for the three months ended March 31, 2004 ranged from $0.56 to $0.71 per share. The minimum value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2005	2004

Risk free interest rate	3.38-4.15%	1.96-2.95%
Expected dividend yield	None	None
Expected life of option	3-4 Years	3-4 Years
Expected volatility	96%-102%	145%

As additional options are expected to be granted in future periods, and the options vest over several years, the above pro forma results are not necessarily indicative of future pro forma results.

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

D. Recently Issued Accounting Pronouncements

In September 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 04-10 “Applying Paragraph 19 of Financial Accounting Standards Board (“FASB”) Statement No. 131, ‘Disclosures about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments that do not Meet the Quantitative Thresholds.” EITF No. 04-10 presents guidelines for two alternative approaches in determining whether to aggregate operating segments and is effective for fiscal years ending after October 13, 2004. The Company has determined that EITF No. 04-10 did not have an impact on its operating segment disclosures.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

The provisions of this statement are effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company expects to adopt the standard on January 1, 2006. The Company is evaluating the requirements of SFAS 123R and has not determined its method of adoption or its impact on its financial condition or results of operations.

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

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

2. Liquidity

As reflected in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the Company incurred operating losses of approximately $18,001 and negative operating cash flows of approximately $7,541. During the three months ended March 31, 2005, the Company incurred operating losses of approximately $1,531 and negative operating cash flows of approximately $1,429. These operating losses and negative operating cash flows have been financed primarily by proceeds from debt and equity issuances. The Company had accumulated deficits of approximately $346,219 at March 31, 2005 and $342,717 at December 31, 2004. The Company expects its operating losses, net operating cash outflows and capital expenditures to continue through 2005.

The Company successfully completed equity financing transactions of approximately $10,000 in March 2002 and $8,500 in May 2002 (which, after cancellation of certain bridge loans, yielded net proceeds of approximately $5,000). On July 18, 2003, the Company successfully raised approximately $30,000 in debt and equity financing. In addition, on October 7, 2004, the Company raised $4,250 in a secured convertible note and warrant financing (Note 6). The Company’s independent registered public accounting firm has noted in their report on the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 that the Company’s sustained operating losses raise substantial doubt about its ability to continue as a going concern. Based on its current business plans and projections, the Company believes that its existing cash resources and cash expected to be generated from operations will be sufficient to fund its operating losses, capital expenditures, lease payments and working capital requirements at least into the fourth quarter of 2005. As a result, the Company will need to raise additional financing in 2005, through some combination of borrowings or the sale of equity or debt securities, in order to finance its ongoing operating requirements and to enable it to repay all of its existing long-term debt. The Company is pursuing financing alternatives to fund its anticipated cash deficiency and to refinance its existing long-term debt. The Company may not be able to raise sufficient additional debt, equity or other capital on acceptable terms, if at all. Failure to generate sufficient revenues, contain certain discretionary spending, achieve certain other business plan objectives, refinance the Company’s long-term debt or raise additional funds could have a material adverse affect on the Company’s results of operations, cash flows and financial position, including its ability to continue as a going concern, and may require it to significantly reduce, reorganize, discontinue or shut down its operations.

The Company’s cash requirements and financial performance, including its ability to achieve and sustain profitability or become and remain cash flow positive, may vary based upon a number of factors, including:

•	the Company's ability to raise sufficient additional capital;

•	the Company's business plans or projections change or prove to be inaccurate;

•	the Company's determination to curtail and/or reorganize its operations;

•	the development of the high-speed data and integrated voice and data communications industries and the Company’s ability to compete effectively in such industries;

•	the amount, timing and pricing of customer revenue;

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

•	the Company’s ability to retain existing customers and associated revenue;

•	the availability, timing and pricing of acquisition opportunities, and the Company’s ability to capitalize on such opportunities;

•
the Company's identification of and generation of synergies with potential business combination candidates, and the Company’s ability to close any transactions with such parties on favorable terms, if at all;

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

•	the Company’s ability to establish and maintain relationships with marketing partners;

•	the successful implementation and management of financial, information management and operations support systems to efficiently and cost-effectively manage the Company’s operations and growth; and

•	favorable outcomes of numerous federal and state regulatory proceedings and related judicial proceedings, including proceedings relating to the 1996 Telecommunications Act.

There can be no assurance that the Company will be able to achieve its business plan objectives or that it will achieve cash flow positive operating results. If the Company is unable to generate adequate funds from its operations or raise additional funds, it may not be able to repay its existing debt, continue to operate its network, respond to competitive pressures or fund its operations. As a result, the Company may be required to significantly reduce, reorganize, discontinue or shut down its operations. The Company’s financial statements do not include any adjustments that might result from these uncertainties.

3. Stockholders' Equity

During the three months ended March 31, 2005, the Company issued 1,000 shares of its common stock to employees participating in its 1999 Employee Stock Purchase Plan. During the three months ended March 31, 2004, the Company issued 33,333,333 and 2,316,832 shares of its common stock, respectively, upon the conversion of 6,000 shares of Series X Preferred Stock and as payment for approximately $1,560 of accrued dividends on such converted shares of Series X Preferred Stock (Note 8). Also during the first quarter of 2004, the Company issued 2,260,910 and 309,864 shares of its common stock, respectively, upon the conversion of 1,000 shares of Series Y Preferred Stock and as payment for approximately $221 of accrued dividends on such converted shares of Series Y Preferred Stock (Note 8). In addition, during the first quarter of 2004, the Company issued 413,160 shares of its common stock, upon the exercise of 1,358,025 stock warrants granted in connection with certain loan guarantees and it issued 30,467 and 6,336 shares of its common stock, respectively, upon exercises of employee stock options and to employees participating in the Company’s 1999 Employee Stock Purchase Plan.

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

4. Restructuring

The Company had no restructuring charges during the first quarter of 2005 and has no restructuring reserve balance at March 31, 2005.

In March, 2004, the Company reduced its workforce by 62 employees at its locations in New Haven, Connecticut; Herndon, Virginia; Minneapolis, Minnesota and Wilmington, North Carolina. As a result, the Company incurred approximately $160 in restructuring charges pertaining to severance and benefits payments.

During the first quarter of 2004, the Company charged approximately $156 against its restructuring reserves which related to facilities expense associated with the Company’s vacated office space in Santa Cruz, California. The Company’s restructuring reserve balance as of March 31, 2004, of approximately $384, represented estimated costs associated with such vacated facility and was included in the Company’s accrued liabilities.

5. Goodwill and Other Intangible Assets

The following table shows the gross and unamortized balances of other intangible assets which are comprised solely of customer lists:

March 31, 2005			December 31, 2004
	Accumulated			Accumulated
Gross	Amortization	Net	Gross	Amortization	Net

$ 15,483	$ 15,465	$ 18	$ 15,483	$ 15,436	$ 47

Amortization expense of other intangible assets for the three months ended March 31, 2005 and 2004 was $29 and $267, respectively. The unamortized balance of customer lists as of March 31, 2005, of $18 will be fully amortized during 2005.

In accordance with the provisions SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which became effective on January 1, 2002, the Company ceased to amortize $8,482 of goodwill in accordance with of SFAS 142.

In lieu of amortization, the Company made an initial impairment review of its goodwill in January of 2002 which did not result in any impairment adjustments. Impairment reviews have also been performed annually thereafter. The Company did not record any goodwill impairment adjustments resulting from its impairment reviews. The Company did not acquire nor dispose of any goodwill during the first quarter of 2005 or the calendar year 2004, therefore, the carrying value of the goodwill at March 31, 2005 and December 31, 2004 was $8,482. The Company will continue to perform annual impairment reviews, unless a change in circumstances requires a review in the interim.

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

6. Debt

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

The Company and Laurus had placed the transactions and funds into escrow on August 31, 2004, pending the Company's procurement of a waiver of certain rights of Deutsche Bank AG London, acting through DB Advisors LLC as Investment Agent (“Deutsche Bank”), and VantagePoint Venture Partners III (Q), L.P., VantagePoint Venture Partners III, L.P., VantagePoint Communications Partners, L.P. and VantagePoint Venture Partners 1996, L.P. (collectively, “VantagePoint,” and, together with Deutsche Bank, the “Investors”), represented by Deutsche Bank Trust Company Americas, the administrative agent to the Investors (“DBTCA”), and agreement from such Investors to subordinate their lien on trade accounts receivable of the Company to the lien granted to Laurus. On October 7, 2004, the Company reached agreement with Laurus and the Investors on subordination terms and the initial financing proceeds of $4,250 were released from escrow, of which $4,024 were deposited into a Company account with DBTCA. Upon closing the transaction, the Company's withdrawal and use of such financing proceeds was subject to the prior approval of Deutsche Bank and DBTCA. During the period following the closing of this transaction through March 31, 2005, the Company sought and received all requisite approvals of the Deutsche Bank entities necessary to withdraw and use all of the proceeds from the Laurus financing.

The Laurus Notes mature on August 1, 2006. Annual interest on the Laurus Notes is equal to the prime rate published in The Wall Street Journal from time to time, plus two percent rate (7% as of March 31, 2005), provided, that such annual rate of interest on the Laurus Notes may not be less than six percent or more than seven percent. Notwithstanding the six percent interest rate floor, the interest rate on the Laurus Notes will be decreased two percent per annum for each 25% increase in the price of the Company’s common stock above $0.28 per share, if, at that time, the Company has on file with the SEC an effective registration statement for the resale of shares of common stock issued or issuable upon conversion of the MB Note and upon exercise of the Laurus Warrant and, if not, the interest rate will be decreased one percent per annum for each 25% increase in the price of the Company’s common stock above $0.28 per share. As of February 4, 2005, the Company has on file with the SEC an effective registration statement for the resale of shares of common stock underlying the MB Note and Laurus Warrant. Any change in the interest rate on the Laurus Notes will be determined on a monthly basis. In no event will the interest rate on the Laurus Notes be less than 0.00%. Interest on the Laurus Notes is payable monthly in arrears on the first day of each month during the term of the Laurus Notes.

The initial fixed conversion price under the Laurus Notes is $0.28 per share. The initial conversion price and the number of shares of the Company’s common stock issuable upon conversion of the each of the Laurus Notes are subject to adjustment in the event that the Company reclassifies, subdivides or combines its outstanding shares of common stock or issues additional shares of its common stock as a dividend on its outstanding shares of common stock. The fixed conversion price is subject to anti-dilution protection adjustments, on a weighted average basis,

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

upon the Company's issuance of additional shares of common stock at a price that is less than the then current fixed conversion price. Subject to certain limitations, Laurus may, at any time, convert the outstanding indebtedness of each of the Laurus Notes into shares of the Company’s common stock at the then applicable conversion price. Subject to certain trading volume and other limitations, the MB Note will automatically convert at the then applicable conversion price into shares of the Company’s common stock if, at any time while an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”), for the resale of the Company’s common stock underlying the MB Note and Laurus Warrant is outstanding, the average closing price of the Company’s common stock for ten consecutive trading days is at least $0.31, subject to certain adjustments. The Revolving Note is potentially convertible into more than $750 worth of the Company’s common stock, depending upon the amount of aggregate borrowings by the Company under the Revolving Note and the amount of conversions by Laurus.

The Laurus Warrant grants Laurus the right to purchase up to 1,143,000 shares of the Company’s common stock at an exercise price of $0.35 per share. On October 7, 2004, the Company also issued a warrant to purchase 178,571 shares of the Company’s common stock at an exercise price of $0.35, and made a cash payment of approximately $38, to TN Capital Equities, Ltd. (“TN”), as compensation for TN having served as the placement agent in the financing transaction with Laurus. The Laurus Warrant and the warrant issued to TN each expire on August 31, 2009. Under the terms of the Minimum Borrowing Note Registration Rights Agreement, Laurus has been afforded certain registration rights with respect to the shares of the Company’s common stock underlying the MB Note and the Laurus Warrant. TN was also afforded piggyback registration rights for the shares of the Company’s common stock underlying the warrant it received. On November 5, 2004, the Company filed with the SEC a preliminary registration statement on Form S-3 covering the potential resale of the shares of common stock underlying the MB Note, the Laurus Warrant and the warrant issued to TN. The registration statement was declared effective and the Company filed with the SEC its Rule 424(b) final prospectus on February 4, 2005.

In exchange for agreement by the Investors to subordinate to Laurus their prior lien on certain of the Company’s accounts receivable, the Company issued warrants to the Investors (the “2004 Warrants”), allocated ratably in accordance with the Investors’ interests in the Company's July 2003 note and warrant financing, to purchase up to an aggregate of 19,143,000 shares of common stock. The 2004 Warrants were approved by the Company’s stockholders on February 9, 2005; expire on July 18, 2006; and are exercisable solely in the event of a change of control of the Company where the price paid per share of common stock or the value per share of common stock retained by the Company's common stockholders in any such change of control (the “Change of Control Price”) is less than the then current per share exercise price of the warrants issued as part of the Company’s July 2003 financing led by Deutsche Bank. The exercise price of the 2004 Warrants will be calculated at the time of a qualifying change of control of the Company, if any, and will be equal to the Change of Control Price. The Investors have been afforded certain registration rights with regard to the 2004 Warrants. As a condition to the Company's issuance of the 2004 Warrants, the Investors waived any anti-dilution rights to which they might otherwise be entitled under all warrants previously issued to the Investors resulting from the issuance or exercise of the 2004 Warrants. The Company determined that the fair value of the 2004 Warrants is not material and accordingly no modifications to the July 18, 2003 note and warrant transaction was required.

The Company determined, in accordance with the guidance of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” that the following derivatives resulted from the Laurus financing transaction described above: (i) the conversion option of the MB Note and (ii) the 1,321,571 warrants issued to Laurus and TN. Accordingly, the Company recorded the fair value of these derivatives approximating $231 as a debt discount and a non-current liability on its

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

consolidated balance sheet. The note discount is being amortized to interest expense using the “Effective Interest Method” of amortization over the 22 month term of the Laurus Notes. For the three months ended March 31, 2005, approximately $30 of this note discount was amortized to interest expense. At March 31, 2005, the value of the derivatives was decreased by approximately $138 to the then current fair value of approximately $148 with a corresponding increase to other income. At December 31, 2004, the value of the derivatives was increased by approximately $55 to the then current fair value of approximately $286 with a corresponding charge to other expense. The Company will continue to mark these derivatives to market on a quarterly basis.

7. Commitments and Contingencies

Commitments

Under the Company’s facility operating leases, minimum operating lease payments are approximately $1,293 in 2005, $594 in 2006, $169 in 2007, $169 in 2007 and $14 in 2008.

The Company has varying purchase commitments with certain service providers that range from one to five years all of which may be cancelled with prior written notice of which some are subject to early termination fees.

Contingencies

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

In February 2005, the Federal Communications Commission (the “FCC”) issued its Triennial Review Remand Order (the “TRRO”) and adopted new rules, effective March 11, 2005, governing the obligations of incumbent local exchange carriers (“ILECs”) to afford access to certain of their network elements, if at all, and the cost of such facilities. Among other things, the TRRO reduces the ILECs’ obligations to provide high-capacity DS1 loops and DS1 and DS3 dedicated transport facilities between certain ILEC wire centers that are deemed to be sufficiently competitive, based upon the number of fiber collocators or the number of business access lines within such wire centers. The TRRO eliminates, over time, the ILECs’ obligations to provide these high-capacity circuits to competitive local exchange carriers (“CLEC”) like the Company at the discounted rates CLECs have historically received under the 1996 Telecommunications Act. Beginning in March 2005, the costs for those of the Company’s existing high-capacity circuits impacted by the FCC’s new rules increased by 15%. By March 10, 2006, the Company will be required to transition those existing facilities to alternative arrangements, such as other competitive facilities or the higher-priced “special access services” offered by the ILECs. Additionally, subject to any contractual protections the Company may have under its existing interconnection agreements with ILECs, beginning March 11, 2005, the Company is subject to the ILECs’ higher “special access” pricing for any new installations of DS1 loops and/or DS1 and DS3 transport facilities in the impacted ILEC wire centers. Although the Company is currently assessing the potential impact of these price increases on its network operating expense, as well as evaluating network configuration alternatives that may help minimize the impact of these increases, the Company currently estimates that its

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

network operating expense will increase by approximately $20 per month as a result of the March 2005 pricing changes.

In certain markets where the Company has not deployed its own equipment, the Company utilizes local facilities from wholesale providers, including Covad Communications (“Covad”), in order to provide service to its end-user customers. These wholesale providers may terminate their service with little or no notice. The failure of Covad or any of the Company’s other wholesale providers to provide acceptable service could have a material adverse effect on the Company’s operations. There can be no assurance that Covad or other wholesale providers will be successful in managing their operations and business plans.

The Company transmits data across its network via transmission facilities that are leased from certain carriers, including Level 3 Communications, Inc. and MCI. The failure of any of the Company’s data transport carriers to provide acceptable service on acceptable terms could have a material adverse effect on the Company’s operations.

8. Mandatorily Redeemable Convertible Preferred Stock

As more fully described in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the Company entered into a Series X Preferred Stock Purchase Agreement with VantagePoint on November 14, 2001 (the “Series X Purchase Agreement”), relating to the sale and purchase of up to an aggregate of 20,000 shares of Series X Preferred Stock at a purchase price of $1,000 per share. On December 24, 2001, the Company entered into a Series Y Preferred Stock Purchase Agreement (the “Series Y Purchase Agreement”) with Columbia Capital Equity Partners III, L.P., Columbia Capital Equity Partners II, L.P., The Lafayette Investment Fund, L.P., Charles River Partnership X, a Limited Partnership, and N.I.G. Broadslate (collectively with their assigns, the “Series Y Investors”), relating to the sale and purchase of up to an aggregate of 15,000 shares of Series Y Preferred Stock at a purchase price of $1,000 per share.

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

During the third and fourth quarters of 2003, the Series Y Investors converted 14,000 shares of Series Y Preferred Stock into 35,140,012 shares of the Company’s common stock (including shares issued as dividends).

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

As a result of the above described conversions of 6,000 shares of Series X Preferred Stock and 1,000 shares of Series Y Preferred stock during the first quarter of 2004, the Company was required to accelerate the unaccreted beneficial conversion feature (“BCF”) related to such shares, which amounted to an additional $2,850 of preferred stock accretion charged in the first quarter of 2004.

The Series X Preferred Stock and Series Y Preferred Stock activity during the three months ended March 31, 2004 is summarized as follows:

	Mandatorily
	Redeemable Convertible Preferred Stock
	Series X		Series Y
	Shares	Amount	Shares	Amount

Balance December 31, 2003	20,000	$16,231	1,000	$788

Conversion of Series Y Preferred Stock to common stock	(6,000)	(6,000)	(1,000)	(1,000)

Payment of dividends on converted Series Y Preferred Stock		(1,560)		(221)

Accrued dividends on Series X and Y Preferred Stock		480		10

Accretion of beneficial conversion feature of Series X and Y Preferred Stock		3,029		423
Balance March 31, 2004	14,000	$12,180	—	$—

As more fully described in the Company’s audited financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2004, the remaining 14,000 shares of Series X Preferred Stock were converted into 89,487,917 shares of the Company’s common stock (including shares issued as payment for accrued dividends) during the third quarter of 2004. As a result, there were no outstanding shares of Series X or Series Y Preferred Stock at March 31, 2005 or December 31, 2004.

9. Related Party Transactions

The Company had no related party transactions during the first quarter of 2005. For further information regarding related party transactions as of December 31, 2004, refer to the Company’s consolidated financial statements and footnotes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2004.

(Dollars in Thousands, Except Per Share Amounts)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of DSL.net, Inc. should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004, which has been filed with the Securities and Exchange Commission (the “SEC”).

Overview

Our Business.

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

Our Challenges and Opportunities.

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

During 2004 we focused on reducing operating losses and increasing gross margins. On March 25 and September 21, 2004, we implemented reductions-in-force of 62 and 32 employees, respectively, as part of our cost reduction measures. In connection with this latter reduction-in-force, during the third quarter of 2004, we began implementing a new sales and marketing strategy by reorganizing our inside sales force, reducing funding for certain sales and marketing activities, and re-directing our focus to sales of multi-line accounts and sales of higher margin services, including our integrated voice and data services and T-1 data services. As a result of these and

(Dollars in Thousands, Except Per Share Amounts)

other cost-savings measures, we achieved positive operating cash flow results in the fourth quarter of 2004 for the first time in our history. However, our cost reduction measures, and particularly, our sales force reductions, have placed, and continue to place, downward pressure on our ability to sustain or grow our revenue base. Additionally, like many of our competitors, we experience a degree of customer disconnects or “churn” due to competitive pricing pressures and other factors, which churn is in excess of the rate that we are currently acquiring new customers. In response to this, we have implemented a program pursuant to which our customer retention representatives proactively endeavor to renew existing customers to service agreements prior to or at the time of initial term expiration. While we are taking measures to control customer churn, our ability to generate and sustain positive operating cash flow will be dependent, in large part, on our ability to obtain additional funding to support our working capital needs and increase our sales and customer acquisition activities, while continuing to further control our operating costs. There can be no assurance that we will be able to obtain additional funding, increase our sales or further control our operating costs in future periods, or, if we do raise additional funds, that we will generate incremental revenue in excess of revenue lost through customer churn (see “Liquidity and Capital Resources,” discussed below).

While the foregoing operational and market factors pose significant challenges for our business, we believe our current operating results, facilities-based voice and data network and established customer base favorably position us to leverage opportunities in our industry, provided we obtain the additional financing required to support our operations and growth strategy.

Operating Cash Flow. Our operating cash flow for the first quarter of 2005 was negative $1,429, a 56% improvement over operating cash flow of negative $3,278 for the first quarter of 2004. Our operating cash flow for the year ended December 31, 2004 was negative $7,541, a 45% improvement over operating cash flow of negative $13,715 for the year ended December 31, 2003.

Greater Utilization of our Network to Drive Higher Margins. We have an extensive facilities-based network with the major portion of our footprint in the densest business communications corridor in the country. We continue to prioritize the sale and renewal of services provisioned directly over our network and the sale and renewal of T-1 and integrated voice and data services, all of which yield higher margins.

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

Critical Accounting Policies, Estimates and Risks

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The

(Dollars in Thousands, Except Per Share Amounts)

markets for our services are characterized by intense competition, rapid technological development, regulatory and legislative changes, and frequent new product introductions, all of which could impact the reported amounts and future value of our assets and liabilities.

We evaluate our estimates on an on-going basis. The most significant estimates relate to revenue recognition, goodwill, intangible assets and other long-lived assets, the allowance for doubtful accounts, the fair value of financial instruments and derivatives, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

The following is a brief discussion of the critical accounting policies and methods and the judgments and estimates used by us in their application:

Revenue Recognition.

We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which outlines the four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Subjectivity and uncertainties are inherent in making such judgments that could result in an overstatement or understatement of revenues.

Revenue is recognized pursuant to the terms of each contract on a monthly service fee basis, which varies based on the speed of the customer’s Internet connection and the services ordered by the customer. The monthly fee includes phone line charges, Internet access charges, the cost of any leased equipment installed at the customer's site and fees for the other services we provide, as applicable. Revenue that is billed in advance of the services provided is deferred until the services are rendered. Revenue related to installation charges is also deferred and amortized to revenue over 18 months which is the expected customer relationship period. Installation direct costs incurred (up to the amount of deferred revenue) are also deferred and amortized to expense over 18 months. Any excess of direct costs over installation charges are charged to expense as incurred. In certain instances, we negotiate credits and allowances for service related matters. We establish a reserve against revenue for credits of this nature based on historical experience. Also, from time to time we offer sales incentives to our customers in the form of rebates toward select installation services and customer premise equipment. We establish a reserve based on historical experience for such estimated rebate costs, with a corresponding reduction to revenue and deferred revenue, as applicable. Establishing such reserves requires subjective judgments and estimates primarily pertaining to the number and amounts of such credits, allowances and rebates. Actual results may differ from our estimates that could result in an overstatement or understatement of revenues.

We seek to price our services competitively. The market for high-speed data communications services and Internet access is rapidly evolving and intensely competitive. While many of our competitors and potential competitors enjoy competitive advantages over us, we are pursuing a significant market that, we believe, is currently under-served. During the past several years, market prices for many telecommunications services and equipment have been declining, a trend that might continue. Although pricing is an important part of our strategy, we believe that our direct relationships with our customers and consistent, high quality service and customer support are key to generating and maintaining customer loyalty.

(Dollars in Thousands, Except Per Share Amounts)

Goodwill, Intangible Assets and Other Long-Lived Assets.

Other long-lived assets, such as identifiable intangible assets, are amortized over their estimated useful lives. We account for these long-lived assets (excluding goodwill) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of,” which requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable such as technological changes or significant increased competition. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets, calculated using a discounted cash flow model. The resulting impairment charge reflects the excess of the asset’s carrying cost over its fair value. We have not taken any impairment charges against our long lived assets since adoption of SFAS 144 in 2002. There is inherent subjectivity and judgments involved in cash flow analyses such as estimating revenue and cost growth rates, residual or terminal values and discount rates, which can have a significant impact on the amount of any impairment. Also, if market conditions become less favorable, future cash flows (the key variable in assessing the impairment of these assets) may decrease and as a result we may be required to recognize impairment charges in the future.

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement requires that the amortization of goodwill be discontinued and instead an impairment approach be applied. If impairment exists, under SFAS No. 142, the resulting charge is determined by the recalculation of goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. The impairment tests were performed initially upon adopting SFAS 142 and annually thereafter and were based upon the fair value of reporting units rather than an evaluation of the undiscounted cash flows. We estimated the fair value of the goodwill based on discounted forecasts of future cash flows. There is inherent subjectivity and judgments involved in cash flow analyses such as estimating revenue and cost growth rates, residual or terminal values and discount rates, which can have a significant impact on the amount of any impairment. We did not record any goodwill impairment adjustments resulting from our impairment reviews since adoption of SFAS 142 in 2002.

Allowance for Doubtful Accounts.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Such allowance requires management’s estimates and judgments and is computed based on historical experience using varying percentages of aged receivables. Actual experience may differ from our estimates and require larger or smaller charges to income. We primarily sell our services directly to end users mainly consisting of small to medium sized businesses, but we also sell our services to certain resellers, such as to Internet service providers (“ISPs”). We believe that we do not have significant exposure or concentrations of credit risk with respect to any given customer. However, if the country or any region we service experiences an economic downturn, the financial condition of our customers could be adversely affected, which could result in their inability to make payments to us. This could require additional provisions for doubtful accounts and an increase in the allowance. In addition, a negative impact on revenue related to those customers may occur.

With the acquisition of the NAS assets on January 10, 2003, we acquired a number of end users, some of whom we service indirectly through various ISPs. We sell our services to such ISPs who then resell such services to the end users. We have some increased exposure and concentration of credit risk pertaining to such ISPs. However, no individual customer accounted for more than 5% of

(Dollars in Thousands, Except Per Share Amounts)

revenue for the three months ended March 31, 2005 and 2004, respectively, or more than 10% of accounts receivable at March 31, 2005 and December 31, 2004.

Inventory.

Inventories consist of modems and routers (generally referred to as customer premise equipment), which are required to establish a high-speed DSL or T-1 digital connection. We either sell or lease such equipment to our customers. Inventories are stated at the lower of cost or market. Cost of inventory is determined on the “first-in, first-out” or average cost methods. We establish inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments and other factors. Such reserves require management’s estimates and judgments primarily relating to forecasts of future usage which could vary from actual results and require adjustments to our estimated reserves.

Fair Value of Financial Instruments and Derivatives.

We have issued various debt and equity instruments, some of which have required a determination of their fair value, where quoted market prices were not published or readily available. We base our determinations on valuation techniques that require judgments and estimates, including discount rates used in applying present value analyses, the length of historical look-backs used in determining the volatility of our stock, expected future interest rate assumptions and probability assessments. From time to time, we may hire independent valuation specialists to perform and or assist in the fair value determination of such instruments. Actual results may differ from our estimates and assumptions which may require adjustments to the fair value carrying amounts and result in a charge or credit to our statement of operations.

Recently Issued Accounting Pronouncements

In September 2004, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 04-10, “Applying Paragraph 19 of FASB Statement No. 131, ‘Disclosures about Segments of an Enterprise and Related Information,’ in Determining whether to Aggregate Operating Segments that do not Meet the Quantitative Thresholds.” EITF No. 04-10 presents guidelines for two alternative approaches in determining whether to aggregate operating segments and is effective for fiscal years ending after October 13, 2004. EITF No. 04-10 did not have an impact on our operating segment disclosures.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

(Dollars in Thousands, Except Per Share Amounts)

the effective date, and based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

The provisions of this statement are effective as of the beginning of the first annual reporting period that begins after June 15, 2005. We expect to adopt the standard on January 1, 2006. We are evaluating the requirements of SFAS 123R and have not determined its method of adoption or its impact on our financial condition or results of operations.

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

Results of Operations

Revenue. Revenue for the three months ended March 31, 2005 decreased by 13% to approximately $15,440 from approximately $17,820 for the three months ended March 31, 2004. The decrease in revenue resulted mainly from a decrease in the number of customers subscribing to our services, primarily attributable to the combined effect of customer churn and the reduction in our sales force implemented in 2004.

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

Network expenses for the three months ended March 31, 2005 decreased by approximately $2,130 (17%) to approximately $10,069 from approximately $12,199 for the three months ended March 31, 2004. This decrease was primarily attributable to decreases in telecommunication expenses of approximately $1,540, decreases in network personnel expenses of approximately $338, and decreases in subcontract labor expenses of approximately $309, partially offset by net increases in miscellaneous other expenses of approximately $57.

We have entered into interconnection agreements with traditional local telephone companies. The agreements generally have terms of one to two years and are subject to certain renewal and termination provisions by either party, generally upon 30 days’ notification. We have renewed such agreements beyond their initial terms in the past and anticipate that we will do so in the future. Future interconnection agreements may contain terms and conditions less favorable to us than those in our current agreements and could increase our costs of operations, particularly when there are changes to the federal or state legal requirements applicable to such agreements.

In February 2005, the Federal Communications Commission (the “FCC”) issued its Triennial Review Remand Order (the “TRRO”) and adopted new rules, effective March 11, 2005, governing

(Dollars in Thousands, Except Per Share Amounts)

the obligations of incumbent local exchange carriers (“ILECs”) to afford access to certain of their network elements, if at all, and the cost of such facilities. Among other things, the TRRO reduces the ILECs’ obligations to provide high-capacity DS1 loops and DS1 and DS3 dedicated transport facilities between certain ILEC wire centers that are deemed to be sufficiently competitive, based upon the number of fiber collocators or the number of business access lines within such wire centers. The TRRO eliminates, over time, the ILECs’ obligations to provide these high-capacity circuits to competitive local exchange carriers (“CLEC”) like us at the discounted rates CLECs have historically received under the 1996 Telecommunications Act. Beginning in March 2005, the costs for those of our existing high-capacity circuits impacted by the FCC’s new rules increased by 15%. By March 10, 2006, we will be required to transition those existing facilities to alternative arrangements, such as other competitive facilities or the higher-priced “special access services” offered by the ILECs. Additionally, subject to any contractual protections we may have under our existing interconnection agreements with ILECs, beginning March 11, 2005, we will incur the ILECs’ higher “special access” pricing for any new installations of DS1 loops and/or DS1 and DS3 transport facilities in the impacted ILEC wire centers. Although we are currently assessing the potential impact of these price increases on our network operating expenses, as well as evaluating network configuration alternatives that may help minimize the impact of these increases, we currently estimate that our network operating expense will increase by approximately $20 per month as a result of the March 2005 pricing changes.

Operations Expenses. Our operations expenses include costs related to customer care, customer provisioning, customer billing, customer technical assistance, purchasing, headquarters facilities operations, operating systems maintenance and support and other related overhead expenses.

Operations expenses for the three months ended March 31, 2005 decreased to approximately $1,765, from approximately $3,189 for the three months ended March 31, 2003. This decrease of approximately $1,424 (45%) was primarily attributable to decreases in operations personnel expenses of approximately $784, decreases in temporary and outsourced services of approximately $339, decreases in equipment maintenance and support costs of approximately $109, decreases in licenses and fees of approximately $83, decreases in office expenses of approximately $40, decreases in travel expenses of approximately $29 and net decreases in miscellaneous other operations expenses of approximately $40.

General and Administrative. Our general and administrative expenses consist primarily of costs relating to human resources, finance, executive, administrative services, recruiting, insurance, public reporting, legal and auditing services, leased office facilities rent and bad debt expenses.

General and administrative expenses were approximately $2,707 for the three months ended March 31, 2005, compared to general and administrative expenses for the three months ended March 31, 2004 of approximately $2,927. This decrease of approximately $220 (7%) was primarily due to decreases in salaries and benefits of approximately $138, professional services and fees of approximately $116, and bad debt expense of approximately $74, partially offset by net increases in licenses and fees of approximately $73 and net increases in miscellaneous other expenses of approximately $35.

Sales and Marketing. Our sales and marketing expenses consist primarily of expenses for personnel, the development of our brand name, promotional materials, direct mail advertising and sales commissions and incentives.

Sales and marketing expenses for the three months ended March 31, 2005 decreased by approximately $1,913 (82%) to approximately $430, from sales and marketing expenses for the three months ended March 31, 2004 of approximately $2,343. This decrease was primarily attributable to decreased salaries, benefits and commissions of approximately $1,397, decreased

(Dollars in Thousands, Except Per Share Amounts)

referral fees of approximately $224, decreased advertising and direct mail of approximately $223, and decreased miscellaneous expenses of approximately $68.

Stock Compensation. We had no stock compensation expense for the three months ended March 31, 2005 or the three months ended March 31, 2004. However, beginning January 1, 2006, we will be required to record stock compensation expense in accordance with SFAS 123R which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative (see “Recently Issued Accounting Pronouncements,” discussed above).

As of March 31, 2005 and December 31, 2004, options to purchase 38,562,713 and 40,651,934 shares of common stock, respectively, were outstanding, which were exercisable at weighted average exercise prices of $0.67 per share and $0.82 per share, respectively.

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

Depreciation and amortization expenses were approximately $2,000 for the three months ended March 31, 2005, compared to depreciation and amortization expenses of approximately $3,318 for the three months ended March 31, 2004. The 40% decrease in depreciation and amortization expenses of approximately $1,318 was primarily attributable to certain intangible and fixed assets having become fully depreciated and amortized during the last twelve months.

Depreciation expense pertaining to assets for our network and operations was approximately $1,824 and $2,766 for the three months ended March 31, 2005 and 2004, respectively. Depreciation and amortization expenses pertaining to assets related to general and administrative expenses were approximately $176 and $552 for the three months ended March 31, 2005 and 2004, respectively.

Our identified intangible assets consist of customer lists, which are amortized over two years. Amortization expense of intangible assets (included in depreciation and amortization expenses discussed above) for the three months ended March 31, 2005 and 2004, was approximately $29 and $267, respectively. Accumulated amortization of customer lists as of March 31, 2005 and 2004 was approximately $15,465 and $14,763, respectively. The unamortized balance of customer lists as of March 31, 2005, of approximately $18 will be fully amortized during 2005.

Interest Expense, Net. Net interest expense of approximately $2,109 for the three months ended March 31, 2005 included approximately $2,150 of interest expense, which was partially offset by approximately $41 in interest income. Net interest expense of approximately $981 for the three months ended March 31, 2004 included approximately $1,014 of interest expense, which was partially offset by approximately $33 of interest income. The increase in net interest expense of approximately $1,136 was primarily attributable to (i) increased amortization of deferred non-cash financing costs of approximately $1,000 which related to the warrants issued as part of our July 2003 note and warrant financing, (ii) increased interest expense of approximately $75 pertaining to the minimum borrowing note we issued to Laurus Master Fund, Ltd. in connection with our October 2004 note and warrant financing, and (iii) amortization of the non-cash financing costs related to the October 2004 note and warrant financing of approximately $63, partially offset by lower interest expense of approximately $2 pertaining to capital leases.

Other Income (Expense), Net. For the three months ended March 31, 2005, net other income of approximately $138 represented non-cash mark to market adjustments on financial instrument

(Dollars in Thousands, Except Per Share Amounts)

derivatives. For the three months ended March 31, 2004, net other income of approximately $74 represented miscellaneous income.

Restructuring. We had no restructuring charges during the first quarter of 2005 and had no restructuring reserve balance at March 31, 2005 or at December 31, 2004. In March 2004, we reduced our workforce by 62 employees at our locations in New Haven, Connecticut; Herndon, Virginia; Minneapolis, Minnesota and Wilmington, North Carolina. As a result, we incurred approximately $160 in restructuring charges pertaining to severance and benefits payments. Also, during the first quarter of 2004, we charged approximately $156 against our restructuring reserves which related to facilities expense associated with our vacated office space in Santa Cruz, California.

Net Loss. Net loss was approximately $3,502 and $7,063 for the three months ended March 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

We have financed our capital expenditures, acquisitions and operations primarily with the proceeds from the sale of stock and from borrowings, including equipment lease financings. As of March 31, 2005, we had cash and cash equivalents of approximately $7,995 and working capital of approximately $4,882.

Cash Used In Operating Activities. Net cash used in operating activities of $1,429 in the first quarter of 2005 improved by $1,849 or 56% from $3,278 used in the first quarter of 2004. The improvement in net cash used for operating activities was primarily due to lower net loss of approximately $3,561 primarily due to reduced operating expenses resulting from our cost containment efforts, partially offset by lower non-cash items including: depreciation and amortization, provisions for bad debt expense, sales credits and allowances, amortization of debt discount and mark to market adjustments of approximately $694. Also contributing to the improved operating cash flow was a larger reduction in accounts receivable of approximately $148 primarily resulting from lower revenues combined with improved collections and reductions in prepaid and other assets of approximately $937. These improvements were partially offset by (i) lower net accrued expenses and accounts payable of approximately $1,769, principally due to payment, subsequent to March 31, 2004, of previously accrued network costs related to operation of the purchased NAS assets, and (ii) a net decrease in deferred revenue of approximately $334, due to deferred amortization of installation revenue exceeding deferred new installations.

Cash Provided by (Used) in Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2005, was approximately $2,370 resulting from a decrease in restricted cash of approximately $2,430 partially offset by purchases of equipment of approximately $60. Net cash used by investing activities of approximately $208 for the three months ended March 31, 2004, was principally used for purchases of equipment.

The development and expansion of our business has required significant capital expenditures. Capital expenditures primarily for maintenance and/or replacement equipment, were approximately $60 and $207 for the three months ended March 31, 2005 and 2004, respectively. The actual amounts and timing of our future capital expenditures will vary depending on the speed at which we expand and implement our network and implement service for our customers. We currently anticipate spending less than $1,000 for capital expenditures, during the year ending December 31, 2005, primarily for the maintenance of our network and for minimal replacement equipment. The actual amounts and timing of our capital expenditures could differ materially both in amount and timing from our current plans.

(Dollars in Thousands, Except Per Share Amounts)

Cash Used by Financing Activities. Net cash used by financing activities for the three months ended March 31, 2005 and 2004 was approximately $25 and $23, respectively, and related to principal payments under capital lease obligations of approximately $25 and approximately $35 (partially offset by proceeds from the sale of our common stock of $12) for the respective periods. From time to time we have entered into equipment lease financing arrangements with vendors. In the aggregate, there was approximately $25 and $50 outstanding under capital leases at March 31, 2005 and December 31, 2004, respectively.

Cash Resources and Liquidity Constraints. We intend to use our cash resources to finance our operating losses, capital expenditures, lease payments, and working capital requirements, and for other general corporate purposes. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including our ability to raise sufficient additional debt, equity or other capital, market acceptance of our services, revenue growth, planned capital expenditures, cash generated from operations, improvements in operating productivity, the extent and timing of entry into new markets, the introduction of new products or services, the modification or elimination of certain products or services, and, to the extent that we seek additional acquisitions of complementary businesses, subscriber lines and other assets to accelerate our growth, the availability of and prices paid for acquisitions.

We experience end-user disconnections, or “churn,” that significantly impact our ability to sustain or grow our revenue base. End-user churn is the result of several factors, including (i) recent consolidation in our industry and higher competition leading to reduced pricing for the services we offer; (ii) end-users’ closing facilities, moving to new locations or ceasing operations; and (iii) end-users’ determinations that less robust but lower-priced service offerings from competitors are sufficient for their needs. While we are working to reduce our end-user churn, many of the causes of such churn are beyond our control. In addition, in the absence of our raising additional funding to finance increased sales and marketing activities and new customer acquisitions, our end-user churn will continue to exceed the rate at which we can replace such disconnecting customers. As a result, we anticipate that our end-user churn in the near term will continue to result in declining revenue and will adversely affect our cash generated from operations.  In the event that we raise additional funds, there can be no assurance that we will generate incremental revenue in excess of revenue lost through customer churn.

Our actions during 2004 to reduce operating losses included a decision to eliminate certain sales channels, reorganize our sales force and suspend certain marketing initiatives. While such actions positively impacted our overall financial performance during 2004 and the first quarter of 2005, these actions have placed, and continue to place, downward pressure on our ability to sustain or grow our revenue base. Additionally, if our end-user churn increases or we are not able to offset such churn by increases in new sales, we will experience increasing operating losses and decreasing cash generated from operations in future periods.

Our independent registered public accounting firm has noted in their report on our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004 that our sustained operating losses raise substantial doubt about our ability to continue as a going concern. Based on our current business plans and projections, we believe that our existing cash resources and cash expected to be generated from operations will be sufficient to fund our operating losses, capital expenditures, lease payments, and working capital requirements at least into the fourth quarter of 2005. As a result, we will need to raise additional financing in 2005, through some combination of borrowings or the sale of equity or debt securities, in order to finance our ongoing operating requirements and to enable us to repay all of our existing long-term debt. We are pursuing financing alternatives to fund our anticipated cash deficiency and to refinance our existing long-term debt. We may not be able to raise sufficient additional debt, equity or other capital on acceptable terms, if at all. Failure to generate sufficient revenues, contain certain discretionary spending, achieve certain other business plan objectives, refinance our long-term debt or raise additional funds could have a material adverse affect on our results of operations,

(Dollars in Thousands, Except Per Share Amounts)

cash flows and financial position, including our ability to continue as a going concern, and may require us to significantly reduce, reorganize, discontinue or shut down our operations.

Our cash requirements and financial performance, including our ability to achieve and sustain profitability or become and remain cash flow positive, may vary based upon a number of factors, including:

•	our ability to raise sufficient additional capital;

•	our business plans or projections change or prove to be inaccurate;

•	our determination to curtail and/or reorganize our operations;

•	the development of the high-speed data and integrated voice and data communications industries and our ability to compete effectively in such industries;

•	the amount, timing and pricing of customer revenue;

•	our ability to retain existing customers and associated revenue;

•	the availability, timing and pricing of acquisition opportunities, and our ability to capitalize on such opportunities;

•	our identification of and generation of synergies with potential business combination candidates, and our ability to close any transactions with such parties on favorable terms, if at all;

•	commercial acceptance of our services and our ability to attain expected penetration within our target markets;

•	our ability to recruit and retain qualified personnel;

•	up front sales and marketing expenses;

•
cost and utilization of our network components that we lease from other telecommunications providers and that hinge, in substantial part, on government regulation that has been subject to considerable flux in recent years;

•	our ability to establish and maintain relationships with marketing partners;

•	the successful implementation and management of financial, information management and operations support systems to efficiently and cost-effectively manage our operations and growth; and

•	favorable outcomes of numerous federal and state regulatory proceedings and related judicial proceedings, including proceedings relating to the 1996 Telecommunications Act.

There can be no assurance that we will be able to achieve our business plan objectives or that we will achieve or maintain cash flow positive operating results. If we are unable to generate adequate funds from our operations or raise additional funds, we may not be able to repay our existing debt, continue to operate our network, respond to competitive pressures or fund our operations. As a result, we may be required to significantly reduce, reorganize, discontinue or shut down our operations. Our financial statements do not include any adjustments that might result from any of the above uncertainties.

(Dollars in Thousands, Except Per Share Amounts)

Contractual Obligations. Since December 31, 2004, there have been no material changes outside of the ordinary course of our business to the contractual obligations presented in our Annual Report on Form 10-K for the year ended December 31, 2004 pursuant to Item 303 of Regulation S-K promulgated by the SEC.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The statements contained in this report which are not historical facts may be deemed to contain forward-looking statements. These statements relate to future events or our future financial or business performance, and are identified by terminology such as “may,” “might,” “will,” “should,” “expect,” “scheduled,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or the negative of such terms or other comparable terminology. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include, among other things, those described elsewhere in this report and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004, which has been filed with the SEC. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation, and disclaim any obligation, to update or revise the information contained in this report, whether as a result of new information, future events or circumstances or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have no derivative financial instruments in our cash and cash equivalents. We invest our cash and cash equivalents in investment-grade, highly liquid investments, consisting of commercial paper, bank money markets and certificates of deposit.

We have financial instrument derivatives recorded at fair value on our financial statements which we mark to market on a quarterly basis. The fair value determination includes a factor resulting from the trading price of our common stock. Accordingly, quarterly fluctuations in the trading price of our common stock may affect the fair value of these financial instrument derivatives and require a non-cash adjustment to our statement of financial position and statement of operations.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the disclosure controls and procedures (as defined in the Exchange Act, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were, as of the end of the period covered by this report, effective to provide reasonable assurances that material information related to the Company required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) Changes in Internal Controls.

There were no significant changes in our internal controls over financial reporting that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 6. Exhibits

Exhibits.

Exhibit No.	Exhibit
10.1*†	Form of Non-Qualified Stock Option Agreement for Directors.
10.2*†	Form of Non-Qualified Stock Option Agreement for Officers.
10.3*	Amendment No. 8 to Lease, dated as of March 21, 2005, by and between DSL.net, Inc. and Long Wharf Drive, LLC.
11.1*	Statements of Computation of Basic and Diluted Net Loss Per Share.

31.1*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
† Indicates a management contract or any compensatory plan, contract or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSL.NET, INC.

Date: May 12, 2005	By:	/s/ Robert J. DeSantis
Robert J. DeSantis
Chief Financial Officer (Duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Exhibit
10.1*†	Form of Non-Qualified Stock Option Agreement for Directors.
10.2*†	Form of Non-Qualified Stock Option Agreement for Officers.
10.3*	Amendment No. 8 to Lease, dated as of March 21, 2005, by and between DSL.net, Inc. and Long Wharf Drive, LLC.
11.1*	Statements of Computation of Basic and Diluted Net Loss Per Share.
31.1*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
† Indicates a management contract or any compensatory plan, contract or arrangement.