Form 10-Q
period 2005-06-30
DSL NET INC
filed 2005-08-11
CIK 1085866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
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

Yes ☐        No ☒

As of July 29, 2005, the registrant had 233,620,817 shares of common stock outstanding.

DSL.net, Inc.

INDEX

		Page
		Number

Part I - Financial Information

Item 1.	Consolidated Financial Statements	2

	Consolidated Balance Sheets at June 30, 2005 (unaudited) and
	December 31, 2004	2

	Consolidated Statements of Operations for the three and six months
	ended June 30, 2005 and 2004 (unaudited)	3

	Consolidated Statements of Cash Flows for the six months
	ended June 30, 2005 and 2004 (unaudited)	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	33

Part II - Other Information

Item 6.	Exhibits	34

Signature		35

Exhibit Index		36

DSL.net, Inc.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

ASSETS	June 30,	December 31,
	2005	2004
	(unaudited)
Current assets:
Cash and cash equivalents	$8,452	$7,079
Accounts receivable (net of allowances of $635 and $874 at June 30, 2005 and
December 31, 2004, respectively)	5,203	6,344
Inventory	354	438
Deferred costs	208	424
Prepaid expenses and other current assets	1,555	3,914
Total current assets	15,772	18,199

Fixed assets, net	9,891	12,719
Goodwill	8,482	8,482
Other intangible assets, net	7	47
Other assets	950	1,415
Total assets	$35,102	$40,862

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,199	$5,887
Accrued salaries	1,265	730
Accrued liabilities	1,001	2,459
Deferred revenue	3,957	4,800
Current portion of capital leases payable	8	50
Total current liabilities	10,430	13,926

Notes payable, net of discount	19,073	14,544
Financial instrument derivatives	77	286
Total liabilities	29,580	28,756

Commitments and contingencies (Note 7)

Stockholders' equity :
Preferred Stock: 20,000,000 preferred shares authorized: 14,000 shares designated as Series Z, $.001 par value; 14,000 shares issued and outstanding as of June 30, 2005 and December 31, 2004; liquidation
preference: $15,680 as of June 30, 2005 and December 31, 2004	2,630	2,630

Common stock, $.0005 par value; 800,000,000 shares authorized, 233,620,817 and
233,619,817 shares issued and outstanding as of June 30, 2005 and
December 31, 2004, respectively	117	117
Additional paid-in capital	352,076	352,076
Accumulated deficit	(349,301)	(342,717)
Total stockholders’ equity	5,522	12,106

Total liabilities and stockholders’ equity	$35,102	$40,862

The accompanying notes are an integral part of these consolidated financial statements.

DSL.net, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue	$14,387	$17,686	$29,827	$35,507

Operating expenses:
Network (a)	9,114	11,946	19,183	24,146
Operations	1,792	2,432	3,557	5,621
General and administrative (a)	2,688	3,525	5,396	6,452
Sales and marketing	353	1,179	783	3,521
Depreciation and amortization	1,109	3,284	3,108	6,602
Total operating expenses	15,056	22,366	32,027	46,342

Operating loss	(669)	(4,680)	(2,200)	(10,835)

Interest (expense) income, net	(2,484)	(1,177)	(4,593)	(2,159)
Other income (expense), net	71	33	209	107

Net loss	$(3,082)	$(5,824)	$(6,584)	$(12,887)

Net loss applicable to common stockholders:
Net loss	$(3,082)	$(5,824)	$(6,584)	$(12,887)
Dividends on preferred stock	–	(420)	–	(910)
Accretion of preferred stock	–	(588)	–	(4,040)

Net loss applicable to common stockholders	$(3,082)	$(6,832)	$(6,584)	$(17,837)

Net loss per share, basic and diluted	$(0.01)	$(0.05)	$(0.03)	$(0.13)

Shares used in computing net loss per share, basic and diluted	233,620,817	144,123,600	233,620,486	140,291,576

(a) Depreciation and amortization were excluded from the following operating expense line items and presented as a separate operating expense line item:

Depreciation and amortization:
Network	$1,023	$2,734	$2,847	$5,500
General and administrative	86	550	261	1,102
Total	$1,109	$3,284	$3,108	$6,602

The accompanying notes are an integral part of these consolidated financial statements.

DSL.net, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(6,584)	$(12,887)

Reconciliation of net loss to net cash (used in)
operating activities:
Depreciation and amortization	3,108	6,602
Bad debt expense	331	760
Sales credits and allowances	36	292
Amortization of deferred debt issuance costs and debt discount	4,340	2,023
Non-cash mark to market adjustment	(209)	–
Loss on sale/write-off of fixed assets	–	58
Net changes in assets and liabilities, net of acquired assets:
Decrease / (increase) in accounts receivable	774	(70)
Decrease / (increase) in prepaid expenses and other current assets	229	(40)
Decrease in other assets	465	196
(Decrease) / increase in accounts payable	(1,688)	90
Increase in accrued salaries	535	409
(Decrease) in accrued liabilities	(1,269)	(3,890)
(Decrease) in deferred revenue	(843)	(531)
Net cash used in operating activities	(775)	(6,988)

Cash flows from investing activities:
Purchases of property and equipment	(240)	(458)
Decrease in restricted cash	2,430	–
Net cash provided by (used in) investing activities	2,190	(458)

Cash flows from financing activities:
Proceeds from common stock issuance	–	14
Principal payments under capital leases payable	(42)	(58)
Net cash used by financing activities	(42)	(44)

Net increase / (decrease) in cash and cash equivalents	1,373	(7,490)
Cash and cash equivalents at beginning of the period	7,079	13,779
Cash and cash equivalents at end of the period	$8,452	$6,289

Supplemental disclosure:
Cash paid: interest	$152	$7

Fixed asset purchases included in accounts payable	$90	$–

Supplemental disclosure of non-cash financing activities:
During the first quarter of 2004, a total of 6,000 shares of Series X Preferred Stock were converted into 33,333,333 shares of common stock and $1,560 of accrued dividends pertaining thereto were paid by issuing 2,316,832 shares of common stock (Note 8).

Also during the first quarter 2004, 1,000 shares of Series Y Preferred Stock were converted into 2,260,910 shares of common stock and $221 of accrued dividends pertaining there to were paid by issuing 309,864 shares of common stock. (Note 8).

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
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

1. Summary of Significant Accounting Policies

A. Basis of Presentation

The consolidated financial statements (“financial statements”) of DSL.net, Inc. (“DSL.net” or the “Company”) at June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 are unaudited, but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) that DSL.net considers necessary for a fair presentation of its financial position and operating results. Operating results for the three months ended June 30, 2005 are not necessarily indicative of results that may be expected for any future periods.

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

Revenue is recognized pursuant to the terms of each contract on a monthly service fee basis, which varies based on the speed of the customer’s broadband connection and the services ordered by the customer. The monthly fee includes phone line charges, Internet access charges, the cost of any leased equipment installed at the customer's site and fees for the other services provided by the Company, as applicable. Revenue that is billed in advance of the services provided is deferred until the services are provided by the Company. Revenue related to installation charges is also deferred and amortized to revenue over 18 months, which is the average customer life of the existing customer base. Installation direct costs incurred (up to the amount of deferred revenue) are also deferred and amortized to expense over 18 months. Any excess of direct costs over installation charges are charged to expense as incurred. In certain instances, the Company negotiates credits and allowances for service related matters. The Company provides an allowance against revenue for such credits based on historical experience. From time to time the Company offers sales incentives to its customers in the form of rebates toward select installation services and customer premises equipment. The Company records a liability based on historical experience for such estimated rebate costs, with a corresponding reduction to revenue.

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

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of businesses acquired and is not amortized. Other intangible assets are amortized on a straight-line basis over the estimated future periods to be benefited, ranging from two to five years.

The Company reviews the recoverability of goodwill annually, or when events and circumstances change, by comparing the estimated fair values, based on a discounted forecast of future cash flows, of reporting units with their respective net book values. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying value of goodwill over its implied fair value. There was no impairment of goodwill at June 30, 2005 and December 31, 2004.

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of,” which requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets. There was no impairment of long-lived assets at June 30, 2005 and December 31, 2004.

If market conditions become less favorable, future cash flows (the key variable in assessing the impairment of these assets) may decrease and as a result the Company may be required to recognize impairment charges.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Such allowance requires management’s estimates and judgments and is computed based on historical experience using varying percentages of aged receivables. The Company principally sells its services directly to end users mainly consisting of small to medium sized businesses, but the Company also sells its services to certain resellers, such as Internet service providers (“ISPs”). The Company believes that it does not have significant exposure or concentrations of credit risk with respect to any given customer. However, if the country or any region the Company services experiences an economic downturn, the financial condition of the Company’s customers could be adversely affected, which could result in their inability to make payments to the Company. This could require additional provisions for doubtful accounts and an increase in the allowance. In addition, a negative impact on revenue and cash flows related to those customers may occur. No individual customer accounted for more than 5% of revenue for the three and six months ended June 30, 2005 and 2004.

Fair Value of Financial Instruments and Derivatives

The Company accounts for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designated are based on the exposures hedged. Changes in the fair value of derivatives designated as fair value hedges are recognized in earnings along with fair value changes of the hedged item. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) and are recognized in earnings when the hedged item affects earnings. Changes in the fair value of derivative instruments which are not designated as hedges are recognized in earnings as other income (loss). At June 30, 2005 and December 31, 2004, the Company did not have any derivative instruments that were designated as hedges.

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

Inventory

Inventories consist of modems and routers (customer premises equipment or “CPE”) which the Company sells or leases to customers and which are required to establish a high speed DSL or T-1 digital connection. Inventories are stated at the lower of cost or market. Cost of inventory is determined on the “first-in, first-out” (“FIFO”) or average cost methods. The Company establishes inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand and technology.

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

The following options, warrants and convertible preferred stock were excluded from the calculation of earnings per share since their inclusion would be anti-dilutive for all periods presented:

	Shares of Common Stock
	June 30,
	2005	2004
Options to purchase common stock	34,770,455	47,280,413
Warrants to purchase common stock	192,212,192	171,747,621
Preferred Series X stock convertible to common stock	–	77,777,778
Total	226,982,647	296,805,812

As of June 30, 2005, the Company had 233,620,817 shares of common stock issued and outstanding. As of December 31, 2004, the Company had 233,619,817 shares of common stock issued and outstanding. The increase during the first half of 2005 resulted from 1,000 shares of common stock issued to employees participating in the Company’s 1999 Employee Stock Purchase Plan. The weighted average number of shares of common stock outstanding used in computing earnings per share for the three months ended June 30, 2005 and 2004 was 233,620,817 and 144,123,600, respectively. The weighted average number of shares of common stock outstanding used in computing earnings per share for the six months ended June 30, 2005 and 2004 was 233,620,486 and 140,291,576, respectively.

C. Incentive Stock Award Plans

As of June 30, 2005, the Company had five stock-based employee compensation plans, which are described more fully in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The Company accounts for stock-based compensation under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, compensation expense is not recognized for the fair market value of options on the date of grant.

The following table presents the effect on the Company's net loss and net loss per share as if the Company had applied the fair value method of accounting for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”):

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net loss, as reported	$(3,082)	$(5,824)	$(6,584)	$(12,887)
Deduct: total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(879)	(1,655)	(1,775)	(2,465)
Pro forma under SFAS 123	$(3,961)	$(7,479)	$(8,359)	$(15,352)

Net loss applicable to common stockholders:
As reported	$(3,082)	$(6,832)	$(6,584)	$(17,837)
Pro forma under SFAS 123	$(3,961)	$(8,487)	$(8,359)	$(20,302)
Basic and diluted net loss per common share:
As reported	$(0.01)	$(0.05)	$(0.03)	$(0.13)
Pro forma under SFAS 123	$(0.02)	$(0.06)	$(0.04)	$(0.14)

The estimated fair value at date of grant for options granted during the three months ended June 30, 2005 was $0.08. The estimated fair value at date of grant for options granted during the six months ended June 30, 2005 ranged from $0.08 to $0.20. The estimated fair value at date of grant for the three and six months ended June 30, 2004 ranged from $0.33 to $0.71 per share. The minimum value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Risk free interest rate	3.84%	2.71-3.67%	3.38-4.15%	1.96-3.67%
Expected dividend yield	None	None	None	None
Expected life of option	4 Years	3-4 Years	3-4 Years	3-4 Years
Expected volatility	103%	134-144%	96-103%	134-145%

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

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

2. Liquidity

As reflected in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the Company incurred operating losses of approximately $18,001 and negative operating cash flows of approximately $7,541. During the six months ended June 30, 2005, the Company incurred operating losses of approximately $2,200 and negative operating cash flows of approximately $775. These operating losses and negative operating cash flows have been financed primarily by proceeds from debt and equity issuances. The Company had accumulated deficits of approximately $349,301 at June 30, 2005 and $342,717 at December 31, 2004. The Company expects its operating losses, net operating cash outflows and capital expenditures to continue through 2005.

The Company successfully completed equity financing transactions of approximately $10,000 in March 2002 and $8,500 in May 2002 (which, after cancellation of certain bridge loans, yielded net proceeds of approximately $5,000). On July 18, 2003, the Company successfully raised approximately $30,000 in debt and equity financing. In addition, on October 7, 2004, the Company raised $4,250 in a secured convertible note and warrant financing (Note 6). The Company’s independent registered public accounting firm has noted in their report on the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 that the Company’s sustained operating losses raise substantial doubt about its ability to continue as a going concern. Based on its current business plans and projections, the Company believes that its existing cash resources and cash expected to be generated from operations will be sufficient to fund its operating losses, capital expenditures, lease payments and working capital requirements into the fourth quarter of 2005. As a result, the Company will need to raise, and is pursuing, additional financing in 2005, through some combination of borrowings or the sale of equity or debt securities, in order to finance its ongoing operating requirements and to enable it to repay all of its existing long-term debt. The Company may not be able to raise sufficient additional debt, equity or other capital on acceptable terms, if at all. Failure to generate sufficient revenues, contain certain discretionary spending, achieve certain other business plan objectives, refinance the Company’s long-term debt or raise additional funds could have a material adverse affect on the Company’s results of operations, cash flows and financial position, including its ability to continue as a going concern, and may require the Company to sell all or a portion of the Company’s assets, significantly reduce, reorganize, discontinue or shut down its operations, or seek protection under the U.S. bankruptcy code. There can be no assurance that a sale transaction, merger or liquidating distribution by the Company will result in any minimum value or minimum amount of proceeds accreting to the benefit of the Company’s common stockholders as a result of any such transaction, should one occur.

The Company’s cash requirements and financial performance, including its ability to achieve and sustain profitability or become and remain cash flow positive, may vary based upon a number of factors, including:

•	its ability to raise sufficient additional capital;

•	if its business plans or projections change or prove to be inaccurate;

•	if the Company curtails and/or reorganizes its operations, and/or sells all or a portion of its assets;

•	the development of the high-speed data and integrated voice and data communications industries and the Company’s ability to compete effectively in such industries;

•	the amount, timing and pricing of customer revenue;

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

•	the availability, timing and pricing of acquisition opportunities, and the Company’s ability to capitalize on such opportunities;

•	the identification of and generation of synergies with potential business combination candidates, and the Company’s ability to close any transactions with such parties on favorable terms, if at all;

•	the commercial acceptance of the Company’s services and the Company’s ability to attain expected penetration within its target markets;

•	the Company’s ability to recruit and retain qualified personnel;

•	up front sales and marketing expenses;

•
the cost and utilization of the Company’s network components that it leases from other telecommunications providers and that hinge, in substantial part, on government regulation that has been subject to considerable flux in recent years;

•	the Company’s ability to establish and maintain relationships with marketing partners;

•	the successful implementation and management of financial, information management and operations support systems to efficiently and cost-effectively manage the Company’s operations and growth; and

•	the favorable outcomes of numerous federal and state regulatory proceedings and related judicial proceedings, including proceedings relating to the 1996 Telecommunications Act.

There can be no assurance that the Company will be able to achieve its business plan objectives or that it will achieve and sustain cash flow positive operating results. If the Company is unable to generate adequate funds from its operations or raise additional funds, it may not be able to repay its existing debt, continue to operate its network, respond to competitive pressures or fund its operations. As a result, the Company may be required to sell all or a portion of its assets, significantly reduce, reorganize, discontinue or shut down its operations, or seek protection under the U.S. bankruptcy code. The Company’s financial statements do not include any adjustments that might result from these uncertainties.

3. Stockholders' Equity

During the first quarter of 2005 the Company issued 1,000 shares of its common stock to employees participating in its 1999 Employee Stock Purchase Plan. During the first quarter of 2004, the Company issued 33,333,333 and 2,316,832 shares of its common stock, respectively, upon the conversion of 6,000 shares of Series X Preferred Stock and as payment for approximately $1,560 of accrued dividends on such converted shares of Series X Preferred Stock (Note 8). Also during the first quarter of 2004, the Company issued 2,260,910 and 309,864 shares of its common stock, respectively, upon the conversion of 1,000 shares of Series Y Preferred Stock and as payment for approximately $221 of accrued dividends on such converted shares of Series Y Preferred Stock (Note 8). In addition, during the first quarter of 2004, the Company issued 413,160 shares of its common stock, upon the exercise of 1,358,025 stock warrants granted in connection with certain loan guarantees and it issued 30,467 and 6,336 shares of its common stock, respectively, upon

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

exercises of employee stock options and to employees participating in the Company’s 1999 Employee Stock Purchase Plan.

4. Restructuring

The Company had no restructuring charges during the first half of 2005 and had no restructuring reserve balances at June 30, 2005 and December 31, 2004.

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

5. Goodwill and Other Intangible Assets

In accordance with the provisions SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which became effective on January 1, 2002, the Company ceased to amortize $8,482 of goodwill in accordance with of SFAS 142.

In lieu of amortization, the Company made an initial impairment review of its goodwill in January of 2002 which did not result in any impairment adjustments. Impairment reviews have also been performed annually thereafter. The Company did not record any goodwill impairment adjustments resulting from its impairment reviews. The Company did not acquire or dispose of any goodwill during the first half of 2005 or the calendar year 2004, therefore, the carrying value of the goodwill at June 30, 2005 and December 31, 2004 was $8,482. The Company will continue to perform annual impairment reviews, unless a change in circumstances requires a review in the interim.

The following table shows the gross and unamortized balances of other intangible assets which are comprised solely of customer lists:

	June 30, 2005			December 31, 2004
	Accumulated			Accumulated
Gross	Amortization	Net	Gross	Amortization	Net

$ 15,483	$ 15,476	$ 7	$ 15,483	$ 15,436	$ 47

Amortization expense of other intangible assets for the three and six months ended June 30, 2005 was $11 and $40, respectively. Amortization expense for the three and six months ended June 30, 2004 was $267 and $534, respectively.

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

The Laurus Notes mature on August 1, 2006. Annual interest on the Laurus Notes is equal to the prime rate published in The Wall Street Journal from time to time, plus two percent rate (7% as of June 30, 2005), provided, that such annual rate of interest on the Laurus Notes may not be less than six percent or more than seven percent. Notwithstanding the six percent interest rate floor, the interest rate on the Laurus Notes will be decreased two percent per annum for each 25% increase in the price of the Company’s common stock above $0.28 per share, if, at that time, the Company has on file with the SEC an effective registration statement for the resale of shares of common stock issued or issuable upon conversion of the MB Note and upon exercise of the Laurus Warrant and, if not, the interest rate will be decreased one percent per annum for each 25% increase in the price of the Company’s common stock above $0.28 per share. As of February 4, 2005, the Company has on file with the SEC an effective registration statement for the resale of shares of common stock underlying the MB Note and Laurus Warrant. Any change in the interest rate on the Laurus Notes will be determined on a monthly basis. In no event will the interest rate on the Laurus Notes be less than 0.00%. Interest on the Laurus Notes is payable monthly in arrears on the first day of each month during the term of the Laurus Notes.

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

In exchange for agreement by the Company’s senior, secured lenders (Deutsche Bank AG London, acting through DB Advisors LLC as investment agent (“Deutsche Bank”), and VantagePoint Venture Partners III (Q), L.P., VantagePoint Venture Partners III, L.P., VantagePoint Communications Partners, L.P. and VantagePoint Venture Partners 1996, L.P. (collectively, “VantagePoint;” VantagePoint and Deutsche Bank being collectively referred to herein as the “Investors”) to subordinate to Laurus their prior lien on certain of the Company’s accounts receivable, the Company issued warrants to the Investors (the “2004 Warrants”), allocated ratably in accordance with the Investors’ interests in the Company's July 2003 note and warrant financing, to purchase up to an aggregate of 19,143,000 shares of common stock. The 2004 Warrants were approved by the Company’s stockholders on February 9, 2005; expire on July 18, 2006; and are exercisable solely in the event of a change of control of the Company where the price paid per share of common stock or the value per share of common stock retained by the Company's common stockholders in any such change of control (the “Change of Control Price”) is less than the then current per share exercise price of the warrants issued as part of the Company’s July 2003 financing led by Deutsche Bank. The exercise price of the 2004 Warrants will be calculated at the time of a qualifying change of control of the Company, if any, and will be equal to the Change of Control Price. The Investors have been afforded certain registration rights with regard to the 2004 Warrants. As a condition to the Company's issuance of the 2004 Warrants, the Investors waived any anti-dilution rights to which they might otherwise be entitled under all warrants previously issued to the Investors resulting from the issuance or exercise of the 2004 Warrants. The Company determined that the fair value of the 2004 Warrants is not material and accordingly no modifications to the July 18, 2003 note and warrant transaction was required.

The Company determined, in accordance with the guidance of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,”that the following derivatives resulted from the Laurus financing transaction described above: (i) the conversion option of the MB Note and (ii) the 1,321,571 warrants issued to Laurus and TN. Accordingly, the Company recorded the fair value of these derivatives approximating $231 as a debt discount and a non-current liability on its consolidated balance sheet. The debt discount is being amortized to interest expense using the “Effective Interest Method” of amortization over the 22 month term of the Laurus Notes. For the three and six months ended June 30, 2005, approximately $30 and $61, respectively, of this debt discount was amortized to interest expense. At June 30, 2005, the value of the derivatives was decreased by approximately $72 to the then current fair value of approximately $77 with a corresponding increase to other income. At March 31, 2005 the value of the derivatives was decreased by approximately $138 to the then current fair value of approximately $148. At December 31, 2004, the value of the derivatives was increased by approximately $55 to the then current fair value of approximately $286 with a corresponding charge to other expense. The Company will continue to mark these derivatives to market on a quarterly basis.

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

7. Commitments and Contingencies

Commitments

Under the Company’s facility operating leases, minimum operating lease payments are approximately $627 remaining in 2005, $719 in 2006, $300 in 2007, $157 in 2008, $156 in 2009 and $884 from 2010 through 2015.

The Company has varying purchase commitments with certain service providers that range from one to five years all of which may be cancelled with prior written notice of which some are subject to early termination fees.

Risks and Uncertainties

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

In February 2005, the Federal Communications Commission (the “FCC”) issued its Triennial Review Remand Order (the “TRRO”) and adopted new rules, effective March 11, 2005, governing the obligations of incumbent local exchange carriers (“ILECs”) to afford access to certain of their network elements, if at all, and the cost of such facilities. Among other things, the TRRO reduces the ILECs’ obligations to provide high-capacity DS1 loops and DS1 and DS3 dedicated transport facilities between certain ILEC wire centers that are deemed to be sufficiently competitive, based upon the number of fiber collocators or the number of business access lines within such wire centers. The TRRO eliminates, over time, the ILECs’ obligations to provide these high-capacity circuits to competitive local exchange carriers (“CLEC”) like the Company at the discounted rates CLECs have historically received under the 1996 Telecommunications Act. The costs for those of the Company’s existing high-capacity circuits impacted by the FCC’s new rules were subject to increase by 15% effective in March 2005. By March 10, 2006, the Company will be required to transition those existing facilities to alternative arrangements, such as other competitive facilities or the higher-priced “special access services” offered by the ILECs. Additionally, subject to any contractual protections the Company may have under its existing interconnection agreements with ILECs, beginning March 11, 2005, the Company was subject to the ILECs’ higher “special access” pricing for any new installations of DS1 loops and/or DS1 and DS3 transport facilities in the impacted ILEC wire centers. Although the Company is currently assessing the impact of these price increases on its network operating expense, as well as evaluating network configuration alternatives that may help minimize the impact of these increases, the Company currently estimates that its network operating expense will increase by approximately $20 per month as a result of the March 2005 pricing changes and we have accrued for such estimated increases.

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

8. Mandatorily Redeemable Convertible Preferred Stock

At June 30, 2005 and December 31, 2004, the Company had no outstanding shares of mandatorily redeemable convertible preferred stock. As more fully described in the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the Company entered into a Series X Preferred Stock Purchase Agreement with VantagePoint on November 14, 2001 (the “Series X Purchase Agreement”), relating to the sale and purchase of up to an aggregate of 20,000 shares of Series X Preferred Stock at a purchase price of $1,000 per share. On December 24, 2001, the Company entered into a Series Y Preferred Stock Purchase Agreement (the “Series Y Purchase Agreement”) with Columbia Capital Equity Partners III, L.P., Columbia Capital Equity Partners II, L.P., The Lafayette Investment Fund, L.P., Charles River Partnership X, a Limited Partnership, and N.I.G. Broadslate (collectively with their assigns, the “Series Y Investors”), relating to the sale and purchase of up to an aggregate of 15,000 shares of Series Y Preferred Stock at a purchase price of $1,000 per share.

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

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

The Series X Preferred Stock and Series Y Preferred Stock activity during the six months ended June 30, 2004 is summarized as follows:

	Mandatorily
	Redeemable Convertible Preferred Stock
	Series X		Series Y
	Shares	Amount	Shares	Amount

Balance December 31, 2003	20,000	$16,231	1,000	$788

Conversion of Preferred Stock to common stock	(6,000)	(6,000)	(1,000)	(1,000)

Payment of dividends on converted Series X and Y Preferred Stock		(1,560)		(221)

Accrued dividends on Series X and Y Preferred Stock		900		10

Accretion of beneficial conversion feature of Series X and Y Preferred Stock		3,617		423
Balance June 30, 2004	14,000	$13,188	–	$–

As more fully described in the Company’s audited financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2004, the remaining 14,000 shares of Series X Preferred Stock were converted into 89,487,917 shares of the Company’s common stock (including shares issued as payment for accrued dividends) during the third quarter of 2004. As a result, there were no outstanding shares of Series X or Series Y Preferred Stock at June 30, 2005 or December 31, 2004.

9. Related Party Transactions

The Company had no related party transactions during the first half of 2005. For further information regarding related party transactions as of and for the year ended December 31, 2004, refer to the Company’s consolidated financial statements and footnotes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2004.

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

During 2004 we focused on reducing operating losses and increasing gross margins. On March 25 and September 21, 2004, we implemented reductions-in-force of 62 and 32 employees, respectively, as part of our cost reduction measures. In connection with this latter reduction-in-force, during the third quarter of 2004, we began implementing a new sales and marketing strategy by reorganizing our inside sales force, reducing funding for certain sales and marketing activities, and re-directing our focus to sales of multi-line accounts and sales of higher margin services, including our integrated voice and data services and T-1 data services. As a result of these and

(Dollars in Thousands, Except Per Share Amounts)

other cost-savings measures, we achieved positive operating cash flow results in the fourth quarter of 2004 and the second quarter of 2005. However, our cost reduction measures, and particularly, our sales force reductions, have placed, and continue to place, downward pressure on our ability to sustain or grow our revenue base. Additionally, like many of our competitors, we experience a degree of customer disconnects or “churn” due to competitive pricing pressures and other factors, which churn is in excess of the rate that we are currently acquiring new customers. In response to this, we have implemented a program pursuant to which our customer retention representatives proactively endeavor to renew existing customers to service agreements prior to or at the time of initial term expiration. While we are taking measures to control customer churn, our ability to generate and sustain positive operating cash flow will be dependent, in large part, on our ability to obtain additional funding to support our working capital needs and increase our sales and customer acquisition activities, while continuing to further control our operating costs. There can be no assurance that we will be able to obtain additional funding, increase our sales or further control our operating costs in future periods (see “Liquidity and Capital Resources”).

While the foregoing operational and market factors pose significant challenges for our business, we believe our current operating results, facilities-based voice and data network and established customer base favorably position us to leverage opportunities in our industry, provided we obtain the additional financing required to refinance our long-term debt and support our operations. In addition to pursuing additional financing to refinance our long-term debt and support our operations, we are exploring various strategic merger and acquisition opportunities, including the potential sale of all or a portion of our assets. We may not be able to raise sufficient additional capital and may not be able to consummate a strategic transaction, including a sale of all or any portion of our assets, on acceptable terms, if at all.

Operating Cash Flow. Our operating cash flow for the first half of 2005 was negative $775, an 89% improvement over operating cash flow of negative $6,988 for the first half of 2004. Our operating cash flow for the year ended December 31, 2004 was negative $7,541, a 45% improvement over operating cash flow of negative $13,715 for the year ended December 31, 2003.

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

Revenue is recognized pursuant to the terms of each contract on a monthly service fee basis, which varies based on the speed of the customer’s broadband connection and the services ordered by the customer. The monthly fee includes phone line charges, Internet access charges, the cost of any leased equipment installed at the customer's site and fees for the other services we provide, as applicable. Revenue that is billed in advance of the services provided is deferred until the services are rendered. Revenue related to installation charges is also deferred and amortized to revenue over 18 months which is the expected customer relationship period. Installation direct costs incurred (up to the amount of deferred revenue) are also deferred and amortized to expense over 18 months. Any excess of direct costs over installation charges are charged to expense as incurred. In certain instances, we negotiate credits and allowances for service related matters. We provide an allowance against revenue for credits of this nature based on historical experience. Also, from time to time we offer sales incentives to our customers in the form of rebates toward select installation services and customer premises equipment. We provide an allowance based on historical experience for such estimated rebate costs, with a corresponding reduction to revenue. Establishing such allowances requires subjective judgments and estimates primarily pertaining to the number and amounts of such credits, allowances and rebates. Actual results may differ from our estimates that could result in an overstatement or understatement of revenues.

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

(Dollars in Thousands, Except Per Share Amounts)

Goodwill, Intangible Assets and Other Long-Lived Assets.

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement requires that the amortization of goodwill be discontinued and instead an impairment approach be applied. If impairment exists, under SFAS No. 142, the resulting charge is determined by the recalculation of goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. The impairment tests were performed initially upon adopting SFAS 142 and annually thereafter and were based upon the fair value of reporting units rather than an evaluation of the undiscounted cash flows. We estimated the fair value of the goodwill based on discounted forecasts of future cash flows. There is inherent subjectivity and judgments involved in cash flow analyses such as estimating revenue and cost growth rates, residual or terminal values and discount rates, which can have a significant impact on the amount of any impairment. We have not recorded any goodwill impairment adjustments resulting from our impairment reviews since adoption of SFAS 142 in 2002.

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

With the acquisition of the NAS assets on January 10, 2003, we acquired a number of end users, some of whom we service indirectly through various ISPs. We sell our services to such ISPs who then resell such services to the end users. We have some increased exposure and concentration of credit risk pertaining to such ISPs. However, no individual customer accounted for more than 5% of

(Dollars in Thousands, Except Per Share Amounts)

revenue for the three and six months ended June 30, 2005 and 2004, respectively, or more than 10% of accounts receivable at June 30, 2005 and December 31, 2004.

Inventory.

Inventories consist of modems and routers (generally referred to as customer premises equipment), which are required to establish a high-speed DSL or T-1 digital connection. We either sell or lease such equipment to our customers. Inventories are stated at the lower of cost or market. Cost of inventory is determined on the “first-in, first-out” or average cost methods. We establish inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments and other factors. Such reserves require management’s estimates and judgments primarily relating to forecasts of future usage which could vary from actual results and require adjustments to our estimated reserves.

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

Results of Operations

Revenue. Revenue for the three months ended June 30, 2005 decreased by 19% to approximately $14,387 from approximately $17,686 for the three months ended June 30, 2004. Revenue for the six months ended June 30, 2005 decreased by 16% to approximately $29,827 from approximately $35,507 for the six months ended June 30, 2004. The decreases in revenue resulted mainly from a decrease in the number of customers subscribing to our services, primarily attributable to the combined effect of customer churn and the reduction in our sales force implemented in 2004.

Network Expenses. Our network expenses include costs related to network engineering and network field operations personnel, costs for telecommunications lines between customers, central offices, network service providers and our network, costs for rent and power at our central offices, costs to connect to the Internet, costs of customer line installations and the costs of customer premises equipment when sold to our customers. We lease high-speed lines and other network capacity to connect our central office equipment and our network. Costs incurred to connect to the Internet are expected to vary as the volume of data communications traffic generated by our customers varies.

Network expenses for the three months ended June 30, 2005 decreased by approximately $2,832 (24%) to approximately $9,114 from approximately $11,946 for the three months ended June 30, 2004. This decrease was primarily attributable to decreases in telecommunication expenses of approximately $2,369 attributable to a decrease in subscriber lines, decreases in network personnel expenses of approximately $147, decreases in subcontract labor expenses of approximately $118, decreases in installation costs of approximately $184 and decreases in miscellaneous other expenses of approximately $14.

Network expenses for the six months ended June 30, 2005 decreased by approximately $4,963 (21%) to approximately $19,183 from approximately $24,146 for the six months ended June 30, 2004. This decrease was primarily attributable to decreases in telecommunication expenses of approximately $3,909 attributable to a decrease in subscriber lines, decreases in network personnel expenses of approximately $485, decreases in subcontract labor expenses of approximately $428, decreases in installation costs of approximately $67 and decreases in miscellaneous other expenses of approximately $74.

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

(Dollars in Thousands, Except Per Share Amounts)

In February 2005, the Federal Communications Commission (the “FCC”) issued its Triennial Review Remand Order (the “TRRO”) and adopted new rules, effective March 11, 2005, governing the obligations of incumbent local exchange carriers (“ILECs”) to afford access to certain of their network elements, if at all, and the cost of such facilities. Among other things, the TRRO reduces the ILECs’ obligations to provide high-capacity DS1 loops and DS1 and DS3 dedicated transport facilities between certain ILEC wire centers that are deemed to be sufficiently competitive, based upon the number of fiber collocators or the number of business access lines within such wire centers. The TRRO eliminates, over time, the ILECs’ obligations to provide these high-capacity circuits to competitive local exchange carriers (“CLEC”) like us at the discounted rates CLECs have historically received under the 1996 Telecommunications Act. The costs for those of the Company’s existing high-capacity circuits impacted by the FCC’s new rules were subject to increase by 15% effective in March 2005. By March 10, 2006, we will be required to transition those existing facilities to alternative arrangements, such as other competitive facilities or the higher-priced “special access services” offered by the ILECs. Additionally, subject to any contractual protections we may have under our existing interconnection agreements with ILECs, beginning March 11, 2005, we were subject to the ILECs’ higher “special access” pricing for any new installations of DS1 loops and/or DS1 and DS3 transport facilities in the impacted ILEC wire centers. Although we are currently assessing the impact of these price increases on our network expenses, as well as evaluating network configuration alternatives that may help minimize the impact of these increases, we currently estimate that our network expense will increase by approximately $20 per month as a result of the March 2005 pricing changes and we have accrued for such estimated increases.

Operations Expenses. Our operations expenses include costs related to customer care, customer provisioning, customer billing, customer technical assistance, purchasing, headquarters facilities operations, operating systems maintenance and support and other related overhead expenses.

Operations expenses for the three months ended June 30, 2005 decreased to approximately $1,792, from approximately $2,432 for the three months ended June 30, 2004. This decrease of approximately $640 (26%) was primarily attributable to decreases in operations personnel expenses of approximately $301, decreases in temporary and outsourced services of approximately $168, decreases in equipment maintenance and support costs of approximately $104, decreases in licenses and fees of approximately $85, partially offset by net increases in miscellaneous other operations expenses of approximately $18.

Operations expenses for the six months ended June 30, 2005 decreased to approximately $3,557, from approximately $5,621 for the six months ended June 30, 2004. This decrease of approximately $2,064 (37%) was primarily attributable to decreases in operations personnel expenses of approximately $1,085, decreases in temporary and outsourced services of approximately $507, decreases in equipment maintenance and support costs of approximately $214, decreases in licenses and fees of approximately $167, decreases in telephone expenses of approximately $65 and net decreases in miscellaneous other operations expenses of approximately $26.

General and Administrative. Our general and administrative expenses consist primarily of costs relating to human resources, finance, executive, administrative services, recruiting, insurance, public reporting, legal and auditing services, leased office facilities rent and bad debt expenses.

General and administrative expenses for the three months ended June 30, 2005, were approximately $2,688, compared to approximately $3,525 for the three months ended June 30, 2004. This decrease of approximately $837 (24%) was primarily due to decreases in salaries and benefits of approximately $38 attributable to personnel reductions, professional services and fees of approximately $396, net decreases in sales/use, property and other taxes of approximately $98 and

(Dollars in Thousands, Except Per Share Amounts)

decreases in bad debt expense of approximately $367, partially offset by net increases in facility costs of approximately $59 and net increases in miscellaneous other expenses of approximately $3.

General and administrative expenses for the six months ended June 30, 2005, were approximately $5,396, compared to approximately $6,452 for the six months ended June 30, 2004. This decrease of approximately $1,056 (16%) was primarily due to decreases in salaries and benefits of approximately $176 attributable to personnel reductions, professional services and fees of approximately $512, net decreases in sales/use, property and other taxes of approximately $94 and decreases in bad debt expense of approximately $442, partially offset by net increases in facility costs of approximately $90 and net increases in miscellaneous other expenses of approximately $78.

Sales and Marketing. Our sales and marketing expenses consist primarily of expenses for personnel, the development of our brand name, promotional materials, direct mail advertising and sales commissions and incentives.

Sales and marketing expenses for the three months ended June 30, 2005, were approximately $353 compared to approximately $1,179 for the three months ended June 30, 2004. This decrease of approximately $826 (70%) was primarily attributable to decreased salaries, benefits and commissions of approximately $602 attributable to personnel reductions, decreased referral fees of approximately $165, decreased advertising and direct mail of approximately $46, and decreased miscellaneous expenses of approximately $13.

Sales and marketing expenses for the six months ended June 30, 2005, were approximately $783 compared to approximately $3,521 for the six months ended June 30, 2004. This decrease of approximately $2,738 (78%) was primarily attributable to decreased salaries, benefits and commissions of approximately $2,000 attributable to personnel reductions, decreased referral fees of approximately $389, decreased advertising and direct mail of approximately $269, and decreased miscellaneous expenses of approximately $80.

Stock Compensation. We had no stock compensation expense for the three months ended June 30, 2005 or June 30, 2004. However, beginning January 1, 2006, we will be required to record stock compensation expense in accordance with SFAS 123R which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure will no longer be an alternative (see Recently Issued Accounting Pronouncements, discussed above).

As of June 30, 2005 and December 31, 2004, options to purchase 34,770,455 and 40,651,934 shares of common stock, respectively, were outstanding, which were exercisable at weighted average exercise prices of $0.69 per share and $0.82 per share, respectively.

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

Depreciation and amortization expenses for the three months ended June 30, 2005, were approximately $1,109 compared to approximately $3,284 for the three months ended June 30, 2004, a decrease of $2,175 (66%). Depreciation and amortization expenses for the six months ended June 30, 2005, were approximately $3,108 compared to approximately $6,602 for the six months ended June 30, 2004, a decrease of $3,494 (53%). The decreases were primarily attributable to certain intangible and fixed assets having become fully depreciated and amortized during the last twelve months.

(Dollars in Thousands, Except Per Share Amounts)

Our identified intangible assets consist of customer lists, which are amortized over two years. Amortization expense of intangible assets (included in depreciation and amortization expenses discussed above) for the three months ended June 30, 2005 and 2004, was approximately $11 and $267, respectively. Amortization expense of intangible assets for the six months ended June 30, 2005 and 2004, was approximately $40 and $534, respectively. Accumulated amortization of customer lists as of June 30, 2005 and 2004 was approximately $15,476 and $15,030, respectively. The unamortized balance of customer lists as of June 30, 2005, is approximately $7.

Interest Expense, Net. Net interest expense of approximately $2,484 for the three months ended June 30, 2005 included approximately $2,530 of interest expense, which was partially offset by approximately $46 in interest income. Net interest expense of approximately $1,177 for the three months ended June 30, 2004 included approximately $1,203 of interest expense, which was partially offset by approximately $26 of interest income. The increase in interest expense of approximately $1,327 was primarily attributable to (i) increased amortization of deferred non-cash financing costs of approximately $1,190 which related to the warrants issued as part of our July 2003 note and warrant financing, (ii) increased interest expense of approximately $76 pertaining to the minimum borrowing note we issued to Laurus Master Fund, Ltd. in connection with our October 2004 note and warrant financing, and (iii) amortization of the non-cash financing costs related to the October 2004 note and warrant financing of approximately $63, partially offset by lower interest expense of approximately $2 pertaining to capital leases.

Net interest expense of approximately $4,593 for the six months ended June 30, 2005 included approximately $4,680 of interest expense, which was partially offset by approximately $87 in interest income. Net interest expense of approximately $2,159 for the six months ended June 30, 2004 included approximately $2,219 of interest expense, which was partially offset by approximately $60 of interest income. The increase in interest expense of approximately $2,461 was primarily attributable to (i) increased amortization of deferred non-cash financing costs of approximately $2,189 which related to the warrants issued as part of our July 2003 note and warrant financing, (ii) increased interest expense of approximately $150 pertaining to the minimum borrowing note we issued to Laurus Master Fund, Ltd. in connection with our October 2004 note and warrant financing, and (iii) amortization of the non-cash financing costs related to the October 2004 note and warrant financing of approximately $127, partially offset by lower interest expense of approximately $5 pertaining to capital leases.

Other Income (Expense), Net. For the three months ended June 30, 2005 and 2004, net other income was approximately $71 and $33, respectively, and represented non-cash mark to market adjustments on financial instrument derivatives and miscellaneous income, respectively. For the six months ended June 30, 2005 and 2004, net other income was approximately $209 and $107, and represented non-cash mark to market adjustments on financial instrument derivatives and miscellaneous income, respectively.

Restructuring. We had no restructuring charges during the first half of 2005 and had no restructuring reserve balance at June 30, 2005 or at December 31, 2004. In March 2004, we reduced our workforce by 62 employees at our locations in New Haven, Connecticut; Herndon, Virginia; Minneapolis, Minnesota and Wilmington, North Carolina. As a result, we incurred approximately $160 in restructuring charges pertaining to severance and benefits payments. Also, during the first quarter of 2004, we charged approximately $156 against our restructuring reserves which related to facilities expense associated with our vacated office space in Santa Cruz, California.

Net Loss. Net loss was approximately $3,082 and $5,824 for the three months ended June 30, 2005 and 2004, respectively, and approximately $6,584 and $12,887 for the six months ended June 30, 2005 and 2004, respectively.

(Dollars in Thousands, Except Per Share Amounts)

Liquidity and Capital Resources

We have financed our capital expenditures, acquisitions and operations primarily with the proceeds from the sale of stock and from borrowings, including equipment lease financings. As of June 30, 2005, we had cash and cash equivalents of approximately $8,454 and working capital of approximately $5,342.

Cash Used In Operating Activities. Net cash used in operating activities of $775 in the first six months of 2005 improved by $6,213 or 89% from $6,988 used in the first six months of 2004. The improvement in net cash used for operating activities was primarily due to lower net loss by approximately $6,303 primarily due to reduced operating expenses resulting from our cost containment efforts, partially offset by lower non-cash items including: depreciation and amortization, provisions for bad debt expense, sales credits and allowances, amortization of debt discount and mark to market adjustments of approximately $2,071. Also contributing to the improved operating cash flow was (i) a larger reduction in accounts receivable of approximately $844 primarily resulting from lower revenues combined with improved collections, (ii) higher net reductions in prepaid and other assets of approximately $538 and lower decreases in net accrued liabilities and accounts payable of approximately $969. These improvements were partially offset by (i) a higher decrease in deferred revenue of approximately $312 due to deferred amortization of installation revenue exceeding deferred new installations and (ii) a lower loss on disposal of fixed assets of approximately $58.

Cash Provided by (Used) in Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2005, was approximately $2,190 resulting from a decrease in restricted cash of approximately $2,430 partially offset by purchases of equipment of approximately $240. Net cash used by investing activities of approximately $458 for the six months ended June 30, 2004, was used for purchases of equipment.

The development and expansion of our business has required significant capital expenditures. Capital expenditures primarily for maintenance and/or replacement equipment, were approximately $240 and $458 for the six months ended June 30, 2005 and 2004, respectively. The actual amounts and timing of our future capital expenditures will vary depending on the speed at which we expand and implement our network and implement service for our customers. We currently anticipate spending approximately $500 for capital expenditures, during 2005, primarily for the maintenance of our network and for minimal replacement equipment. The actual amounts and timing of our capital expenditures could differ materially both in amount and timing from our current plans.

Cash Used by Financing Activities. Net cash used by financing activities for the six months ended June 30, 2005 and 2004 was approximately $42 and $44, respectively, and related to principal payments under capital lease obligations of approximately $42 and $58 (partially offset by proceeds from the sale of our common stock of $14) for the respective periods. From time to time we have entered into equipment lease financing arrangements with vendors. In the aggregate, there was approximately $8 and $50 outstanding under capital lease obligations at June 30, 2005 and December 31, 2004, respectively.

Cash Resources and Liquidity Constraints. We intend to use our cash resources to finance our operating losses, capital expenditures, lease payments, and working capital requirements, and for other general corporate purposes. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including our ability to raise sufficient additional debt, equity or other capital to fund our ongoing operating requirements and to refinance our long-term debt, market acceptance of our services, revenue growth, planned capital expenditures, cash generated from operations, improvements in operating productivity, the extent and timing of entry into new markets, the introduction of new products or services, and the modification or elimination of certain products or services.

(Dollars in Thousands, Except Per Share Amounts)

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

Our actions during 2004 to reduce operating losses included a decision to eliminate certain sales channels, reorganize our sales force and suspend certain marketing initiatives. While such actions positively impacted our overall financial performance during 2004 and the first half of 2005, these actions have placed, and continue to place, downward pressure on our ability to sustain or grow our revenue base. Additionally, if our end-user churn increases or we are not able to offset such churn by increases in new sales, we will experience increasing operating losses and decreasing cash generated from operations in future periods.

Our independent registered public accounting firm has noted in their report on our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004 that our sustained operating losses raise substantial doubt about our ability to continue as a going concern. Based on our current business plans and projections, we believe that our existing cash resources and cash expected to be generated from operations will be sufficient to fund our operating losses, capital expenditures, lease payments, and working capital requirements into the fourth quarter of 2005. As a result, we will need to raise additional financing in 2005, through some combination of borrowings or the sale of equity or debt securities, in order to finance our ongoing operating requirements and to enable us to repay all of our existing long-term debt. We are pursuing financing alternatives to fund our ongoing operating requirements and to refinance our existing long-term debt. We may not be able to raise sufficient additional debt, equity or other capital on acceptable terms, if at all. Failure to generate sufficient revenues, contain certain discretionary spending, achieve certain other business plan objectives, refinance our long-term debt or raise additional funds could have a material adverse affect on our results of operations, cash flows and financial position, including our ability to continue as a going concern, and may require us to sell all or a portion of our assets, significantly reduce, reorganize, discontinue or shut down our operations, or seek protection under the U.S. bankruptcy code. There can be no assurance that a sale transaction, merger or liquidating distribution by the Company will result in any minimum value or minimum amount of proceeds accreting to the benefit of the Company’s common stockholders as a result of any such transaction, should one occur.

Our cash requirements and financial performance, including our ability to achieve and sustain profitability or become and remain cash flow positive, may vary based upon a number of factors, including:

•	our ability to raise sufficient additional capital;

•	if our business plans or projections change or prove to be inaccurate;

•	if we curtail and/or reorganize our operations, and/or sell all or a portion of our assets;

•	the development of the high-speed data and integrated voice and data communications industries and our ability to compete effectively in such industries;

•	the amount, timing and pricing of customer revenue;

(Dollars in Thousands, Except Per Share Amounts)

•	the availability, timing and pricing of acquisition opportunities, and our ability to capitalize on such opportunities;

•	the identification of and generation of synergies with potential business combination candidates, and our ability to close any transactions with such parties on favorable terms, if at all;

•	the commercial acceptance of our services and our ability to attain expected penetration within our target markets;

•	our ability to recruit and retain qualified personnel;

•	up front sales and marketing expenses;

•
the cost and utilization of our network components that we lease from other telecommunications providers and that hinge, in substantial part, on government regulation that has been subject to considerable flux in recent years;

•	our ability to establish and maintain relationships with marketing partners;

•	the successful implementation and management of financial, information management and operations support systems to efficiently and cost-effectively manage our operations and growth; and

•	the favorable outcomes of numerous federal and state regulatory proceedings and related judicial proceedings, including proceedings relating to the 1996 Telecommunications Act.

There can be no assurance that we will be able to achieve our business plan objectives or that we will achieve and sustain cash flow positive operating results. If we are unable to generate adequate funds from our operations or raise additional funds, we may not be able to repay our existing debt, continue to operate our network, respond to competitive pressures or fund our operations. As a result, we may be required to sell all or a portion of our assets, significantly reduce, reorganize, discontinue or shut down our operations, or seek protection under the U.S. bankruptcy code. Our financial statements do not include any adjustments that might result from any of the above uncertainties.

Contractual Obligations. Since December 31, 2004, the only material changes to the contractual obligations presented in our Annual Report on Form 10-K for the year ended December 31, 2004 pursuant to Item 303 of Regulation S-K promulgated by the SEC were certain lease extensions for our office, data center and warehouse facilities. As of June 30, 2005, our minimum operating lease payments under our facility operating leases are approximately $627 remaining in 2005, $719 in 2006, $300 in 2007, $157 in 2008, $156 in 2009 and $884 from 2010 through 2015.

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

(Dollars in Thousands, Except Per Share Amounts)

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

We have financial instrument derivatives recorded at fair value on our financial statements which we mark to market on a quarterly basis. The fair value determination includes a factor resulting from the trading price of our common stock. Accordingly, quarterly fluctuations in the trading price of our common stock may affect the fair value of these financial instrument derivatives and require a non-cash adjustment to our balance sheets and statements of operations.

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

Part II - Other Information

Item 6. Exhibits

Exhibits.

Exhibit No.	Exhibit
10.1*	Officer Compensation Summary.
10.2*	Director Compensation Summary.
11.1*	Statements of Computation of Basic and Diluted Net Loss Per Share.
31.1*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSL.NET, INC.

Date: August 11, 2005	By:	/s/ Robert J. DeSantis
Robert J. DeSantis
Chief Financial Officer (Duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Exhibit
10.1*	Officer Compensation Summary.
10.2*	Director Compensation Summary.
11.1*	Statements of Computation of Basic and Diluted Net Loss Per Share.
31.1*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.