Form 10-Q
period 2005-09-30
DSL NET INC
filed 2005-11-14
CIK 1085866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR
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

(203) 772-1000
(Registrant’s telephone number, including area code)

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

Yes ☐        No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

As of November 6, 2005, the registrant had 233,620,817 shares of common stock outstanding.

DSL.net, Inc.

INDEX

		Page
		Number

Part I - Financial Information

Item 1.	Consolidated Financial Statements	2

	Consolidated Balance Sheets at September 30, 2005 and
	December 31, 2004 (unaudited)	2

	Consolidated Statements of Operations for the three and nine months
	ended September 30, 2005 and 2004 (unaudited)	3

	Consolidated Statements of Cash Flows for the nine months
	ended September 30, 2005 and 2004 (unaudited)	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47

Item 4.	Controls and Procedures	47

Part II - Other Information

Item 5.	Other Information	48

Item 6.	Exhibits	48

Signature		49

Exhibit Index		50

Part I Financial Information

Item 1. Consolidated Financial Statements

DSL.net, Inc.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(Unaudited - see Note 1.A.)

ASSETS
	September 30,	December 31,
	2005	2004
Current assets:
Cash and cash equivalents	$7,446	$7,029
Accounts receivable (net of allowances of $648 and $846 at September 30, 2005 and
December 31, 2004, respectively)	4,470	5,932
Inventory	247	377
Deferred costs	149	424
Prepaid expenses and other current assets	1,535	3,766
Assets - discontinued subsidiary held for sale (note 1)	3,879	10,202
Total current assets	17,726	27,730

Fixed assets, net	7,816	11,678
Other intangible assets, net	—	47
Other assets	854	1,407
Total assets	$26,396	$40,862

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable	$3,111	$5,656
Accrued salaries	757	657
Accrued liabilities	1,551	2,394
Deferred revenue	3,168	4,282
Equipment lease payable	78	50
Notes payable, net of discount	21,978	—
Financial instrument derivatives, current portion	26	—
Liabilities - discontinued subsidiary held for sale (note 1)	880	887
Total current liabilities	31,549	13,926

Notes payable, net of discount	—	14,544
Financial instrument derivatives	80	286
Total liabilities	31,629	28,756

Commitments and contingencies (Note 7)

Stockholders' equity :
Preferred Stock: 20,000,000 preferred shares authorized: 14,000 shares designated as Series Z, $.001 par value; 14,000 shares issued and outstanding as of September 30, 2005 and December 31, 2004; liquidation
preference: $15,680 as of September 30, 2005 and December 31, 2004	2,630	2,630

Common stock, $.0005 par value; 800,000,000 shares authorized, 233,620,817 and
233,619,817 shares issued and outstanding as of September 30, 2005 and
December 31, 2004, respectively	117	117
Additional paid-in capital	352,076	352,076
Accumulated deficit	(360,056)	(342,717)
Total stockholders’ equity (deficiency)	(5,233)	12,106

Total liabilities and stockholders’ equity (deficiency)	$26,396	$40,862

The accompanying notes are an integral part of these consolidated financial statements.

DSL.net, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue from continuing operations	$11,716	$14,899	$38,096	$46,526

Operating expenses from continuing operations:
Network (a)	8,262	10,662	26,166	33,364
Operations	1,280	1,972	4,021	6,752
General and administrative (a)	2,617	2,788	7,381	8,590
Sales and marketing	223	863	575	3,937
Depreciation and amortization	1,199	3,183	4,012	9,400
Total operating expenses	13,581	19,468	42,155	62,043

Operating loss from continuing operations	(1,865)	(4,569)	(4,059)	(15,517)

Interest expense, net, from continuing operations	(2,909)	(1,412)	(7,502)	(3,570)
Other (expense) income, net, from continuing operations	(30)	23	180	130

Net loss from continuing operations	$(4,804)	$(5,958)	$(11,381)	$(18,957)

Discontinued operations:
Income from operations - discontinued subsidiary held for sale	81	39	75	151
Impairment loss - discontinued subsidiary held for sale	(6,033)	—	(6,033)	—
Net loss	$(10,756)	$(5,919)	$(17,339)	$(18,806)

Net loss per share, basic and diluted from continuing operations	$(0.02)	$(0.06)	$(0.05)	$(0.19)

Net loss per share, basic and diluted from discontinued operations	$(0.03)	$0.00	$(0.03)	$0.00

Net loss per share, basic and diluted:	$(0.05)	$(0.06)	$(0.07)	$(0.19)

Shares used in computing net loss per share, basic and diluted	233,620,817	212,218,234	233,620,597	164,442,133

(a) Depreciation and amortization were excluded from the following operating expense line items and presented as a separate operating expense line item:

Depreciation and amortization from continuing operations:
Network	$1,097	$2,674	$3,648	$7,789
General and administrative	102	509	364	1,611
Total	$1,199	$3,183	$4,012	$9,400

The accompanying notes are an integral part of these consolidated financial statements.

DSL.net, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(17,339)	$(18,806)
Less income from operations - discontinued subsidiary held for sale	(75)	(151)
Less impairment loss - discontinued subsidiary held for sale	6,033	—
Net loss from continuing operations	(11,381)	(18,957)

Reconciliation of net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	4,012	9,400
Bad debt expense	680	881
Sales credits and allowances	24	204
Amortization of deferred debt issuance costs and debt discount	7,149	3,355
Non-cash mark to market adjustment	(180)	—
Loss on sale/write-off of fixed assets	—	104
Net changes in assets and liabilities, net of acquired assets:
Decrease / (increase) in accounts receivable	759	(84)
Decrease in prepaid expenses and other current assets	457	857
Decrease in other assets	553	207
(Decrease) / increase in accounts payable	(2,544)	138
Increase /(decrease) in accrued salaries	94	(30)
Decrease in accrued liabilities	(538)	(4,328)
Decrease in deferred revenue	(1,133)	(805)
Net cash used in operating activities from continuing operations	(2,048)	(9,058)

Cash flows from investing activities of continuing operations:
Purchases of property and equipment	(104)	(419)
Decrease in restricted cash	2,431	3
Net cash provided by (used in) investing activities from continuing operations	2,327	(416)

Cash flows from financing activities of continuing operations:
Proceeds from common stock issuance	—	16
Proceeds from equipment lease payable	93	—
Principal payments under equipment lease payable	(65)	(81)

Net cash provided (used) by financing activities of continuing operations	28	(65)

Net increase/ (decrease) in cash and cash equivalents of continuing operations	307	(9,539)
Net cash provided by discontinued operations	110	80
Net increase/ (decrease) in cash and cash equivalents	417	(9,459)
Cash and cash equivalents at beginning of the period	7,029	13,729
Cash and cash equivalents at end of the period	$7,446	$4,270

Supplemental disclosure:
Cash paid: interest	$228	$9

Fixed asset purchases included in accounts payable	$—	$—

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

DSL.net, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

1.      Summary of Significant Accounting Policies.

A.    Basis of Presentation.

The consolidated financial statements (“financial statements”) of DSL.net, Inc. (“DSL.net” or the “Company”) at September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 are unaudited, but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) that DSL.net considers necessary for a fair presentation of its financial position and operating results. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for any future periods.

These financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions, rules and regulations. While management believes the disclosures presented are adequate to make these financial statements not misleading, these financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which has been filed with the SEC.

Reclassifications (Unaudited).

Certain current and prior period amounts have been reclassified to conform to the 2005 presentation for discontinued operations under Statement of Financial Accounting Standards (“SFAS”) No. 144 resulting from the discontinued operations of the Company’s subsidiary (discussed below).

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

Revenue Recognition.

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

Revenue is recognized pursuant to the terms of each contract on a monthly service fee basis, which varies based on the speed of the customer’s broadband connection and the services ordered by the customer. The monthly fee includes phone line charges, Internet access charges, the cost of any leased equipment installed at the customer’s site and fees for the other services provided by the Company, as applicable. Revenue that is billed in advance of the services provided is deferred until the services are provided by the Company. Revenue related to installation charges is also deferred and amortized to revenue over 18 months, which is the average customer life of the existing customer base. Installation direct costs incurred (up to the amount of deferred revenue) are also deferred and amortized to expense over 18 months. Any excess of direct costs over installation charges are charged to expense as incurred. In certain instances, the Company negotiates credits and allowances for service related matters. The Company provides an allowance against revenue for such credits based on historical experience. From time to time the Company offers sales incentives to its customers in the form of rebates toward select installation services and customer premises equipment. The Company records a liability based on historical experience for such estimated rebate costs, with a corresponding reduction to revenue.

The Company seeks to price its services competitively. The market for high-speed data communications services, Internet access and Voice over Internet Protocol is rapidly evolving and intensely competitive. While many competitors and potential competitors may enjoy competitive advantages over the Company, the Company is pursuing a significant market that, management believes, is currently under-served. Although pricing is an important part of the Company’s strategy, management believes that direct relationships with customers and consistent, high quality service and customer support will be key to generating customer loyalty. During the past several years, market prices for many telecommunications services and equipment have been declining, which is a trend that might continue.

Goodwill, Intangible Assets and Other Long-Lived Assets.

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of businesses acquired and is not amortized. Other intangible assets are amortized on a straight-line basis over the estimated future periods to be benefited, ranging from two to five years.

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of,” which requires that long-lived assets and certain intangible assets be reviewed for impairment whenever

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value of the assets is less than the carrying value of the assets, an impairment loss is to be recognized. Fair value may be determined using various valuation techniques including present value techniques based on future cash flows or recent sales offers.

The Company reviews the recoverability of goodwill annually, or when events and circumstances change, by comparing the estimated fair values, based on appropriate valuation techniques, including a discounted forecast of future cash flows or recent sales offers (what a willing buyer would pay a willing seller), of reporting units with their respective carrying values. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying value of goodwill over its implied fair value. There was no impairment of goodwill at December 31, 2004 based on a discounted forecast of future cash flows. Impairment of assets held for sale, including goodwill at September 30, 2005, is discussed below.

During the third quarter of 2005, the Company initiated a plan to sell its wholly-owned subsidiary, Vector Internet Services, Inc., a Minnesota based Internet service provider (“VISI”), and solicited and received several offers for its sale. As a result of such activities, the Company has reclassified VISI’s carrying value (including $8,482 of goodwill, net of accumulated amortization, recorded on the Company’s consolidated financial statements), as “assets - discontinued subsidiary held for sale” and “liabilities - discontinued subsidiary held for sale,” respectively, in its consolidated balance sheets at September 30, 2005 and December 31, 2004, and has reclassified VISI’s results of operations for the three and nine months ended September 30, 2005, as results from “discontinued operations.” Based on the solicitation offers received for the sale of VISI, the Company determined that the carrying value of VISI of $9,033 exceeded its fair value and, accordingly, recorded an impairment loss of $6,033 against its carrying value in accordance with the provisions and guidance of SFAS 144. If market conditions become less favorable, the Company may be required to recognize additional impairment charges. The Company anticipates completing the sale of VISI before the end of the first quarter of 2006.

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

Assets and liabilities of the discontinued subsidiary held for sale at September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005	December 31, 2004
Assets-discontinued subsidiary held for sale:
Cash	$50	$50
Accounts receivable, net	340	412
Other current assets	160	209
Fixed assets, net	872	1,041
Other assets	8	8
Goodwill, net	8,482	8,482
Asset impairment write-off	(6,033)	-
Total assets held for sale	$3,879	$10,202

Liabilities-discontinued subsidiary held for sale:
Accounts payable	$134	$231
Accrued salaries	107	73
Other current liabilities	146	65
Deferred revenue	493	518
Total liabilities held for sale	$880	$887

Summary results of discontinued operations of VISI for the three and nine months ended September 30, 2005 are:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Revenue	$1,659	$5,106
Operating expenses	1,578	5,031
Operating income	81	75
Net income	81	75

Allowance for Doubtful Accounts.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Such allowance requires management’s estimates and judgments and is computed based on historical experience using varying percentages of aged receivables. The Company principally sells its services directly to end users mainly consisting of small to medium sized businesses, but the Company also sells its services to certain resellers, such as Internet service providers (“ISPs”). The Company believes that it does not have significant exposure or concentrations of credit risk with respect to any given customer. However, if the country or any region the Company services experiences an economic downturn, the financial condition of the Company’s customers could be adversely affected, which could result in their inability to make payments to the Company. This could require additional provisions for doubtful accounts and an increase in the allowance. In addition, a negative impact on revenue and cash flows

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

related to those customers may occur. No individual customer accounted for more than 5% of revenue for the three and nine months ended September 30, 2005 and 2004.

Fair Value of Financial Instruments and Derivatives.

The Company accounts for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designated are based on the exposures hedged. Changes in the fair value of derivatives designated as fair value hedges are recognized in earnings along with fair value changes of the hedged item. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) and are recognized in earnings when the hedged item affects earnings. Changes in the fair value of derivative instruments which are not designated as hedges are recognized in earnings as other income (loss). At September 30, 2005 and December 31, 2004, the Company did not have any derivative instruments that were designated as hedges.

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

Contingencies and Litigation.

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

Inventory.

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

Income Taxes.

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

B.     Earnings (Loss) Per Share.

The Company computes earnings (loss) per share pursuant to SFAS No. 128, “Earnings Per Share.”  Basic earnings (loss) per share is computed by dividing income or loss applicable to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period, excluding shares subject to repurchase.

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

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

Net loss per share for the three and nine month periods ending September 30, 2005 and 2004, respectively, are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss applicable to common stockholders from continuing operations:
Net loss from continuing operations	$(4,804)	$(5,958)	$(11,381)	$(18,957)
Dividends on preferred stock	—	(40)	—	(950)
Accretion of preferred stock	—	(4,812)	—	(8,852)
Fair value of Series Z Preferred stock	—	(2,630)	—	(2,630)
Net loss applicable to common stockholders from continuing operations	$(4,804)	$(13,440)	$(11,381)	$(31,389)
Net loss per share, basic and diluted from continuing operations	$(0.02)	$(0.06)	$(0.05)	$(0.19)

Net loss applicable to common stockholders from discontinued operations:
Net (loss) income from discontinued operations	$(5,952)	$39	$(5,958)	$151
Dividends on preferred stock	—	—	—	—
Accretion of preferred stock	—	—	—	—
Fair value of Series Z Preferred stock	—	—	—	—
Net loss applicable to common stockholders from discontinued operations	$(5,952)	$39	$(5,958)	$151
Net loss per share, basic and diluted from discontinued operations	$(0.03)	$(0.00)	$(0.03)	$(0.00)

Net loss applicable to common stockholders:
Net loss from operations	$(10,756)	$(5,919)	$(17,339)	$(18,806)
Dividends on preferred stock	—	(40)	—	(950)
Accretion of preferred stock	—	(4,812)	—	(8,852)
Fair value of Series Z Preferred stock	—	(2,630)	—	(2,630)
Net loss applicable to common stockholders	$(10,756)	$(13,401)	$(17,339)	$(31,328)
Net loss per share, basic and diluted	$(0.05)	$(0.06)	$(0.07)	$(0.19)

Shares used in computing net loss per share, basic and diluted	233,620,817	212,218,234	233,620,597	164,442,133

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

The following options, warrants and convertible preferred stock were excluded from the calculation of earnings per share since their inclusion would be anti-dilutive for all periods presented:

	Shares of Common Stock September 30,
	2005	2004
Options to purchase common stock	32,823,396	44,671,029
Warrants to purchase common stock	192,212,192	171,747,621
Total	225,035,588	216,418,650

As of September 30, 2005, the Company had 233,620,817 shares of common stock issued and outstanding. As of December 31, 2004, the Company had 233,619,817 shares of common stock issued and outstanding. The increase resulted from 1,000 shares of common stock issued to employees participating in the Company’s 1999 Employee Stock Purchase Plan. The weighted average number of shares of common stock outstanding used in computing earnings per share for the three months ended September 30, 2005 and 2004 was 233,620,817 and 212,218,234, respectively. The weighted average number of shares of common stock outstanding used in computing earnings per share for the nine months ended September 30, 2005 and 2004 was 233,620,597 and 164,442,133, respectively.

C.     Incentive Stock Award Plans.

As of September 30, 2005 the Company had four stock-based employee option plans, which are described more fully in the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company accounts for stock-based compensation under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, compensation expense is not recognized for the fair market value of options on the date of grant.

The following table presents the effect on the Company’s net loss and net loss per share as if the Company had applied the fair value method of accounting for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”):

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net loss, as reported	$(10,756)	$(5,919)	$(17,339)	$(18,806)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(729)	(1,553)	(2,559)	(4,017)
Pro forma under SFAS 123	$(11,485)	$(7,472)	$(19,898)	$(22,823)

Net loss applicable to common stockholders:
As reported	$(10,756)	$(13,401)	$(17,339)	$(31,238)
Pro forma under SFAS 123	$(11,485)	$(14,954)	$(19,898)	$(35,255)
Basic and diluted net loss per common share:
As reported	$(0.05)	$(0.06)	$(0.07)	$(0.19)
Pro forma under SFAS 123	$(0.05)	$(0.07)	$(0.09)	$(0.21)

The estimated fair value at date of grant for options granted during the three months ended September 30, 2005 was $0.08. The estimated fair value at date of grant for options granted during the nine months ended September 30, 2005 ranged from $0.08 to $0.29. The estimated fair value at date of grant for the three and nine months ended September 30, 2004 ranged from $0.21 to $0.71 per share. The minimum value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Risk free interest rate	3.79%	2.85-3.56%	3.38-4.15%	1.96-3.67%
Expected dividend yield	None	None	None	None
Expected life of option	4 Years	3-4 Years	3-4 Years	3-4 Years
Expected volatility	111%	142%	96-111%	134-145%

As additional options are expected to be granted in future periods, and the options vest over several years, the above pro forma results are not necessarily indicative of future pro forma results.

D. Recently Issued Accounting Pronouncements.

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

In December 2004, the FASB issued SFAS 153, “Exchange of Non-monetary Assets, an Amendment of APB Opinion No 29” (“SFAS 153”). SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis. Instead, this statement provides that exchanges of non-monetary assets that do not have commercial substance be reported at carryover basis rather than a fair value basis. A non-monetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Although the Company adopted the standard as of July 1, 2005, it did not have any non-monetary asset exchanges.

2.     Liquidity.

As reflected in the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company incurred operating losses of approximately $18,001 and negative operating cash flows of approximately $7,541. During the nine months ended September 30, 2005, the Company incurred operating losses of approximately $4,059 from continuing operations and negative operating cash flows from continuing operations of approximately $2,302. These operating losses and negative operating cash flows have been financed primarily by proceeds from debt and equity issuances. The Company had accumulated deficits of approximately $360,056 at September 30, 2005 and $342,717 at December 31, 2004. The Company expects its operating losses, net operating cash outflows and capital expenditures to continue through 2005 and 2006.

On July 18, 2003, the Company raised approximately $30,000 in debt and equity financing. In addition, on October 7, 2004, the Company raised $4,250 in a secured convertible note and warrant financing (Note 6). The Company’s independent registered public accounting firm for its December 31, 2004 audit, has noted in their report on the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31,

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

2004 that the Company’s sustained operating losses raise substantial doubt about its ability to continue as a going concern. On November 3, 2005, in connection with the closing on November 2, 2005 of a new 18% secured debt financing with DunKnight Telecom Partners LLC (“DunKnight”), the Company paid off, at a substantial discount, its existing senior secured debt of $30,836 (inclusive of accrued interest) originally issued on July 18, 2005 (note 10). Based on its current business plans and projections, the Company believes that its existing cash resources plus cash received and expected to be received from its November 2, 2005 secured debt financing transaction and cash expected to be generated from operations and from the anticipated sale of its wholly-owned operating subsidiary (note 1), will be sufficient to fund its operating losses, capital expenditures, lease payments and working capital requirements into the second quarter of 2006. As a result, the Company will need to raise additional financing before the end of the second quarter of 2006, through some combination of borrowings or the sale of equity or debt securities, in order to finance its ongoing operating requirements and to enable it to repay all of its debt obligations (notes 6 and 10). The Company may not be able to raise sufficient additional debt, equity or other capital on acceptable terms, if at all. Failure to generate sufficient revenues, contain certain discretionary spending, achieve certain other business plan objectives (including the timely sale of its wholly-owned operating subsidiary on acceptable terms, if at all), or raise additional funds could have a material adverse affect on the Company’s results of operations, cash flows and financial position, including its ability to continue as a going concern, and may require the Company to sell all or a portion of the Company’s assets, significantly reduce, reorganize, discontinue or shut down its operations, or seek protection under the U.S. bankruptcy code. There can be no assurance that any sale transaction, merger or liquidating distribution by the Company will result in any minimum value or minimum amount of proceeds accreting to the benefit of the Company’s common stockholders as a result of any such transaction, should one occur.

The Company’s cash requirements and financial performance, including its ability to achieve and sustain profitability or become and remain cash flow positive, may vary based upon a number of factors, including:

•	its ability to raise sufficient additional capital;

•	if its business plans or projections change or prove to be inaccurate;

•	if the Company curtails and/or reorganizes its operations, and/or sells all or a portion of its assets;

•	its ability to timely sell VISI, on acceptable terms, if at all;

•	the development of the high-speed data and integrated voice and data communications industries and the Company’s ability to compete effectively in such industries;

•	the amount, timing and pricing of customer revenue;

•	the availability, timing and pricing of acquisition opportunities, and the Company’s ability to capitalize on such opportunities;

•	the identification of and generation of synergies with potential business combination candidates, and the Company’s ability to close any transactions with such parties on favorable terms, if at all;

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

3.     Stockholders’ Equity.

During the first quarter of 2005 the Company issued 1,000 shares of its common stock to employees participating in its 1999 Employee Stock Purchase Plan. During July, 2004, the Company issued 77,777,775 and 11,710,142 shares of its common stock, respectively, upon the conversion of the remaining balance of 14,000 shares of Series X Preferred Stock and as payment for approximately $4,040 of accrued dividends on such converted shares of Series X Preferred Stock. In addition, as part of a Recapitalization Agreement, to induce the holders of the Series X Preferred Stock to convert the aforementioned shares, the Company issued to the former holders of the Series X Preferred Stock 14,000 shares of a new Series Z preferred stock, $.001 par value, (the “Series Z Preferred Stock”) with a liquidation preference of $1,120 per share and a fair value of $2,630, as of the date of issuance. During the first quarter of 2004, the Company issued 33,333,333 and 2,316,832 shares of its common stock, respectively, upon the conversion of 6,000 shares of Series X Preferred Stock and as payment for approximately $1,560 of accrued dividends on such converted shares of Series X Preferred Stock (Note 8). Also during the first quarter of 2004, the Company issued 2,260,910 and 309,864 shares of its common stock, respectively, upon the conversion of 1,000 shares of Series Y Preferred Stock and as payment for approximately $221 of accrued dividends on such converted shares of Series Y Preferred Stock (Note 8). In addition, during the first quarter of 2004, the Company issued 413,160 shares of its common stock, upon the exercise of 1,358,025 stock warrants granted in connection with certain loan guarantees and it issued 30,467

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

and 6,336 shares of its common stock, respectively, upon exercises of employee stock options and to employees participating in the Company’s 1999 Employee Stock Purchase Plan.

On November 3, 2005, the Company cancelled and redeemed all outstanding shares of its Series Z Preferred Stock (note 10).

4.     Restructuring.

The Company had no restructuring charges during the nine months ended September 30, 2005 and had no restructuring reserve balances at September 30, 2005 and December 31, 2004.

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

5.     Goodwill and Other Intangible Assets.

A.     Goodwill.

In accordance with the provisions SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which became effective on January 1, 2002, the Company ceased to amortize $8,482 of goodwill, net of accumulated amortization, related to its subsidiary Vector Internet Services, Inc. (“VISI). In lieu of amortization, the Company made an initial impairment review of its goodwill in January of 2002 and subsequent annual reviews during 2003 and 2004, which did not result in any impairment adjustments. The Company did not acquire or dispose of any goodwill during the calendar year 2004; therefore, the carrying value of the goodwill, net of accumulated amortization at December 31, 2004 was $8,482. During the third quarter of 2005, the Company initiated a plan to sell VISI and accordingly, solicited and received several offers for its sale. As a result, the Company has reclassified VISI’s carrying value (including $8,482 of goodwill recorded on the Company’s books), as assets and liabilities - discontinued subsidiary held for sale, respectively, in its consolidated balance sheets at September 30, 2005 and December 31, 2004. Based on the solicitation offers received for the sale of VISI, the Company determined that the carrying value of VISI of $9,033 exceeded its fair value and accordingly, recorded an impairment loss of $6,033 against its carrying value in accordance with the provisions and guidance of SFAS 144 (note 1).

B.     Other Intangible Assets.

The following table shows the gross and unamortized balances of other intangible assets which are comprised solely of customer lists which are amortized over twenty-four months:

September 30, 2005			December 31, 2004
	Accumulated			Accumulated
Gross	Amortization	Net	Gross	Amortization	Net

$ 15,483	$ 15,483	$ 0	$ 15,483	$ 15,436	$ 47

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

Amortization expense of other intangible assets for the three and nine months ended September 30, 2005 was $7 and $47, respectively. Amortization expense for the three and nine months ended September 30, 2004 was $211 and $745, respectively.

6.     Debt.

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

The Laurus Notes mature on August 1, 2006. Annual interest on the Laurus Notes is equal to the prime rate published in The Wall Street Journal from time to time, plus two percent rate, provided, that such annual rate of interest on the Laurus Notes may not be less than six percent or more than seven percent (7% as of September 30, 2005). Notwithstanding the six percent interest rate floor, the interest rate on the Laurus Notes will be decreased two percent per annum for each 25% increase in the price of the Company’s common stock above $0.28 per share, if, at that time, the Company has on file with the SEC an effective registration statement for the resale of shares of common stock issued or issuable upon conversion of the MB Note and upon exercise of the Laurus Warrant and, if not, the interest rate will be decreased one percent per annum for each 25% increase in the price of the Company’s common stock above $0.28 per share. As of February 4, 2005, the Company has on file with the SEC an effective registration statement for the resale of shares of common stock underlying the MB Note and Laurus Warrant. Any change in the interest rate on the Laurus Notes will be determined on a monthly basis. In no event will the interest rate on the Laurus Notes be less than 0.00%. Interest on the Laurus Notes is payable monthly in arrears on the first day of each month during the term of the Laurus Notes.

The initial fixed conversion price under the Laurus Notes is $0.28 per share. The initial conversion price and the number of shares of the Company’s common stock issuable upon conversion of the each of the Laurus Notes are subject to adjustment in the event that the Company reclassifies, subdivides or combines its outstanding shares of common stock or issues additional shares of its common stock as a dividend on its outstanding shares of common stock. The fixed conversion price is subject to anti-dilution protection adjustments, on a weighted average basis, upon the Company’s issuance of additional shares of common stock at a price that is less than the then current fixed conversion price. Subject to certain limitations, Laurus may, at any time, convert the outstanding indebtedness of each of the Laurus Notes into shares of the Company’s common stock at the then applicable conversion price. Subject to certain trading volume and other limitations, the MB Note will automatically convert at the then applicable conversion price into shares of the Company’s common stock if, at any time while an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”), for the resale of the Company’s common stock underlying the MB Note and Laurus Warrant is outstanding, the average closing price of the Company’s common stock for ten consecutive trading days is at least $0.31, subject to certain adjustments. The Revolving Note is potentially convertible into more than $750 worth of

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

the Company’s common stock, depending upon the amount of aggregate borrowings by the Company under the Revolving Note and the amount of conversions by Laurus.

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

In exchange for agreement by the Company’s senior, secured lenders (Deutsche Bank AG London, acting through DB Advisors LLC as investment agent (“Deutsche Bank”), and VantagePoint Venture Partners III (Q), L.P., VantagePoint Venture Partners III, L.P., VantagePoint Communications Partners, L.P. and VantagePoint Venture Partners 1996, L.P. (collectively, “VantagePoint;” VantagePoint and Deutsche Bank being collectively referred to herein as the “2003 Investors”)) to subordinate to Laurus their prior lien on certain of the Company’s accounts receivable, the Company issued warrants to the 2003 Investors (the “2004 Warrants”), allocated ratably in accordance with the Investors’ interests in the Company’s July 2003 note and warrant financing, to purchase up to an aggregate of 19,143,000 shares of common stock. The 2004 Warrants were approved by the Company’s stockholders on February 9, 2005; expire on July 18, 2006; and are exercisable solely in the event of a change of control of the Company where the price paid per share of common stock or the value per share of common stock retained by the Company’s common stockholders in any such change of control (the “Change of Control Price”) is less than the then current per share exercise price of the warrants issued as part of the Company’s July 2003 financing led by Deutsche Bank. The exercise price of the 2004 Warrants will be calculated at the time of a qualifying change of control of the Company, if any, and will be equal to the Change of Control Price. The 2003 Investors have been afforded certain registration rights with regard to the 2004 Warrants. As a condition to the Company’s issuance of the 2004 Warrants, the 2003 Investors waived any anti-dilution rights to which they might otherwise be entitled under all warrants previously issued to the 2003 Investors resulting from the issuance or exercise of the 2004 Warrants. The Company determined that the fair value of the 2004 Warrants is not material and accordingly no modifications to the July 18, 2003 note and warrant transaction was required (note 10).

The Company determined, in accordance with the guidance of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” that the following derivatives resulted from the Laurus financing transaction described above: (i) the conversion option of the MB Note and (ii) the 1,321,571 warrants issued to Laurus and TN. Accordingly, the Company recorded the fair value of these derivatives approximating $231 as a debt discount and a non-current liability on its consolidated balance sheet. The debt discount is being amortized to interest expense using the “Effective Interest Method” of amortization over the 22 month term of the Laurus Notes. For the three and nine months ended September 30, 2005, approximately $30 and $61, respectively, of this debt discount was amortized to interest expense. At September 30, 2005, the value of the derivatives was increased by approximately $30 to the then current value of approximately $106

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

with a corresponding charge to other expense. At June 30, 2005, the value of the derivatives was decreased by approximately $72 to the then current fair value of approximately $77 with a corresponding increase to other income. At March 31, 2005 the value of the derivatives was decreased by approximately $138 to the then current fair value of approximately $148. At December 31, 2004, the value of the derivatives was increased by approximately $55 to the then current fair value of approximately $286 with a corresponding charge to other expense. The Company will continue to mark these derivatives to market on a quarterly basis.

At September 30, 2005, the Company reclassified its outstanding debt approximating $22,084 net of discounts from long-term to short-term as such debt will become due in less than a year.

On November 3, 2005, the Company paid off its existing senior secured debt held by the 2003 Investors approximating $30,836 (inclusive of accrued interest) at a substantial discount with the proceeds of a new debt financing and, among other things, cancelled and redeemed all outstanding warrants to purchase common stock of the Company previously held by the 2003 Investors, including the 2004 Warrants (note 10).

7.     Commitments and Contingencies.

Commitments.

Under the Company’s facility operating leases, minimum operating lease payments are approximately $362 remaining in 2005, $773 in 2006, $300 in 2007, $157 in 2008, $156 in 2009 and $884 from 2010 through 2015.

The Company has varying purchase commitments with certain service providers that range from one to five years all of which may be cancelled with prior written notice of which some are subject to early termination fees.

Risks and Uncertainties.

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

In February 2005, the Federal Communications Commission (the “FCC”) issued its Triennial Review Remand Order (the “TRRO”) and adopted new rules, effective March 11, 2005, governing the obligations of incumbent local exchange carriers (“ILECs”) to afford access to certain of their network elements, if at all, and the cost of such facilities. Among other things, the TRRO reduces the ILECs’ obligations to provide high-capacity DS1 loops and DS1 and DS3 dedicated transport facilities between certain ILEC wire centers that are deemed to be sufficiently competitive, based upon the number of fiber collocators or the number of business access lines within such wire centers. The TRRO eliminates, over time, the ILECs’ obligations to provide these high-capacity circuits to competitive local exchange carriers (“CLEC”) like the Company at the discounted rates CLECs have historically received under the 1996 Telecommunications Act. The costs for those of the Company’s existing high-capacity circuits impacted by the FCC’s new rules were subject to

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

increase by 15% effective in March 2005. By March 10, 2006, the Company will be required to transition those existing facilities to alternative arrangements, such as other competitive facilities or the higher-priced “special access services” offered by the ILECs. Additionally, subject to any contractual protections the Company may have under its existing interconnection agreements with ILECs, beginning March 11, 2005, the Company was subject to the ILECs’ higher “special access” pricing for any new installations of DS1 loops and/or DS1 and DS3 transport facilities in the impacted ILEC wire centers. Although the Company is currently assessing the impact of these price increases on its network operating expense, as well as evaluating network configuration alternatives that may help minimize the impact of these increases, the Company currently estimates that its network operating expense will increase by approximately $20 per month as a result of the March 2005 pricing changes and it has accrued for such estimated increases.

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

8.     Mandatorily Redeemable Convertible Preferred Stock.

At September 30, 2005 and December 31, 2004, the Company had no outstanding shares of mandatorily redeemable convertible preferred stock. As more fully described in the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company entered into a Series X Preferred Stock Purchase Agreement with VantagePoint on November 14, 2001 (the “Series X Purchase Agreement”), relating to the sale and purchase of up to an aggregate of 20,000 shares of Series X Preferred Stock at a purchase price of $1,000 per share. On December 24, 2001, the Company entered into a Series Y Preferred Stock Purchase Agreement (the “Series Y Purchase Agreement”) with Columbia Capital Equity Partners III, L.P., Columbia Capital Equity Partners II, L.P., The Lafayette Investment Fund, L.P., Charles River Partnership X, a Limited Partnership, and N.I.G. Broadslate (collectively with their assigns, the “Series Y Investors”), relating to the sale and purchase of up to an aggregate of 15,000 shares of Series Y Preferred Stock at a purchase price of $1,000 per share.

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

The Series X Preferred Stock and Series Y Preferred Stock activity during the nine months ended September 30, 2004 is summarized as follows:

	Mandatorily
	Redeemable Convertible Preferred Stock
	Series X		Series Y
	Shares	Amount	Shares	Amount

Balance December 31, 2003	20,000	$16,231	1,000	$788

Conversion of Preferred Stock to common stock	(20,000)	(20,000)	(1,000)	(1,000)

Payment of dividends on converted Series X and Y Preferred Stock		(5,600)		(221)

Accrued dividends on Series X and Y Preferred Stock		940		10

Accretion of beneficial conversion feature of Series X and Y Preferred Stock		8,429		423
Balance September 30, 2004	—	$—	—	$—

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

9.     Related Party Transactions.

The Company had no related party transactions during the nine months ended September 30, 2005. For further information regarding related party transactions as of and for the year ended December 31, 2004, refer to the Company’s consolidated financial statements and footnotes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2004.

10.   Subsequent Events.

November 2, 2005, 18% Secured Debenture Financing and Related Transactions.

On November 2, 2005, pursuant to the terms of a Securities Purchase Agreement dated such date between DunKnight and the Company (the “DunKnight Purchase Agreement”), the Company consummated a private placement to DunKnight of 18% Secured Debentures, at a discount to their face principal amount, due August 2, 2006 (the “Debentures”). Pursuant to the terms of the DunKnight Purchase Agreement, as described in more detail below, the Company will borrow up to an aggregate of $10,000 in exchange for its issuance of up to an aggregate $13,000 in face principal amount of Debentures.

At the first closing under the DunKnight Purchase Agreement, which occurred on November 2, 2005, the Company issued $8,000 in face principal amount of Debentures and received $6,000 in gross cash proceeds on November 3, 2005. At the second closing, which is set to occur on January 3, 2006 and which is conditioned on there not having occurred, without cure or waiver prior to the second closing date, a material event of default (as defined in the DunKnight Purchase Agreement), other than defaults in financial covenants, the Company will issue an additional $5,000 in face principal amount of Debentures to DunKnight and/or its designee(s) and will receive an additional $4,000 in gross cash proceeds. Each Debenture matures on August 2, 2006 and carries an annual interest rate of 18%, payable monthly in arrears in cash based on the face principal amount of the Debenture. Interest is based on a 360-day year and the actual number of days elapsed. The monthly cash requirements in respect of interest payments will be approximately $120 following the first closing, commencing on December 1, 2005, and an additional $75 following the second closing, commencing on February 1, 2006, for an aggregate $195 per month. Overdue interest is subject to an additional annual interest rate of 10.5% and, upon an event of default, the interest rate will increase by an additional 10.5%. Upon the occurrence of an event of default, DunKnight may declare all amounts under the Debentures immediately due and payable in cash and, in such event, the Company would be required to pay 112% of the principal amount of the Debentures, plus all accrued and unpaid interest and any unpaid penalties or late fees. The Company may prepay the entire principal amount due under the Debentures at any time without any additional premium or penalty.

Pursuant to the terms of that certain Implementation Agreement dated November 2, 2005, among the Company and the 2003 Investors, on November 3, 2005, the Company used $5,500 of the proceeds of the first closing of the DunKnight Debenture financing to eliminate, at a substantial discount, $30,836 (inclusive of accrued but unpaid interest) in senior secured debt due July 6, 2006 originally issued to the 2003 Investors on July 18, 2003, cancel all outstanding shares of the Company’s Series Z Preferred Stock previously issued to VantagePoint that carried a liquidation preference of $15,680 and cancel warrants to purchase approximately 190,890,621 shares of the Company’s common stock previously issued to the 2003 Investors. In addition, the Implementation Agreement terminated, subject to exceptions for certain limited surviving provisions, all

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

previously existing agreements under which the 2003 Investors and their affiliates had imposed numerous financial, operational, and other contractual obligations on the Company.

The DunKnight Purchase Agreement contains standard representations and warranties, financial and information rights, reimbursement of fees and expenses, and indemnity provisions. In addition, DunKnight has a pre-emptive right to participate in up to 100% of any proposed subsequent financing of the Company, except for issuances to refinance the Debentures and certain other limited exceptions.

The Company and two of its subsidiaries granted DunKnight a first priority security interest in substantially all of their assets as collateral security for the Debentures. The security interests are subject to Laurus’ security interest in the Company’s accounts receivables, which secures the Company’s indebtedness to Laurus of approximately $4,250.

The terms of the Debentures limit the Company’s and its subsidiaries’ abilities to take the following actions, among others, without the consent of a majority in principal amount of the Debentures:

•
incur additional indebtedness other than (i) indebtedness existing as of the first closing date, including the Company’s minimum borrowing note and revolving note held by Laurus, (ii) up to an aggregate of $150 in lease obligations and purchase money indebtedness to acquire capital or leased assets, (iii) trade accounts payable, letters of credit, and surety bonds incurred in the ordinary course, (iv) certain guarantees incurred in the ordinary course and (v) debt incurred to pay off the Debentures in full;

•	create any liens other than certain permitted liens;

•	amend its organizational documents in a way that materially and adversely affects the rights of the holders of the Debentures;

•	repurchase more than a de minimis number of shares of common stock;

•	pay cash dividends on, or make cash distributions with respect to, any equity security;

•	transfer any assets other than (i) inventory in the ordinary course, (ii) obsolete or unusable assets and (iii) the assets or capital stock of VISI;

•	increase the base salary of the chief executive officer beyond $300 per year;

•	enter into any agreement involving payments by the Company exceeding $150;

•	initiate bankruptcy or insolvency proceedings;

•	engage in a change of control transaction (as defined in the Debentures);

•	change the Company’s business objectives, operations, or capital structure unless such change is unanimously approved by the Company’s board of directors;

•	permit any person to declare a default under, or terminate, any material agreement; and

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

•	undertake financings involving the issuance of securities (other than in order to refinance the Debentures).

The Debentures also contain negative covenants that, among other things, require that at all times the Company be able to pay its debts generally when they become due and that it maintain a balance of unrestricted, unencumbered marketable securities, cash, and cash equivalents with a value of at least $1,500. The foregoing covenants are subject to a number of exceptions and qualifications.

Prior to the Debenture financing, the Company had no material relationship with DunKnight (other than the prior employment relationship between the Company and Mr. Struwas). Mr. Struwas who, effective on November 3, 2005, was appointed as a director, and the chief executive officer and president, of the Company, has a minority, non-managing membership interest in DunKnight (an approximate 4% interest for a $250,000 capital contribution). In addition, during fiscal year 2004, Mr. Struwas received approximately $83,507 in salary and $100,000 in termination payments from the Company in respect to his former employment with the Company and $66,666 in consulting fees for services rendered to the Company following termination of his former employment with the Company.

In connection with the Debenture financing, the employment of Kirby G. “Buddy” Pickle with the Company was effectively terminated and, on November 2, 2005, Mr. Pickle resigned from his positions as a director and as the chief executive officer and president of the Company (and from all positions with the Company’s subsidiaries). Mr. Pickle’s termination of employment triggered severance benefits under his employment agreement with the Company dated April 14, 2004 (the “Existing Employment Agreement”). Additionally, on November 2, 2005, the Company entered into an amendment to the Existing Employment Agreement with Mr. Pickle (the “Amendment Agreement”) to address considerations arising from the American Jobs Creation Act of 2004 (the “Jobs Act”). Pursuant to the Existing Employment Agreement, the Company (i) will continue to pay Mr. Pickle, as severance, his base salary for the eighteen months following his termination of employment, in an aggregate amount of $525, in accordance with regular payroll practices, and (ii) will pay for Mr. Pickle’s COBRA costs for the continuation of his medical benefits for the eighteen month period, subject to Mr. Pickle’s compliance with the surviving provisions of the Existing Employment Agreement. Pursuant to the Amendment Agreement, Mr. Pickle and the Company agreed to defer all severance payments of base compensation under the Existing Employment Agreement for a period of six months and one day from his termination date. On the first payroll date after such six month and one day period, all payments otherwise payable to Mr. Pickle during such period will be paid in a lump sum. Monthly severance payments will continue thereafter for the remainder of the 18 month period. Pursuant to Mr. Pickle’s existing stock option agreement, the vesting of Mr. Pickle’s options accelerated such that all unvested shares subject to the options that would otherwise have vested over the period of 12 months following the date of termination of Mr. Pickle’s employment with the Company immediately vested and remain exercisable until the first anniversary of the termination date. In consideration for these payments, Mr. Pickle executed and delivered a standard release and waiver in favor of the Company. Mr. Pickle’s non-compete obligations under the Existing Employment Agreement continue for the term of the severance payments.

Mr. Pickle also received a one-time, $350 bonus for leading the Company in consummating the Debenture financing.

Effective on November 3, 2005, the Company entered into an employment agreement with Mr. Struwas (the “Employment Agreement”). Under the Employment Agreement, Mr. Struwas agreed

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

to serve as a director and the chief executive officer of the Company, responsible for directing the Company’s overall business and operations.

The Employment Agreement provides for a $300 annual base salary, which is subject to annual review by the board of directors (subject to any contractual restrictions binding upon the Company that would prevent an adjustment to his base salary), a one-time, $100 signing bonus, payable in twelve equal monthly installments, and benefits, paid vacation, sick leave, and personal leave comparable to the benefits and leave offered to the Company’s other senior executive officers. Provided that he has not been terminated for “cause” and has not resigned for other than “good reason,” each as defined in the Employment Agreement, Mr. Struwas will be eligible for a bonus for his work during fiscal year 2006, to be paid at the discretion of the board of directors based on the Company’s achievement of operating results forecast in the Company’s 2006 operating plan in the form approved by the Company’s board of directors. Thereafter, the Employment Agreement anticipates that Mr. Struwas will be eligible for annual target bonuses in an amount of up to 100% of his base salary, based on the Company’s achievement of performance targets which the board of directors shall set at the beginning of each fiscal year.

The board of directors also granted Mr. Struwas a non-qualified stock option to acquire 8,000,000 shares of the Company’s common stock, and committed to grant Mr. Struwas additional non-qualified stock options to acquire 4,850,000 shares of the Company’s common stock on January 3, 2006 pursuant to the Company’s Amended and Restated 2001 Stock Option and Incentive Plan (the “Plan”). The options vest over three years with no shares vesting until the six month anniversary of the grant date, 16.7% of the shares vesting on the six month anniversary date and 2.778% of the shares vesting on each successive month thereafter until fully vested on the three-year anniversary of the grant date. The 8,000,000 options carry an exercise price of $0.06 per share, which was the market value of the Company’s common stock on November 2, 2005, the Determination Date (as defined in the Plan) under the Plan.

The Employment Agreement entitles Mr. Struwas to severance under certain circumstances. If Mr. Struwas is terminated without “cause” or if he resigns for “good reason,” then he will be entitled to receive continuation of his base salary and medical benefits for (i) twelve months, if he is terminated or resigns before the twelve month anniversary of his employment, or (ii) eighteen months, if he is terminated or resigns anytime thereafter. Severance is conditioned upon Mr. Struwas executing and delivering a general release and waiver in favor of the Company. If Mr. Struwas is terminated for “cause,” or quits other than for “good reason”, he is entitled to no severance payments. All severance payments of base compensation must be accelerated so that they are paid no later than March 15th of the year following the year in which Mr. Struwas is terminated from employment in order to address considerations arising from the Jobs Act.

Mr. Struwas’ employment is at-will, and the Employment Agreement contains non-compete covenants and confidentiality obligations.

October 13, 2005, Notice of Failure to Satisfy Continued Listing Rule or Standard.

On October 13, 2005, the Company received a notice from The American Stock Exchange (“Amex”) that the Company’s common stock may not be suitable for auction market trading as a result of its low trading prices over the last six months and advising the Company that Amex deems it appropriate for the Company to effect a reverse split of its shares of common stock to address its trading price within a reasonable amount of time. If the Company does not effect a reverse stock split within a reasonable amount of time, Amex may determine that the Company does not meet Amex’s continued listing standards, and, in such event, the Company would become subject to the

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

Amex delisting procedures. The Company’s management and board of directors are currently evaluating various alternatives in response to the Amex request and have not yet determined whether to pursue a reverse stock split.

(Dollars in Thousands, Except Per Share Amounts)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview.

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

During 2004, we focused on reducing operating losses and increasing gross margins. On March 25 and September 21, 2004, we implemented reductions-in-force of 62 and 32 employees, respectively, as part of our cost reduction measures. In connection with this latter reduction-in-force, during the third quarter of 2004, we began implementing a new sales and marketing strategy by reorganizing our inside sales force, reducing funding for certain sales and marketing activities, and re-directing our focus to sales of multi-line accounts and sales of higher margin services, including our integrated voice and data services and T-1 data services. As a result of these and

(Dollars in Thousands, Except Per Share Amounts)

other cost-savings measures, we have improved our operating cash flows from continuing operations for the nine months ended September 30, 2005, compared to the same period in 2004. However, our cost reduction measures, and particularly, our sales force reductions, have placed, and continue to place, downward pressure on our ability to sustain or grow our revenue base.

Like many of our competitors, we experience a degree of customer disconnects or “churn” due to competitive pricing pressures and other factors, which churn is in excess of the rate that we are currently acquiring new customers. In response to this, we implemented a program pursuant to which our customer retention representatives proactively endeavor to renew existing customers to service agreements prior to or at the time of initial term expiration. While we are taking measures to control customer churn, our ability to generate and sustain positive operating cash flow will be dependent, in large part, on our ability to obtain additional funding to support our working capital needs and increase our sales and customer acquisition activities, while continuing to further control our operating costs. There can be no assurance that we will be able to obtain additional funding, increase our sales or further control our operating costs in future periods (see “Liquidity and Capital Resources”).

While the foregoing operational and market factors pose significant challenges for our business, we believe our significant facilities-based voice and data network in the densely populated, Northeast and mid-Atlantic business communications corridor and our established customer base in those markets favorably position us to leverage opportunities in our industry, provided we obtain the additional financing required to support our operations, increase our sales and marketing activities, refinance our existing debt due in the third quarter of 2006, and fund our strategic and growth initiatives. We may not be able to raise sufficient additional capital, if at all, and may not be able to fully consummate our strategic initiatives or leverage our network assets to exploit the opportunities in the market place.

Operating Cash Flow from Continuing Operations. Our operating cash flow from continuing operations for the nine months ended September 30, 2005 was negative $2,048, a 77% improvement over operating cash flow of negative $9,058 for the first nine months of 2004.

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

Critical Accounting Policies, Estimates and Risks.

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

(Dollars in Thousands, Except Per Share Amounts)

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

Revenue is recognized pursuant to the terms of each contract on a monthly service fee basis, which varies based on the speed of the customer’s broadband connection and the services ordered by the customer. The monthly fee includes phone line charges, Internet access charges, the cost of any leased equipment installed at the customer’s site and fees for the other services we provide, as applicable. Revenue that is billed in advance of the services provided is deferred until the services are rendered. Revenue related to installation charges is also deferred and amortized to revenue over 18 months which is the expected customer relationship period. Installation direct costs incurred (up to the amount of deferred revenue) are also deferred and amortized to expense over 18 months. Any excess of direct costs over installation charges are charged to expense as incurred. In certain instances, we negotiate credits and allowances for service related matters. We provide an allowance against revenue for credits of this nature based on historical experience. Also, from time to time we offer sales incentives to our customers in the form of rebates toward select installation services and customer premises equipment. We provide an allowance based on historical experience for such estimated rebate costs, with a corresponding reduction to revenue. Establishing such allowances requires subjective judgments and estimates primarily pertaining to the number and amounts of such credits, allowances and rebates. Actual results may differ from our estimates that could result in an overstatement or understatement of revenues.

We seek to price our services competitively. The market for high-speed data communications services, Internet access and Voice over Internet Protocol services is rapidly evolving and intensely competitive. While many of our competitors and potential competitors enjoy competitive advantages over us, we are pursuing a significant market that, we believe, is currently under-served. Although pricing is an important part of our strategy, we believe that direct relationships with our customers and consistent, high quality service and customer support are key to generating customer loyalty. During the past several years, market prices for many telecommunications services and equipment have been declining, a trend that might continue.

(Dollars in Thousands, Except Per Share Amounts)

Goodwill, Intangible Assets and Other Long-Lived Assets.

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement requires that the amortization of goodwill be discontinued and instead an impairment approach be applied. If impairment exists, under SFAS No. 142, the resulting charge is determined by the recalculation of goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. We review the recoverability of goodwill annually, or when events and circumstances change, by comparing the estimated fair values, based on appropriate valuation techniques, including a discounted forecast of future cash flows or recent sales offers (what a willing buyer would pay a willing seller), of reporting units with their respective carrying amounts. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying value of goodwill over its implied fair value. There was no impairment of goodwill at December 31, 2004, based on a discounted forecast of future cash flows. There is inherent subjectivity and judgments involved in cash flow analyses such as estimating revenue and cost growth rates, residual or terminal values and discount rates, which can have a significant impact on the amount of any impairment. Impairment of assets held for sale, including goodwill at September 30, 2005, is discussed below.

Other long-lived assets, including identifiable intangible assets, are amortized over their estimated useful lives. We account for these long-lived assets (excluding goodwill) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of,” which requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable such as technological changes or significant increased competition. If the fair value of long-lived assets is less than the carrying value of the assets, an impairment loss is to be recognized. Fair value may be determined using various valuation techniques including present value techniques based on expected future cash flows. The resulting impairment charge reflects the excess of the asset’s carrying cost over its fair value. There is inherent subjectivity and judgments involved in cash flow analyses such as estimating revenue and cost growth rates, residual or terminal values and discount rates, which can have a significant impact on the amount of any impairment. Also, if market conditions become less favorable, future cash flows (the key variable in assessing the impairment of these assets) may decrease and, as a result, we may be required to recognize impairment charges in the future. We have not taken any impairment charges against our long lived assets in 2002 through 2004.

During the third quarter of 2005, we initiated a plan to sell our wholly-owned subsidiary, Vector Internet Services, Inc., a Minnesota based Internet service provider (“VISI”), and solicited and received several offers for its sale. As a result of such activities, we have reclassified VISI’s carrying value (including $8,482 of goodwill, net of accumulated amortization, recorded on our consolidated financial statements) as “assets - discontinued subsidiary held for sale” and “liabilities - discontinued subsidiary held for sale,” respectively, in our consolidated balance sheets at September 30, 2005 and December 31, 2004, and have reclassified VISI’s results of operations for the three and nine months ended September 30, 2005, as results from “discontinued operations.” Based on the solicitation offers received for the sale of VISI, we determined that the carrying value of VISI of $9,033 exceeded its fair value and accordingly, recorded an impairment loss of $6,033 against its carrying value in accordance with the provisions and guidance of SFAS 144. We anticipate completing the sale of VISI before the end of the first quarter of 2006.

Assets and liabilities of the discontinued subsidiary held for sale at September 30, 2005 and December 31, 2004 are as follows:

(Dollars in Thousands, Except Per Share Amounts)

	September 30, 2005	December 31, 2004
Assets-discontinued subsidiary held for sale:
Cash	$50	$50
Accounts receivable, net	340	412
Other current assets	160	209
Fixed assets, net	872	1,041
Other assets	8	8
Goodwill, net	8,482	8,482
Asset Impairment write-off	(6,033)	—
Total assets held for sale	$3,879	$10,202

Liabilities-discontinued subsidiary held for sale:
Accounts payable	$134	$231
Accrued salaries	107	73
Other current liabilities	146	65
Deferred revenue	493	518
Total liabilities held for sale	$880	$887

Summary results of discontinued operations of VISI for the three and nine months ended September 30, 2005 are:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Revenue	$1,659	$5,106
Operating expenses	1,578	5,031
Operating income	81	75
Net income	81	75

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

With the acquisition of the NAS assets on January 10, 2003, we acquired a number of end users, some of whom we service indirectly through various ISPs. We sell our services to such ISPs who then resell such services to the end users. We have some increased exposure and concentration of credit risk pertaining to such ISPs. However, no individual customer accounted for more than 5% of revenue for the three and nine months ended September 30, 2005 and 2004, respectively, or more than 10% of accounts receivable at September 30, 2005 and December 31, 2004.

(Dollars in Thousands, Except Per Share Amounts)

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

Recently Issued Accounting Pronouncements.

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

The provisions of this statement are effective as of the beginning of the first annual reporting period that begins after September 15, 2005. We expect to adopt the standard on January 1, 2006. We are evaluating the requirements of SFAS 123R and have not determined its method of adoption or its impact on our financial condition or results of operations.

In December 2004, the FASB issued SFAS 153, “Exchange of Non-monetary Assets, an amendment of APB Opinion No 29” (“SFAS 153”). SFAS 153 eliminates the exception for non-

(Dollars in Thousands, Except Per Share Amounts)

monetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis. Instead, this statement provides that exchanges of non-monetary assets that do not have commercial substance be reported at carryover basis rather than a fair value basis. A non-monetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Although we adopted the standard as of July 1, 2005, we did not have any non-monetary asset exchanges.

Results of Operations.

Revenue from Continuing Operations. Revenue from continuing operations for the three months ended September 30, 2005 decreased by 21% to approximately $11,716 from approximately $14,899 for the three months ended September 30, 2004. Revenue from continuing operations for the nine months ended September 30, 2005 decreased by 18% to approximately $38,096 from approximately $46,526 for the nine months ended September 30, 2004. The decreases in revenue from continuing operations resulted mainly from a decrease in the number of customers subscribing to our services, primarily attributable to the combined effect of customer churn and the reduction in our sales force implemented in 2004.

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

Network expenses from continuing operations for the three months ended September 30, 2005 decreased by approximately $2,400 (23%) to approximately $8,262 from approximately $10,662 for the three months ended September 30, 2004. This decrease was primarily attributable to decreases in telecommunication expenses of approximately $2,146 attributable to a decrease in subscriber lines, decreases in network personnel expenses of approximately $107, decreases in subcontract labor expenses including contract labor for customer installations of approximately $75 and decreases in miscellaneous other expenses of approximately $72.

Network expenses from continuing operations for the nine months ended September 30, 2005 decreased by approximately $7,198 (22%) to approximately $26,166 from approximately $33,364 for the nine months ended September 30, 2004. This decrease was primarily attributable to decreases in telecommunication expenses of approximately $5,960 attributable to a decrease in subscriber lines, decreases in network personnel expenses of approximately $592, attributable to personnel reductions, decreases in subcontract labor expenses including contract labor for customer installations of approximately $502, and decreases in miscellaneous other expenses of approximately $144.

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

(Dollars in Thousands, Except Per Share Amounts)

In February 2005, the Federal Communications Commission (the “FCC”) issued its Triennial Review Remand Order (the “TRRO”) and adopted new rules, effective March 11, 2005, governing the obligations of incumbent local exchange carriers (“ILECs”) to afford access to certain of their network elements, if at all, and the cost of such facilities. Among other things, the TRRO reduces the ILECs’ obligations to provide high-capacity DS1 loops and DS1 and DS3 dedicated transport facilities between certain ILEC wire centers that are deemed to be sufficiently competitive, based upon the number of fiber collocators or the number of business access lines within such wire centers. The TRRO eliminates, over time, the ILECs’ obligations to provide these high-capacity circuits to competitive local exchange carriers (“CLEC”) like us at the discounted rates CLECs have historically received under the 1996 Telecommunications Act. The costs for those of the Company’s existing high-capacity circuits impacted by the FCC’s new rules were subject to increase by 15% effective in March 2005. By March 10, 2006, we will be required to transition those existing facilities to alternative arrangements, such as other competitive facilities or the higher-priced “special access services” offered by the ILECs. Additionally, subject to any contractual protections we may have under our existing interconnection agreements with ILECs, beginning March 11, 2005, we were subject to the ILECs’ higher “special access” pricing for any new installations of DS1 loops and/or DS1 and DS3 transport facilities in the impacted ILEC wire centers. Although we are currently assessing the impact of these price increases on our network expenses, as well as evaluating network configuration alternatives that may help minimize the impact of these increases, we currently estimate that our network expense will increase by approximately $20 per month as a result of the March 2005 pricing changes and we have accrued for such estimated increases that have not already been billed.

Operations Expenses. Our operations expenses include costs related to customer care, customer provisioning, customer billing, customer technical assistance, purchasing, headquarters facilities operations, operating systems maintenance and support and other related overhead expenses.

Operations expenses from continuing operations for the three months ended September 30, 2005 decreased to approximately $1,280, from approximately $1,972 for the three months ended September 30, 2004. This decrease of approximately $692 (35%) was primarily attributable to decreases in operations personnel expenses of approximately $349, attributable to personnel reductions, decreases in temporary and outsourced services of approximately $331, decreases in equipment maintenance and support costs of approximately $36, partially offset by net increases in miscellaneous other operations expenses of approximately $24.

Operations expenses from continuing operations for the nine months ended September 30, 2005 decreased to approximately $4,021, from approximately $6,752 for the nine months ended September 30, 2004. This decrease of approximately $2,731 (40%) was primarily attributable to decreases in operations personnel expenses of approximately $1,346, attributable to personnel reductions, decreases in temporary and outsourced services of approximately $919, decreases in equipment maintenance and support costs of approximately $203, decreases in licenses and fees of approximately $135 and net decreases in miscellaneous other operations expenses of approximately $128.

General and Administrative. Our general and administrative expenses consist primarily of costs relating to human resources, finance, executive, administrative services, recruiting, insurance, public reporting, legal and auditing services, leased office facilities rent and bad debt expenses.

General and administrative expenses from continuing operations for the three months ended September 30, 2005, were approximately $2,617, compared to approximately $2,788 for the three months ended September 30, 2004. This decrease of approximately $171 (6%) was primarily due to decreases in salaries and benefits of approximately $114 attributable to personnel reductions, decreases in professional services and fees of approximately $271, net decreases in licenses and fees of approximately $107, net decreases in miscellaneous expenses of approximately $78 partially

(Dollars in Thousands, Except Per Share Amounts)

offset by increases in sales/use, property and other taxes of approximately $223, increases in bad debt expense of approximately $149 and increases in facility costs of approximately $27.

General and administrative expenses from continuing operations for the nine months ended September 30, 2005, were approximately $7,381, compared to approximately $8,590 for the nine months ended September 30, 2004. This decrease of approximately $1,209 (14%) was primarily due to decreases in salaries and benefits of approximately $316 attributable to personnel reductions, professional services and fees of approximately $766, net decreases in licenses and fees of approximately $97, and net decreases in bad debt expense of approximately $285, partially offset by net increases in sales/use, property and other taxes of approximately $128 and net increases in facility costs of approximately $127.

Sales and Marketing. Our sales and marketing expenses consist primarily of expenses for personnel, the development of our brand name, promotional materials, direct mail advertising and sales commissions and incentives.

Sales and marketing expenses from continuing operations for the three months ended September 30, 2005, were approximately $223 compared to approximately $863 for the three months ended September 30, 2004. This decrease of approximately $640 (74%) was primarily attributable to decreased salaries, benefits and commissions of approximately $486 attributable to personnel reductions, decreased referral fees of approximately $113, decreased advertising and direct mail of approximately $12, and decreased miscellaneous expenses of approximately $29.

Sales and marketing expenses from continuing operations for the nine months ended September 30, 2005, were approximately $575 compared to approximately $3,937 for the nine months ended September 30, 2004. This decrease of approximately $3,362 (85%) was primarily attributable to decreased salaries, benefits and commissions of approximately $2,519 attributable to personnel reductions, decreased referral fees of approximately $501, decreased advertising and direct mail of approximately $230, and decreased miscellaneous expenses of approximately $112.

Stock Compensation. We had no stock compensation expense for the three months ended September 30, 2005 or September 30, 2004. However, beginning January 1, 2006, we will be required to record stock compensation expense in accordance with SFAS 123R which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure will no longer be an alternative (see Recently Issued Accounting Pronouncements, discussed above).

As of September 30, 2005 and December 31, 2004, options to purchase 32,823,396 and 44,671,029 shares of common stock, respectively, were outstanding, which were exercisable at weighted average exercise prices of $0.70 per share and $0.71 per share, respectively.

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

Depreciation and amortization expenses from continuing operations for the three months ended September 30, 2005, were approximately $1,199 compared to approximately $3,183 for the three months ended September 30, 2004, a decrease of $1,984 (62%). Depreciation and amortization expenses for the nine months ended September 30, 2005, were approximately $4,012 compared to approximately $9,400 for the nine months ended September 30, 2004, a decrease of $5,388 (57%). The decreases were primarily attributable to certain intangible and fixed assets having become fully

(Dollars in Thousands, Except Per Share Amounts)

depreciated and amortized during the last twelve months combined with minimal new capital purchases.

Our identified intangible assets consist of customer lists, which are amortized over two years. Amortization expense of intangible assets (included in depreciation and amortization expenses discussed above) for the three months ended September 30, 2005 and 2004, was approximately $7 and $211, respectively. Amortization expense of intangible assets for the nine months ended September 30, 2005 and 2004, was approximately $47 and $745, respectively. Accumulated amortization of customer lists as of September 30, 2005 and 2004 was approximately $15,483 and $15,241, respectively. The unamortized balance of customer lists as of September 30, 2005, is $0.

Interest Expense, Net from continuing operations. Net interest expense from continuing operations of approximately $2,909 for the three months ended September 30, 2005 included approximately $2,982 of interest expense, which was partially offset by approximately $72 in interest income. Net interest expense of approximately $1,412 for the three months ended September 30, 2004 included approximately $1,430 of interest expense, which was partially offset by approximately $18 of interest income. The increase in interest expense of approximately $1,552 was primarily attributable to (i) increased amortization of deferred non-cash financing costs of approximately $1,413 which related to the warrants issued as part of our July 2003 note and warrant financing, (ii) increased interest expense of approximately $76 pertaining to the minimum borrowing note we issued to Laurus Master Fund, Ltd. in connection with our October 2004 note and warrant financing, and (iii) amortization of the non-cash financing costs related to the October 2004 note and warrant financing of approximately $65, partially offset by lower interest expense of approximately $2 pertaining to capital leases.

Net interest expense from continuing operations of approximately $7,502 for the nine months ended September 30, 2005 included approximately $7,662 of interest expense, which was partially offset by approximately $160 in interest income. Net interest expense of approximately $3,570 for the nine months ended September 30, 2004 included approximately $3,647 of interest expense, which was partially offset by approximately $77 of interest income. The increase in interest expense of approximately $4,015 was primarily attributable to (i) increased amortization of deferred non-cash financing costs of approximately $3,602 which related to the warrants issued as part of our July 2003 note and warrant financing, (ii) increased interest expense of approximately $227 pertaining to the minimum borrowing note we issued to Laurus Master Fund, Ltd. in connection with our October 2004 note and warrant financing, and (iii) amortization of the non-cash financing costs related to the October 2004 note and warrant financing of approximately $192, partially offset by lower interest expense of approximately $6 pertaining to capital leases.

Other Income (Expense), Net from Continuing Operations. For the three months ended September 30, 2005 and 2004, other income (expense), net was comprised of the following:

	Three Months Ended September 30,
	2005	2004
Other income	$—	$23
Other expense	(30)	—
Other income (expense), net	$(30)	$23

Other expense for the three months ended September 30, 2005, represents non-cash, mark-to-market adjustments on financial instrument derivatives. Other income for the three months ended September 30, 2004, represents miscellaneous income.

(Dollars in Thousands, Except Per Share Amounts)

For the nine months ended September 30, 2005 and 2004, other income (expense), net was comprised of the following:

	Nine Months Ended September 30,
	2005	2004
Other income	$180	$130
Other expense	—	—
Other income (expense), net	$180	$130

Other income for the nine months ended September 30, 2005, represents non-cash mark to market adjustments on financial instrument derivatives. Other income for the nine months ended September 30, 2004 represents miscellaneous income.

Restructuring. We had no restructuring charges during the nine months ended September 30, 2005 and had no restructuring reserve balances at September 30, 2005 and December 31, 2004. In September, 2004, we reduced our workforce at our locations in New Haven, Connecticut; Herndon, Virginia; and Wilmington, North Carolina by 32 employees. As a result, we incurred approximately $78 in restructuring charges pertaining to severance and benefits payments. In March, 2004, we reduced our workforce at our locations in New Haven, Connecticut; Herndon, Virginia; Minneapolis, Minnesota and Wilmington, North Carolina by 62 employees. As a result, we incurred approximately $160 in restructuring charges pertaining to severance and benefits payments. During the three and nine months ended September 30, 2004, we charged approximately $137 and $429, respectively, against our restructuring reserves which related to facilities expense associated with our vacated office space in Santa Cruz, California.

Net Loss from continuing operations. Net loss from continuing operations was approximately $4,804 and $5,958 for the three months ended September 30, 2005 and 2004, respectively, and approximately $11,381 and $18,957 for the nine months ended September 30, 2005 and 2004, respectively.

Net Income from Discontinued Operations. Net income from discontinued operations represents the results of operations of our subsidiary, VISI, which we anticipate selling before the end of the first quarter of 2006 (as discussed above). Summary results of discontinued operations of VISI for the three and nine months ended September 30, 2005 are:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Revenue	$1,659	$5,106
Operating expenses	1,578	5,031
Operating income	81	75
Net income	81	75

Impairment Loss - Discontinued Subsidiary Held for Sale. Impairment loss on discontinued subsidiary - held for sale of $6,033 for the three and nine months ended September 30, 2005 represents the impairment write-down of the carrying value of VISI which exceeded its fair value as determined by solicitation offers received for its sale (discussed above).

(Dollars in Thousands, Except Per Share Amounts)

Net Loss. Net loss was approximately $10,756 and $5,919 for the three months ended September 30, 2005 and 2004, respectively, and approximately $17,339 and $18,806 for the nine months ended September 30, 2005 and 2004, respectively.

Liquidity and Capital Resources

We have financed our capital expenditures, acquisitions and operations primarily with the proceeds from the sale of stock and from borrowings, including equipment lease financings. As of September 30, 2005, we had cash and cash equivalents of approximately $7,446 and negative working capital of approximately $13,903. Working capital is negative primarily due to the reclassification of approximately $21,978 of debt, net of discounts from long-term liabilities to short-term liabilities because such debt matures in July and August of 2006 (see below for discussion of our debt refinancing which occurred on November 2, 2005).

Cash Used In Operating Activities From Continuing Operations. Net cash used in operating activities from continuing operations of $2,048 in the first nine months of 2005 improved by $7,010 or 77% from $9,058 used in the first nine months of 2004. The improvement in net cash used for operating activities was primarily due to lower net loss from continuing operations of approximately $7,576 primarily due to reduced operating expenses resulting from our cost containment efforts, partially offset by lower non-cash items including: depreciation and amortization, provisions for bad debt expense, sales credits and allowances, amortization of debt discount and mark to market adjustments of approximately $2,155. Also contributing to the improved operating cash flow was (i) a net reduction in accounts receivable of approximately $843 primarily resulting from lower revenues combined with improved collections, and (ii) lower decreases in net accrued liabilities of approximately $3,914.. These improvements were partially offset by (i) a net reduction in accounts payable of approximately $2,682, (ii) a larger decrease in deferred revenue of approximately $328 due to deferred amortization of installation revenue exceeding deferred new installations and (iii) a lower loss on disposal of fixed assets of approximately $104, and (iv) higher net reductions in prepaid and other assets of approximately $54.

Cash Provided by (Used in) Investing Activities From Continuing Operations. Net cash provided by investing activities for the nine months ended September 30, 2005, was approximately $2,328 resulting from a decrease in restricted cash of approximately $2,431 partially offset by purchases of equipment of approximately $104. Net cash used by investing activities of approximately $416 for the nine months ended September 30, 2004, was used for purchases of equipment of approximately $419, partially offset by a decrease in restricted cash of approximately $3.

The development and expansion of our business has required significant capital expenditures. Capital expenditures from continuing operations, primarily for maintenance and/or replacement equipment, were approximately $104 and $419 for the nine months ended September 30, 2005 and 2004, respectively. The actual amounts and timing of our future capital expenditures will vary depending on the speed at which we expand and implement our network and implement service for our customers. We currently anticipate spending approximately $300 for capital expenditures, during 2005 for continuing operations, primarily for the maintenance of our network and for minimal replacement equipment. The actual amounts and timing of our capital expenditures could differ materially both in amount and timing from our current plans.

Cash Provided (Used) by Financing Activities From Continuing Operations. Net cash provided by financing activities from continuing operations for the nine months ended September 30, 2005 was approximately $28, and related to primarily to proceeds from equipment lease payable of approximately $93, partially offset by principal payments under capital lease obligations of approximately $65. Net cash used by financing activities from continuing operations for the nine months ended September 30, 2004 was approximately $65, and related primarily to payments under

(Dollars in Thousands, Except Per Share Amounts)

capital lease obligations of approximately $81, partially offset by proceeds from common stock issuance of approximately $16. From time to time we have entered into equipment lease financing arrangements with vendors. In the aggregate, there was approximately $78 and $50 outstanding under capital lease obligations at September 30, 2005 and December 31, 2004, respectively.

Cash Resources and Liquidity Constraints. On November 2, 2005, pursuant to the terms of a Securities Purchase Agreement (the “Securities Purchase Agreement”) dated as of such date with DunKnight Telecom Partners LLC (“DunKnight”), we closed a secured debt financing transaction with DunKnight, whereby we received an initial $6,000 in cash for which we issued an $8,000 Debenture. The Securities Purchase Agreement also provides for us to receive an additional $4,000 on January 3, 2006, subject to certain terms and conditions (discussed below), for which we will issue a $5,000 Debenture. Each Debenture matures on August 2, 2006 and carries an annual interest rate of 18%, payable monthly in arrears in cash based on the face principal amount of the Debenture. Interest is based on a 360-day year and the actual number of days elapsed. The monthly cash requirements in respect of interest payments will be approximately $120 following the first closing, commencing on December 1, 2005, and an additional $75 following the second closing, commencing on February 1, 2006, for an aggregate $195 per month. Overdue interest is subject to an additional annual interest rate of 10.5% and, upon an event of default, the interest rate will increase by an additional 10.5%. Upon the occurrence of an event of default, DunKnight may declare all amounts under the Debentures immediately due and payable in cash and, in such event, we will be required to pay 112% of the principal amount of the Debentures, plus all accrued and unpaid interest and any unpaid penalties or late fees. We may prepay the entire principal amount due under the Debentures at any time without any additional premium or penalty. In addition, the terms of the debt contain certain on-going financial and operational covenants, including restrictions on our ability to change our business operations absent unanimous approval of our Board of Directors and restrictions on our issuance of additional debt or equity securities other than for the purposes of paying off the indebtedness evidenced by the Debentures in full.

Pursuant to the terms of that certain Implementation Agreement, dated as of November 2, 2005, among our former senior secured lenders, Deutsche Bank AG London (“Deutsche Bank”) and certain affiliated VantagePoint Venture Partners entities (collectively, “VantagePoint”), and Deutsche Bank Trust Companies Americas, as agent (collectively, the “2003 Investors”), and us (the “Implementation Agreement”), on November 3, 2005, we used $5,500 of the proceeds of the first closing of the DunKnight Debenture financing to eliminate, at a substantial discount, $30,836 (inclusive of accrued but unpaid interest) in senior secured debt due July 6, 2006 originally issued by us to the 2003 Investors on July 18, 2003, cancel all outstanding shares of our Series Z preferred stock, $.001 par value, (the “Series Z Preferred Stock”) previously issued to VantagePoint that carried a liquidation preference of $15,680 and cancel warrants to purchase approximately 190,890,621 shares of our common stock previously issued to the 2003 Investors. In addition, the Implementation Agreement terminated, subject to exceptions for certain limited surviving provisions, all previously existing agreements under which the 2003 Investors and their affiliates had imposed numerous financial, operational, and other contractual obligations on us.

The second closing under the Securities Purchase Agreement is condition upon there not having occurred under the DunKnight financing documents, without cure or waiver prior to the second closing date, a material event of default (other than defaults in financial covenants), including generally the following:

•	our failure to pay interest, principal, or liquidated damages under the Debentures when due;

•	the failure to observe or perform covenants under the Debentures;

(Dollars in Thousands, Except Per Share Amounts)

•
the occurrence of a default or event of default under the Debenture financing transaction documents or any other material agreement (provided the event of default is material) or an event of default under indebtedness of at least $100;

•	certain breaches of the representations or warranties in the Debentures financing transaction documents (subject to materiality);

•	the initiation of certain bankruptcy or insolvency proceedings involving us;

•	our common stock becoming ineligible to be quoted on an exchange, inter-dealer quotation system, the OTCBB or the pink sheets; and

•	the occurrence of a change of control transaction (as defined in the Debentures).

The Securities Purchase Agreement contains standard representations and warranties, financial and information rights, reimbursement of fees and expenses, and indemnity provisions. In addition, DunKnight has a pre-emptive right to participate in up to 100% of any proposed subsequent financing of us, except for issuances to refinance the Debentures and certain other limited exceptions.

We and two of our subsidiaries granted DunKnight a first priority security interest in substantially all our and their assets as collateral security for the Debentures. Under the terms of a subordination agreement among DunKnight, Laurus Master Fund, Ltd (“Laurus”), and us, DunKnight’s security interest in our assets is subject to the existing security interest of Laurus in our accounts receivables, which secures our existing indebtedness to Laurus of approximately $4,250 evidenced by certain convertible promissory notes issued in October 2004 and maturing in August 2006.

The terms of the Debentures limit the ability of us and our subsidiaries to take the following actions, among others, without the consent of holders of a majority in principal amount of the Debentures:

•
incur additional indebtedness other than (i) indebtedness existing as of the first closing date, including the convertible notes held by Laurus, (ii) up to an aggregate of $150 in lease obligations and purchase money indebtedness to acquire capital or leased assets, (iii) trade accounts payable, letters of credit, and surety bonds incurred in the ordinary course, (iv) certain guarantees incurred in the ordinary course and (v) debt incurred to pay off the Debentures in full;

•	create any liens other than certain permitted liens;

•	amend organizational documents in a way that materially and adversely affects the rights of the holders of the Debentures;

•	repurchase more than a de minimis number of shares of common stock;

•	pay cash dividends on, or make cash distributions with respect to, any equity security;

•	transfer any assets other than (i) inventory in the ordinary course, (ii) obsolete or unusable assets and (iii) the assets or capital stock of VISI;

•	increase the base salary of our chief executive officer beyond $300 per year;

(Dollars in Thousands, Except Per Share Amounts)

•	enter into any agreement involving payments by us exceeding $150;

•	initiate bankruptcy or insolvency proceedings;

•	engage in a change of control transaction (as defined in the Debentures);

•	change our business objectives, operations, or capital structure unless such change is unanimously approved by our board of directors;

•	permit any person to declare a default under, or terminate, any material agreement; and

•	undertake financings involving the issuance of securities (other than in order to refinance the Debentures).

The Debentures also contain negative covenants that, among other things, require that at all times we be able to pay our debts generally when they become due and we maintain a balance of unrestricted, unencumbered marketable securities, cash, and cash equivalents with a value of at least $1,500. The foregoing covenants are subject to a number of exceptions and qualifications.

In addition, as part of the DunKnight financing, David F. Struwas has been appointed as a director to our board of directors and as our new chief executive officer and president, replacing Kirby G. “Buddy” Pickle who served as CEO and as a director since April 2004 and as our president since September 2005 and whose employment with us was effectively terminated on November 2, 2005. Also in connection with this financing, Keir Kleinknecht, the president of DunKnight, has been appointed to our board of directors and William J. Marshall, Deutsche Bank’s former representative to our board, has resigned from our board of directors.

The termination of Mr. Pickle’s employment with us triggered severance benefits under his employment agreement with us dated April 14, 2004 (the “Existing Employment Agreement”). On November 2, 2005, we entered into an amendment to the Existing Employment Agreement with Mr. Pickle (the “Amendment Agreement”) to address considerations arising from the American Jobs Creation Act of 2004 (the “Jobs Act”). Pursuant to the Existing Employment Agreement, we (i) will continue to pay Mr. Pickle, as severance, his base salary for the eighteen months following his termination of employment, in an aggregate amount of $525, in accordance with regular payroll practices, and (ii) will pay for Mr. Pickle’s COBRA costs for the continuation of his medical benefits for the eighteen month period, subject to Mr. Pickle’s compliance with the surviving provisions of the Existing Employment Agreement. Pursuant to the Amendment Agreement, Mr. Pickle and us agreed to defer all severance payments of base compensation under the Existing Employment Agreement for a period of six months and one day from his termination date. On the first payroll date after such six month and one day period, all payments otherwise payable to Mr. Pickle during such period will be paid in a lump sum. Monthly severance payments will continue thereafter for the remainder of the 18 month period. Pursuant to Mr. Pickle’s existing stock option agreement, the vesting of Mr. Pickle’s options accelerated such that all unvested shares subject to the options that would otherwise have vested over the period of 12 months following the date of termination immediately vested and remain exercisable until the first anniversary of his employment termination date. In consideration for these payments, Mr. Pickle executed and delivered a standard release and waiver in favor of us. In addition, Mr. Pickle’s non-compete obligations under the Existing Employment Agreement continue for the term of the severance payments.

Mr. Pickle also received a one-time, $350 bonus for leading us in consummating the DunKnight Debenture financing.

Effective on November 3, 2005, we entered into an employment agreement with Mr. Struwas (the “Employment Agreement”). Under the Employment Agreement, Mr. Struwas agreed to serve

(Dollars in Thousands, Except Per Share Amounts)

as a director on our board of directors and as our chief executive officer, responsible for directing our overall business and operations.

The Employment Agreement provides for a $300 annual base salary, which is subject to annual review by our board of directors (subject to any contractual restrictions binding upon us that would prevent an adjustment to his base salary), a one-time, $100 signing bonus, payable in twelve equal monthly installments, and benefits, paid vacation, sick leave, and personal leave comparable to the benefits and leave offered to our other senior executive officers. Provided that he has not been terminated for “cause” and has not resigned for other than “good reason,” each as defined in the Employment Agreement, Mr. Struwas will be eligible for a bonus for his work during fiscal year 2006, to be paid at the discretion of our board of directors based on our achievement of operating results forecast in our 2006 operating plan in the form approved by our board of directors. Thereafter, the Employment Agreement anticipates that Mr. Struwas will be eligible for annual target bonuses in an amount of up to 100% of his base salary, based on our achievement of performance targets which our board of directors shall set at the beginning of each fiscal year.

Our board of directors also granted Mr. Struwas a non-qualified stock option to acquire 8,000,000 shares of our common stock, and committed to grant Mr. Struwas additional non-qualified stock options to acquire 4,850,000 shares of our common stock on January 3, 2006 pursuant to our Amended and Restated 2001 Stock Option and Incentive Plan (the “Plan”). The options vest over three years with no shares vesting until the six month anniversary of the grant date, 16.7% of the shares vesting on the six month anniversary date and 2.78% of the shares vesting on each successive month thereafter until fully vested on the three-year anniversary of the grant date. The 8,000,000 options carry an exercise price of $0.06 per share, which was the market value of our common stock on November 2, 2005, the Determination Date (as defined in the Plan) under the Plan.

The Employment Agreement entitles Mr. Struwas to severance under certain circumstances. If Mr. Struwas is terminated without “cause” or if he resigns for “good reason,” then he will be entitled to receive continuation of his base salary and medical benefits for (i) twelve months, if he is terminated or resigns before the twelve month anniversary of his employment, or (ii) eighteen months, if he is terminated or resigns anytime thereafter. Severance is conditioned upon Mr. Struwas executing and delivering a general release and waiver in favor of us. If Mr. Struwas is terminated for “cause,” or quits other than for “good reason,” he is entitled to no severance payments. All severance payments of base compensation must be accelerated so that they are paid no later than March 15th of the year following the year in which Mr. Struwas is terminated from employment in order to address considerations arising from the Jobs Act. Mr. Struwas’ employment is at-will, and the Employment Agreement contains non-compete covenants and confidentiality obligations.

We intend to use our cash resources to finance our operating losses, capital expenditures, lease payments, and working capital requirements, and for other general corporate purposes. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including our ability to raise sufficient additional debt, equity or other capital to fund our ongoing operating requirements and to repay our recently refinanced debt (discussed above), the timely sale of VISI on acceptable terms, if at all, market acceptance of our services, revenue growth, planned capital expenditures, cash generated from operations, improvements in operating productivity, the extent and timing of entry into new markets, the introduction of new products or services, and the modification or elimination of certain products or services.

We experience end-user disconnections, or “churn,” that significantly impact our ability to sustain or grow our revenue base. End-user churn is the result of several factors, including (i) recent consolidation in our industry and higher competition leading to reduced pricing for the services we offer; (ii) end-users’ closing facilities, moving to new locations or ceasing operations; and (iii) end-

(Dollars in Thousands, Except Per Share Amounts)

users’ determinations that less robust but lower-priced service offerings from competitors are sufficient for their needs. While we are working to reduce our end-user churn, many of the causes of such churn are beyond our control. In addition, in the absence of our raising additional funding to finance increased sales and marketing activities and new customer acquisitions, our end-user churn will continue to exceed the rate at which we can replace such disconnecting customers. As a result, we anticipate that our end-user churn in the near term will continue to result in declining revenue and will adversely affect our cash generated from operations.

Our actions during 2004 to reduce operating losses included a decision to eliminate certain sales channels, reorganize our sales force and suspend certain marketing initiatives. While such actions positively impacted our overall financial performance during 2004 and the first nine months of 2005, these actions have placed, and continue to place, downward pressure on our ability to sustain or grow our revenue base. Additionally, if our end-user churn increases or we are not able to offset such churn by increases in new sales, we will experience increasing operating losses and decreasing cash generated from operations in future periods.

Our independent registered public accounting firm for our December 31, 2004 audit, has noted in their report on our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004 that our sustained operating losses raise substantial doubt about our ability to continue as a going concern. Based on our current business plans and projections, we believe that our existing cash resources, plus cash from received and expected to be received from our November 2, 2005, debt financing transaction (discussed above) and cash expected to be generated from continuing operations and from the anticipated sale of VISI, will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements into the second quarter of 2006. As a result, we will need to raise, additional financing before the end of the second quarter of 2006, through some combination of borrowings or the sale of equity or debt securities, in order to finance our ongoing operating requirements and to enable us to repay all of our debt. We may not be able to raise sufficient additional debt, equity or other capital on acceptable terms, if at all. Failure to generate sufficient revenues, contain certain discretionary spending, achieve certain other business plan objectives (including the timely sale of VISI on acceptable terms, if at all), or raise additional funds could have a material adverse affect on the our results of operations, cash flows and financial position, including our ability to continue as a going concern, and may require us to sell all or a portion of our assets, significantly reduce, reorganize, discontinue or shut down our operations, or seek protection under the U.S. bankruptcy code. There can be no assurance that any sale transaction, merger or liquidating distribution by the Company will result in any minimum value or minimum amount of proceeds accreting to the benefit of the Company’s common stockholders as a result of any such transaction, should one occur.

Our cash requirements and financial performance, including our ability to achieve and sustain profitability or become and remain cash flow positive, may vary based upon a number of factors, including:

•	our ability to raise sufficient additional capital;

•	if our business plans or projections change or prove to be inaccurate;

•	if we curtail and/or reorganize our operations, and/or sell all or a portion of our assets;

•	our ability to timely sell VISI, on acceptable terms, if at all;

•	the development of the high-speed data and integrated voice and data communications industries and our ability to compete effectively in such industries;

(Dollars in Thousands, Except Per Share Amounts)

•	the amount, timing and pricing of customer revenue;

•	the availability, timing and pricing of acquisition opportunities, and our ability to capitalize on such opportunities;

•	the identification of and generation of synergies with potential business combination candidates, and our ability to close any transactions with such parties on favorable terms, if at all;

•	the commercial acceptance of our services and our ability to attain expected penetration within our target markets;

•	our ability to recruit and retain qualified personnel;

•	up front sales and marketing expenses;

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

Contractual Obligations. Since December 31, 2004, the only material changes to the contractual obligations presented in our Annual Report on Form 10-K for the year ended December 31, 2004 pursuant to Item 303 of Regulation S-K promulgated by the SEC were certain lease extensions for our office, data center and warehouse facilities. As of September 30, 2005, our minimum operating lease payments under our facility operating leases are approximately $362 remaining in 2005, $773 in 2006, $300 in 2007, $157 in 2008, $156 in 2009 and $884 from 2010 through 2015.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

(Dollars in Thousands, Except Per Share Amounts)

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as our intention to seek additional debt or equity capital. The statements contained in this report which are not historical facts may be deemed to contain forward-looking statements. These statements relate to future events or our future financial or business performance, and are identified by terminology such as “may,” “might,” “will,” “should,” “expect,” “scheduled,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or the negative of such terms or other comparable terminology. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include, among other things, those described elsewhere in this report and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004, which has been filed with the SEC. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation, and disclaim any obligation, to update or revise the information contained in this report, whether as a result of new information, future events or circumstances or otherwise.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

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

Item 4.    Controls and Procedures.

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

Part II - Other Information

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibits.

Exhibit No.	Exhibit
10.1*	Securities Purchase Agreement, dated as of November 2, 2005, among DSL.net, Inc. and DunKnight Telecom Partners LLC.
10.2*	18% Secured Debenture, due August 2, 2006, made by DSL.net, Inc. on November 2, 2005 in favor of DunKnight Telecom Partners LLC, in face principal amount of $8,000,000.
10.3*
Agency, Guaranty and Security Agreement, dated as of November 2, 2005, by and among DSL.net, Inc., DSLnet Atlantic, LLC, Vector Internet Services, Inc., the Investors listed on Schedule 2 thereto and DunKnight Telecom Partners LLC, as administrative agent.

10.4*	Consent and Waiver of Laurus Master Fund, Ltd., dated November 2, 2005, for DunKnight Telecom Partners LLC Debt Financing of DSL.net, Inc.
10.5*
Subordination Agreement, dated as of November 2, 2005, entered into among Laurus Master Fund, Ltd., DunKnight Telecom Partners LLC, as agent, the Second Lien Lenders referred to therein and DSL.net, Inc.

10.6*
Implementation Agreement, dated as of November 2, 2005, by and among DSL.net, Inc., VantagePoint Venture Partners III (Q), L.P., VantagePoint Ventures Partners III, L.P., VantagePoint Communications Partners, L.P., VantagePoint Venture Partners 1996, L.P., Deutsche Bank AG London and Deutsche Bank Trust Company Americas, as administrative agent for the Investors identified therein.

10.7*	Employment Agreement, dated as of November 3, 2005, between DSL.net, Inc. and David F. Struwas.
10.8*	Amendment No. 1, dated November 2, 2005, to Employment Agreement between DSL.net, Inc. and Kirby G. Pickle.
11.1*	Statements of Computation of Basic and Diluted Net Loss Per Share.
31.1*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSL.NET, INC.

Date: November 14, 2005	By:	/s/ Walter R. Keisch
Walter R. Keisch
Chief Financial Officer & Treasurer (Duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Exhibit
10.1*	Securities Purchase Agreement, dated as of November 2, 2005, among DSL.net, Inc. and DunKnight Telecom Partners LLC.
10.2*	18% Secured Debenture, due August 2, 2006, made by DSL.net, Inc. on November 2, 2005 in favor of DunKnight Telecom Partners LLC, in face principal amount of $8,000,000.
10.3*
Agency, Guaranty and Security Agreement, dated as of November 2, 2005, by and among DSL.net, Inc., DSLnet Atlantic, LLC, Vector Internet Services, Inc., the Investors listed on Schedule 2 thereto and DunKnight Telecom Partners LLC, as administrative agent.

10.4*	Consent and Waiver of Laurus Master Fund, Ltd., dated November 2, 2005, for DunKnight Telecom Partners LLC Debt Financing of DSL.net, Inc.
10.5*
Subordination Agreement, dated as of November 2, 2005, entered into among Laurus Master Fund, Ltd., DunKnight Telecom Partners LLC, as agent, the Second Lien Lenders referred to therein and DSL.net, Inc.

10.6*
Implementation Agreement, dated as of November 2, 2005, by and among DSL.net, Inc., VantagePoint Venture Partners III (Q), L.P., VantagePoint Ventures Partners III, L.P., VantagePoint Communications Partners, L.P., VantagePoint Venture Partners 1996, L.P., Deutsche Bank AG London and Deutsche Bank Trust Company Americas, as administrative agent for the Investors identified therein.

10.7*	Employment Agreement, dated as of November 3, 2005, between DSL.net, Inc. and David F. Struwas.
10.8*	Amendment No. 1, dated November 2, 2005, to Employment Agreement between DSL.net, Inc. and Kirby G. Pickle.
11.1*	Statements of Computation of Basic and Diluted Net Loss Per Share.
31.1*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.