Form 10-K
period 2005-12-31
DSL NET INC
filed 2006-03-31
CIK 1085866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-32264

DSL.net, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	06-1510312
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

545 Long Wharf Drive, New Haven, Connecticut	06511	(203) 772-1000
(Address of principal executive offices)	(Zip Code)	(Telephone No.)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Each Class is Registered
Common Stock, par value $.0005 per share	None

Securities registered pursuant to Section 12(g) of the Act:         None.

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $14,165,558 (based on the closing price of the registrant’s Common Stock on that day of $0.08 per share). The number of shares outstanding of the registrant’s Common Stock, par value $.0005 per share, as of March 1, 2006, was 233,620,817.

DSL.net, Inc.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2005

PART I

Item 1.         Business

THIS BUSINESS SECTION AND OTHER PARTS OF THIS ANNUAL REPORT ON FORM 10-K CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH IN “ITEM 1A - RISK FACTORS,” “ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. EXISTING AND PROSPECTIVE INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION, AND DISCLAIM ANY OBLIGATION, TO UPDATE OR REVISE THE INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR CIRCUMSTANCES OR OTHERWISE.

General

DSL.net, Inc., itself and through its affiliates (“DSL.net”, “we” or the “Company”), provides high-speed data communications, Internet access, and related services to small and medium sized businesses and branch offices of larger businesses and their remote office users, throughout the United States, primarily utilizing digital subscriber line (“DSL,” generally, or “SDSL,” in reference to symmetrical DSL service) and T-1 technology (“T-1” refers to a digital transmission link, provisioned via DS-1 (i.e., North American Digital Signal Level One) or substantially equivalent technology). In September of 2003, we expanded our service offerings to include integrated voice and data services using voice over Internet protocol (“VoIP”) technology to business customers in select Mid-Atlantic and Northeast markets. Our networks enable data transport over existing copper telephone lines at speeds of up to 1.5 megabits per second. We were organized in 1998 as a corporation under the laws of the State of Delaware.

We sell directly to businesses and to third party resellers whose end-users are typically business-class customers. We deploy our own local communications equipment primarily in select first and second tier cities. As of March 1, 2006, we operated equipment in approximately 274 cities in the United States. In certain markets where we have not deployed our own equipment, we utilize the local facilities of other carriers to provide service.

In addition to a number of high-speed, high-performance DSL-based data communications and Internet connectivity solutions specifically designed for businesses, our product offerings include T-1 Internet connectivity and data communications services, integrated voice and data services (provisioned over SDSL or T-1 lines), Web hosting, domain name system management, enhanced e-mail, on-line data backup and recovery services, firewalls, nationwide dial-up services, private frame relay services and virtual private networks. Our services offer customers high-speed digital connections and related services at prices that we believe are attractive and, in some cases, represent the lowest price, compared to the cost and performance of alternative data and integrated VoIP and data communications services.

In September of 2003 we introduced our integrated voice and data bundles in the Washington, D.C. metropolitan region. In February of 2004 we introduced our integrated voice and data bundles in the New York City metropolitan area.

During 2005, we sold all of the issued and outstanding capital stock of our wholly-owned subsidiary, Vector Internet Services, Inc., a Minnesota-based, Internet service provider (“VISI”). As a result of such transaction, we are reporting, separately, in this Annual Report on Form 10-K, balance sheet and income statement information of the Company as results of continuing operations and of VISI as results of discontinued operations. Cash flow information is reported on a consolidated basis.

We continue to experience negative cash flow and will need to raise additional capital during 2006 to fund our working capital requirements and to repay our senior secured debt obligations which mature during the third quarter of 2006. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. Failure to raise additional funds could have a material adverse affect on our ability to continue as a going concern.

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

Voice over Internet Protocol. We offer a suite of VoIP-based telephony services in conjunction with our high speed data connections under our Duetsm brand name. Each bundle includes unlimited local, unlimited regional, and unlimited domestic long-distance calling (subject to certain limitations set forth in our service agreement). Multiple voice and data bundles varying by the number of telephone lines, and varying broadband speeds, are available to meet the needs of a variety of business types and sizes. Our VoIP services are offered over a “quality of service” (“QoS”) controlled network to ensure that telephone calls are delivered with carrier-grade quality.

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

Value Proposition. Our DSL and T-1 services offer customers high-speed digital connections at prices that we believe are attractive compared to the cost and performance of certain alternative data communications services, such as multiple dial-up connections, ISDN or traditional frame relay lines. We believe that our services also increase the productivity of network users by decreasing the time they spend connecting to the Internet and waiting for information downloads and transfers. Our ability to bundle multiple services, such as Internet access, data communications and voice through our Duet product, over the same access line allows us to offer our services at price points which are significantly less than those of the same communications services if purchased separately. We competitively price these integrated voice and data services in the markets we serve, and, in some case, our price points for these services are significantly less than those of similar services offered by our competitors.

Customer Support. We provide customer support coverage through a combination of automated systems and live personnel. With our remote monitoring and troubleshooting capabilities, we continuously monitor our network.

Our Services

As part of our service offerings, we often function as our customers' Internet service provider and deliver a range of Internet-based, value-added solutions. Our services currently include all necessary equipment, software and lines required to establish and maintain a digital Internet connection and carrier-class voice service. Our primary services include high-speed data communications, with or without Internet access, integrated voice and data services, and private frame relay and virtual private networks that connect customers’ various offices. Other services provided by us include firewalls, e-mail, domain name system management and Web hosting, on-line data backup and recovery services and nationwide dial-up services.

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

No customer accounted for more than 5% of our total revenue for fiscal years ended December 31, 2005, 2004 and 2003.

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

Customer Acquisitions

In addition to our sales and marketing efforts, and our reseller and referral channels, we have supplemented our customer base, from time to time, by acquiring end users of other Internet service providers and companies offering broadband access. We continuously identify and evaluate customer acquisition candidates, and in many cases engage in discussions and negotiations regarding potential transactions. Customer acquisition candidates include both subscriber lines and whole businesses. Our discussions and negotiations may not result in a transaction. Further, if we transact a customer acquisition, through purchase, merger or other form of transaction, the combined business may not operate profitably. We intend to continue to seek additional customer acquisition opportunities, which we believe represent commercially viable opportunities to acquire large and select groups of customers for our business. However, our ability to pursue a future customer acquisition is dependent upon our ability to raise additional capital.

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

Operations Support Systems. Our operations support systems are intended to improve many of our business processes, including customer billing, service activation, inventory control, customer care reports and maintenance reports. They have been designed to provide us with accurate, up-to-date information in these areas. Additional enhancements were made in 2005 to eliminate unnecessary systems, improve efficiency and further streamline the customer service process. We believe that our operations support systems provide us with the flexibility to support additional customers and additional services.

Our Network

Our network has been designed to deliver reliable, secure and scaleable high-speed, high-performance Internet access, data communication services, local voice service as well as domestic and international long distance.

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

•
Next Generation VoIP Technology. We have deployed state-of-the-art “session initiation protocol” (“SIP”)-based, soft-switching technology to deliver voice services over our existing network backbone. In contrast to certain other VoIP services, our voice services are provided over a facilities-based, fully controlled, QoS-enabled network. This quality-of-service approach is designed to assure that adequate bandwidth is always available for the voice service and that the voice quality is equivalent to traditional voice services.

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

•
Soft Switch, PSTN Access and Gateway. In support of our integrated voice and data offerings, we have deployed our own soft switching equipment, comparable in functionality to traditional Class 4 and Class 5 switches, to deliver business-class, line-side features to customers. We are directly interconnected to the public switched telephone network (“PSTN”), and do not rely on other service providers for access to the PSTN. Our integrated voice and data network uses soft switches, routers, and gateways from Cisco Systems. In addition, we utilize additional software applications to provide voice features and enhanced services. We believe that our integrated voice and data offerings are fully compliant with FCC standards on provisioning of Enhanced 911 emergency services for the services we offer.

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

•
Network Operations Centers. Our network is managed from our network operations center located in our headquarters office in Connecticut. We provide network management 24 hours per day, seven days per week. From the network operations center, we are able to monitor the performance of individual subscriber lines and the equipment and circuits in our network.

Competition

We face competition from many companies with significantly greater financial resources, well-established brand names and large installed customer bases. Our industry has and continues to experience consolidation and we expect that such activities will continue and that the level of competition in our markets may intensify in the future. We expect competition from:

Other Broadband Carriers/Competitive Local Exchange Carriers. A number of competitive carriers, including Covad Communications and New Edge Networks, offer DSL and T-1 services to residential and business customers. The Telecommunications Act of 1996, as amended (the “1996 Telecommunication Act”), specifically grants competitive telecommunications companies, including other DSL providers, the right to negotiate interconnection agreements with traditional telephone companies, including interconnection agreements that may be identical in all respects to, or more favorable than, our agreements.

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

Traditional Local Telephone Companies. Many of the traditional local telephone companies, including BellSouth, AT&T, Qwest and Verizon, have deployed DSL and T-1-based services, either directly or through affiliated companies. These companies have established brand names, possess sufficient capital to deploy DSL equipment rapidly, have their own copper telephone lines and can bundle digital data services with their existing voice services to achieve a competitive advantage in serving customers. In addition, these companies also offer high-speed data communications services that use other technologies, including fiber loops that may offer greater capacity to end users than our T-1 services. We depend on these traditional local telephone companies to enter into agreements for interconnection and to provide us access to individual elements of their networks. Although the traditional local telephone companies are required to negotiate in good faith in connection with these agreements, future interconnection agreements may contain less favorable terms and result in a competitive advantage to the traditional local telephone companies.

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

Interconnection Agreements with Traditional Local Telephone Companies

Under the Communications Act of 1934, as amended (the “Communications Act”), the traditional local telephone companies (which are often also referred to as “regional Bell operating companies” and “incumbent local exchange carriers” (“ILECs”)) have a statutory duty to negotiate in good faith with us for agreements for interconnection and unbundled access to certain individual elements of their networks that the Federal Communications Commission (“FCC”) or a state utility commission has required them to provide to competitors such as us. This interconnection process is subject to review and approval by the state regulatory commissions. We have interconnection agreements with AllTel, BellSouth, Cincinnati Bell, Frontier, SBC Communications, Qwest, Sprint, and Verizon, or their subsidiaries, which govern our relationships with the traditional local telephone companies in 49 states and the District of Columbia. These agreements govern, among other things: the price and other terms under which we locate our equipment in the telephone company's central offices; the prices we pay both to direct the installment of, and to lease, copper telephone lines; the special conditioning of these copper lines that the traditional telephone company provides to enable the transmission of DSL signals; the price we pay to access the telephone company's transmission facilities; and certain other terms and conditions of our relationship with the telephone company.

Our interconnection agreements generally have terms of one or two years. We have renegotiated, and expect to continue to renegotiate, existing agreements when they expire. Although we expect to renew our interconnection agreements and believe the Communications Act limits the ability of traditional local telephone companies not to renew these agreements, we may not succeed in extending or renegotiating our interconnection agreements on the same or as favorable terms. Further, disputes have arisen and will likely arise in the future as a result of differences in interpretations of various rules which govern the interconnection agreements. These disputes have, in the past, delayed the deployment of our networks. Interconnection agreements are subject to state regulatory commission, FCC and judicial oversight. These government authorities may modify the terms of the interconnection agreements in ways that are harmful to our business.

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

While we serve many of our customers using transport facilities that we own or lease, in some areas where we do not have the necessary facilities, we provide our Internet access and other services using the local facilities of another carrier. The FCC has determined that Internet service providers, which include us with respect to the Internet access services that we provide in addition to common carrier services, are not common carriers. Our ability to provide our services in areas where we do not have our own facilities is affected by regulations imposed upon the carriers whose local transport facilities we utilize.

In recent years, the regulation of the telecommunications industry has been in a state of flux as the United States Congress and various state legislatures have passed laws seeking to foster greater competition in telecommunications markets and the ILECs have responded, in many cases, by trying to limit that competition. The FCC and state regulatory commissions have adopted many rules to implement those laws and to encourage competition. These changes have created new opportunities and challenges for us and our competitors. However, certain of these and other existing federal and state regulations remain the subject of judicial proceedings, legislative hearings and administrative proposals, any or all of which could change, in varying degrees, the manner in which the telecommunications industry operates. Neither the outcome of these various proceedings nor their impact upon the telecommunications industry or us can be predicted at this time. Indeed, future federal or state regulations and legislation may be less favorable to us than current regulations and legislation and, therefore, have a material and adverse impact on our business and financial prospects by undermining our ability to provide services at competitive prices. In addition, we may expend significant financial and managerial resources to participate in legislative, regulatory, or judicial proceedings at the federal and/or state level, without achieving favorable results.

Federal Regulation and Legislation

We must comply with the requirements of a common carrier under the Communications Act to the extent we provide regulated interstate telecommunications services. These requirements include an obligation that our charges, terms and conditions for telecommunications services must be “just and reasonable” and that we may not make any “unjust or unreasonable discrimination” in our charges or terms and conditions. The FCC also has jurisdiction to act upon complaints against common carriers for failure to comply with their statutory obligations. We are not currently subject to price cap or rate of return regulation at the federal level and are not currently required to obtain FCC authorization for the installation, acquisition or operation of our facilities.

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

The Communications Act places substantial interconnection requirements on the traditional local telephone companies, including the following obligations that are, to varying degrees and/or at varying times, relevant to our business:

•
Traditional local telephone companies are required to provide physical collocation, which allows companies such as us and other interconnectors to install and maintain their own equipment in the central offices of traditional local telephone companies. This requirement is intended to enable us and other competitive carriers to deploy their equipment on a relatively convenient and economical basis, and is integral to our business.

•
Traditional local telephone companies are required to unbundle certain, but not all, components of their local service networks so that other providers of local service can compete for a wide range of local service customers. This requirement is designed to provide us flexibility to purchase only the network elements we require to deliver our services, and is integral to our business.

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

The outcome of various ongoing FCC rulemaking proceedings or judicial appeals of such proceedings could alter these obligations and materially affect our business and financial prospects by increasing the cost or decreasing our flexibility in providing services.

Triennial Review Order and Appeals. We rely on traditional local telephone company’s access to the incumbents’ network, including loop and transport network elements purchased as unbundled network elements (“UNE(s)”), in order to provide service to our customers. In August 2003, the FCC released its Triennial Review Order (“TRO”) that largely preserved our access to these UNEs at forward-looking or Total Element Long Run Incremental Cost (“TELRIC”) rates, which rates reflect the efficient cost of such elements to the ILECs, plus a reasonable profit. These rates are substantially lower than rates charged on network elements for which TELRIC rates do not apply. The TRO reduced or eliminated access to packet-switching capability of incumbent networks as well as to fiber/broadband connections to mass market end user premises, but largely preserved access to the copper DS-1 and digital signal level 3 (“DS-3”) loops and transport that we currently use. In March 2004, the U.S. Court of Appeals for the District of Columbia Circuit issued its opinion in United States Telecom Associations v. FCC, No. 00-1012 (“USTA Decision”) affirming the de-regulation of access to the incumbent carriers' packet-switching and fiber/broadband networks. On February 4, 2005, the FCC issued its Triennial Review Remand Order (“TRRO”) that again modified the unbundling obligations for the DS-1 and DS-3 UNEs that we purchase from ILECs. The new rules remove under certain circumstances an ILEC’s unbundling obligations with regard to local loops and dedicated transport. The order also eliminated local switching as a UNE, but this has not affected us as we own our own switch sites and do not rely on the ILEC for the switching UNE. The availability of loops and transport UNEs varies based upon the capacity of the loop and availability of competitive alternatives to the ILEC at or between specific ILEC wire centers. Some of the loops and transport that we used were subject to the new rules. For those loops and transport that are affected, we were able to obtain them at 15% above regulated rates through March 10, 2006. After that date, we are able to purchase affected loops and transport from competitors or traditional telephone companies at market prices and/or regulated prices as special access. Regardless of the FCC’s UNE rules, we continue to purchase some network elements from competitive local telephone companies at market rates (e.g., such as transport, which is used to connect parts of our network). The TRRO has been appealed by both ILECs and competitive carriers. We cannot anticipate the outcome of that appeal.

At least one portion of the TRO that was not vacated by the D.C. Circuit could materially affect our business in the long-term. The TRO exempted from unbundling obligations certain loop transmission facilities that use fiber or new technologies. This exemption arguably applies only for loops that serve residential customers and “very small” businesses. The FCC has not defined “very small” business, and, if it does not do so in a rulemaking proceeding, the definition may be established in interconnection agreement arbitrations at the state commissions as interconnection agreements are renewed or renegotiated. Subsequent to the TRO, the FCC has on two occasions added additional loop architectures to this exemption, and it has also held that the ILECs do not have to make these facilities available to competitors at any price, discounted or otherwise. The traditional local telephone companies are continuing to lobby the FCC to expand these exemptions much deeper into the business market, and alternatively at times appear to suggest that the exemption already applies to all markets. Depending on how these rules are implemented, the traditional local telephone companies over time may decide to modify, characterize or replace their facilities in ways that would qualify them for this exemption and thereby preclude us from accessing these facilities pursuant to the terms of their interconnection agreements. Without access to these facilities, we may not be able to provide all or certain of our services in these areas. In addition, if we are unable to obtain unbundled access to these fiber facilities, we may not be able to offer services that are competitive with the new offerings of the traditional local telephone companies.

UNE Pricing. In a rulemaking proceeding initiated in 2003, the FCC is considering changes to the formula used to determine the rates we pay the traditional local telephone companies for unbundled access to their networks. Changes to this formula could have an adverse impact on our business. In addition, the TRO included some changes to the FCC’s pricing formula. State implementation of the FCC’s existing or future pricing formula could also adversely affect our business.

Intercarrier Compensation. Since 2001, the FCC has been examining possible modification to rules governing the compensation, including access charges and reciprocal compensation that telecommunications carriers pay to each other for exchange of traffic. On February 8, 2005, the FCC asked for further comment on various plans that had been submitted to it for reform of intercarrier compensation, including access charges and reciprocal compensation. That proceeding could also affect carriers’ obligations to transport traffic to other carriers. It is not clear at this point when or whether the FCC will adopt any such reform program or when it will complete this proceeding.

Wireline Broadband Proceeding. In September 2005, the FCC released an order that determined that telecommunications transmission components that local telephone carriers, including CLECs, use to provide broadband Internet access service are not subject to common carrier regulation. The FCC removed long-standing rules that require carriers to offer any such transmission component as a common carrier offering to third party providers. This order does not appear to impact our rights to access ILEC networks to obtain services that we need to provide telecommunications service. The FCC’s order has been appealed. We cannot predict the outcome of that appeal. In addition, the FCC has asked for comment on whether it should apply certain consumer protection obligations to Internet service providers like us, including truth-in-billing, rate integration, slamming, and privacy regulations. We do not believe that any such consumer protection obligations, if imposed, would materially affect our business.

Special Access. In January 2005, the FCC initiated a proceeding to examine its rules governing provision of special access services that we buy from ILECs subject to price cap regulation. Under current rules, these carriers may obtain “pricing flexibility” based on showings of competition in a metropolitan statistical area. Depending on the showing of competition, this flexibility includes, among other items, customer specific pricing, volume and term discounts for some services, streamlined tariffing, and removal from price cap regulation. The FCC is considering in this proceeding whether pricing flexibility has permitted price cap ILECs to raise prices, whether to reset pricing for special access and/or modify the price cap and pricing flexibility rules governing price cap carrier provision of special access service. We are not able to predict the timing or outcome of this proceeding.

Universal Service. Since May 1997, providers of interstate telecommunications service, including us, must contribute to expanded federal universal service programs that subsidize services provided to qualifying schools, libraries and rural health providers, and services provided to low-income consumers. Subsequently, the FCC created additional subsidies that primarily benefit incumbent telephone companies. On a quarterly basis, the FCC announces the contribution factor proposed for the next quarter. For the first quarter of the year 2006, the contribution factor is 10.2% of a provider's interstate and international revenue; the contribution factor for fourth quarter 2005 was 10.2% as well. We recover our share of these costs through charges assessed directly to our customers. Currently, the FCC is considering proposals to change the way contributions are assessed, as well as eligibility for participation by carriers in universal service programs. We cannot predict when or whether the FCC will act on these proposals. However, we anticipate that any changes will be designed to be competitively neutral and not disproportionately affect competitive carriers like us.

Voice Over IP. Due to the growing acceptance and deployment of VoIP services, the FCC and state public utility commissions are conducting regulatory proceedings that could affect the regulatory duties and rights of entities such as us or our affiliates that provide IP-based voice applications. There is regulatory uncertainty as to the imposition of access charges and other taxes, fees and surcharges on VoIP services that use the PSTN. There is regulatory uncertainty as to the imposition of traditional retail, common carrier regulation on VoIP products and services. The FCC has initiated a rulemaking proceeding to consider changes in FCC rules for IP-based voice services. While preserving its right to address certain matters prior to conclusion of the rulemaking, the FCC has indicated that this rulemaking may address, among other things, 911 requirements, disability access requirements, access charges, and universal service requirements.

The FCC is also considering several petitions filed by individual companies concerning the regulatory rights and obligations of providers of IP-based voice services, and networks that handle IP-based voice traffic or that exchange that traffic with operators of PSTN facilities.

On October 18, 2002, AT&T Corporation filed a petition with the FCC requesting a declaratory ruling that telephone calls that originate and terminate on the PSTN, but which may be converted into IP during some part of the transmission, are exempt from access charges under existing FCC rules. On April 21, 2004, the FCC rejected AT&T’s Petition, stating that the calls described by AT&T were telecommunications services subject to access charges under existing FCC rules.

On September 22, 2003, Vonage Holdings Corporation (“Vonage”) filed a petition with the FCC requesting a declaration that its offerings, which originate on a broadband network in IP format and terminate on the PSTN, or vice versa, are interstate information services not subject to state regulation under the Communications Act and existing FCC rules. On November 10, 2004, the FCC adopted an order ruling that Vonage’s service was an interstate service not subject to state regulation. The FCC did not rule whether the service is only an information service that is not subject to Title II under the Act. Appeals were filed in a number of circuits, which appeals were consolidated and assigned to the U.S. Court of Appeals for the Eighth Circuit. Oral arguments were heard on January 12, 2006. A decision is pending. Until a decision is released, we cannot predict how a ruling might affect our provision of VoIP services.

On June 3, 2005, the FCC issued an order requiring all interconnected VoIP providers to deliver enhanced 911 capabilities to their subscribers by no later than November 28, 2005, which has been appealed by some VoIP providers. We believe that we are in compliance with this order.

The state public utility commissions are also conducting regulatory proceedings that could impact our rights and obligations with respect to IP-based voice applications. Previously, the Minnesota Public Utilities Commission (“MPUC”) ruled that Vonage’s Digital Voice service was a telephone service under state law, and ordered Vonage to obtain state certification, file tariffs, and comply with 911 requirements before continuing to offer the service in the state. Vonage filed a request in the Federal District Court for the District of Minnesota to enjoin the MPUC’s decision. On October 16, 2003, a federal judge granted Vonage’s request for an injunction, concluding that Vonage provides an information service immune from state regulation and thereby barring the MPUC from enforcing its decision. On December 22, 2004, the U.S. Court of Appeals for the Eighth Circuit affirmed the District Court’s judgment on the basis of the FCC’s determination that Vonage’s service was interstate and noted that the MPUC would be free to challenge the injunction if it or another party prevailed on an appeal of the FCC’s Vonage Order.

Legislation

Congress is in the process of considering a number of proposals that, if enacted, could result in changes to aspects of the regulatory framework governing ILECs and CLECs including universal service, intercarrier compensation, IP-enabled services, and access to some features and functions of ILEC networks. We cannot predict the precise subject matter of any such legislation or its timing. The traditional local telephone companies lobby state legislatures to adopt new legislation that would limit, or prohibit, the ability of their state utility commissions to expand upon certain federal requirements relating to the obligations of the traditional local telephone companies to provide access to competitors such as us. Because the existing FCC framework relies substantially on state implementation, the effect of such state legislation, if passed, could negatively affect our ability to offer services in a state.

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

Employees

As of March 1, 2006, we had 98 employees. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. Competition for qualified personnel can be intense, and we may be unable to identify, attract and retain such personnel in the future. In addition, reductions in our workforce that we undertook in the last several years may make it difficult to attract, hire and retain qualified personnel. None of our employees is represented by a labor union or is the subject of a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are good.

Item 1A.       Risk Factors

Special Note Regarding Forward-Looking Statements and Certain Other Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The statements contained in this report, which are not historical facts, may be deemed to contain forward-looking statements. These statements relate to future events or our future financial or business performance, and are identified by terminology such as “may,” “might,” “will,” “should,” “expect,” “scheduled,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or the negative of such terms or other comparable terminology. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include, among other things, those described below. Each of these factors, and others, are discussed from time to time in our filings with the Securities and Exchange Commission (the “SEC”) copies of which may be accessed through the SEC’s website at http://www.sec.gov.  Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation, and disclaim any obligation, to update or revise the information contained in this report, whether as a result of new information, future events or circumstances or otherwise.

Risks Relating To Our Business

We Have Incurred Losses And Expect Our Losses To Continue

We have incurred significant losses since our inception and have experienced negative operating cash flow for each fiscal year since our formation. We expect to continue to incur significant losses throughout 2006 and there can be no assurance that we will achieve positive operating cash flow for any future financial periods. Failure to generate sufficient revenues, contain certain discretionary spending, achieve certain other business plan objectives or raise additional funds could have a material adverse affect on our results of operations, cash flows and financial position, including our ability to continue as a going concern. Our independent registered public accounting firm has noted in its report on our audited financial statements and related notes for the fiscal year ended December 31, 2005 that our sustained operating losses raise substantial doubt about our ability to continue as a going concern.

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

•
the favorable outcomes of numerous federal and state regulatory proceedings and related judicial proceedings, including proceedings relating to the Telecommunications Act of 1996, as amended (the “1996 Telecommunications Act”).

There can be no assurance that we will be able to achieve our business plan objectives or that we will achieve cash flow positive operating results. If we are unable to generate adequate funds from our operations or raise additional funds, we may not be able to repay our existing senior secured debt, continue to operate our network, respond to competitive pressures or fund our operations. As a result, we may be required to sell all or a portion of our assets, significantly reduce, reorganize, discontinue or shut down our operations, or seek protection under the U.S. bankruptcy code. Our financial statements do not include any adjustments that might result from the above uncertainties.

Our Independent Registered Public Accounting Firm Has Raised Questions About Our Ability To Continue As A Going Concern In Their Report On Our Audited Financial Statements, Which May Have An Adverse Impact On Our Ability To Raise Additional Capital And On Our Stock Price

Our independent registered public accounting firm has included in its report on our audited financial statements for the fiscal year ended December 31, 2005, an explanatory paragraph relating to our ability to continue as a going concern. This explanatory paragraph includes the following language: “The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.” The inclusion of this explanatory paragraph in the report of our independent registered public accounting firm may have an adverse impact on our ability to raise additional capital and on our stock price. We cannot assure you that we will be able to continue as a going concern.

We Have Incurred, And May Incur Additional, Significant Amounts Of Debt To Implement Our Business Plan And This Indebtedness Creates Greater Financial And Operating Risk And Limits Our Flexibility

In connection with our convertible note and warrant financing, on October 7, 2004, we issued a minimum borrowing note for $4,250,000 and a revolving note for $750,000. In addition, as a result of a series of transactions which closed on November 2, 2005 and February 1, 2006, we consummated the private placement of senior secured debentures in aggregate principal amount of $13,000,000.  Those notes and debentures contain provisions that limit our ability to incur additional indebtedness and place other restrictions on our business. We are pursuing additional financing, which may include additional debt financing, the terms of which may create greater financial and/or operating risk and/or limit our ability to take certain actions. If we incur additional debt, we may be required to devote increased amounts of our cash flow to service indebtedness. Our incurrence of additional debt, and/or our inability to repay or finance any existing or future senior secured debt, could require us to modify, delay or abandon certain aspects of our business plan, or require us to sell or a portion of our assets, significantly reduce, reorganize, discontinue or shut down our operations, or seek protection under the U.S. bankruptcy code.

We Must Obtain The Prior Approval Of DunKnight Telecom Partners LLC To Effect Certain Expenditures

Pursuant to our $13,000,000 aggregate principal amount secured debentures issued to DunKnight Telecom Partners LLC (“DunKnight”) and its designated co-investor on November 2, 2005 and February 1, 2006, we are prevented from entering into any agreement, contract or understanding with any third party, whether for the receipt or provision of goods or services, requiring the expenditure by us of more than $150,000 in any one or a series of related transactions without obtaining the prior written consent of a majority of the outstanding principal amount of all such debentures. Such prior approval is in the sole discretion of such debenture holders, and, therefore, we cannot assure you that we will be able to fully implement those aspects of our business plan for which debenture holder approval is required but not obtained. A failure to obtain such approval for any given item or series of items may delay, curtail, prevent or render more costly our achievement of certain business plan objectives and operational initiatives.

Additional Financing Will Be Required If We Are To Sustain Our Operations, Repay All Of Our Senior Secured Debt Or Achieve Our Strategic and Operating Objectives

Based on our current business plans and projections, we believe that our existing cash resources and cash expected to be generated from operations will be sufficient to fund our operating losses, capital expenditures, lease payments, and working capital requirements through the second quarter of 2006. As a result, we will need to raise additional financing, through some combination of borrowings or the sale of equity or debt securities, during the second quarter of 2006 to finance our 2006 cash requirements and to enable us to repay all of our existing senior secured debt. We may not be able to raise sufficient additional debt, equity or other capital on acceptable terms, if at all. Failure to generate sufficient revenues, contain certain discretionary spending, achieve certain other business plan objectives, refinance our senior secured debt or raise additional funds could have a material adverse affect on our results of operations, cash flows and financial position, including our ability to continue as a going concern, and may require us to sell all or a portion of our assets, significantly reduce, reorganize, discontinue or shut down our operations, or seek protection under the U.S. bankruptcy code.

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

Our Business Model Is Unproven, And May Not Be Successful

We do not know whether our business model and strategy will be successful. If the assumptions underlying our business model are not valid or we are unable to implement our business plan, achieve acceptable levels of market penetration or obtain the desired level of pricing of our services for sustained periods, our business, prospects, financial condition and results of operations could be materially adversely affected. We have adopted a different strategy than certain other Internet service providers and broadband providers. We focus on selling directly, and through resellers, to small and medium sized businesses and branch offices of larger businesses and their remote office users. Our unproven business model makes it difficult to predict the extent to which our services will achieve market acceptance. It is possible that our efforts will not result in significant market penetration, favorable operating results or profitability.

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

We May Be Subject To Risks Associated With Strategic Opportunities

We may not be able to compete successfully for strategic opportunities, including merger and acquisition, business combination and strategic partnering opportunities. We may not have the capital resources available to make strategic acquisitions that would accelerate our growth or expand our services and, if we complete further acquisitions, we may not have sufficient working capital to operate the acquired assets or businesses profitably. We have made a number of strategic asset and business acquisitions. We intend to continue to seek strategic opportunities that we believe represent distinct market opportunities to accelerate our growth. We continuously identify and evaluate strategic opportunities, including strategic partnerships, business combinations, and merger and acquisition candidates, and in many cases engage in discussions and negotiations regarding potential transactions. Our discussions and negotiations may not result in any transaction. There is significant competition for strategic opportunities in our business. As the consolidation in our industry continues, this competition may intensify and increase the costs of capitalizing on such opportunities. We compete for acquisition opportunities with companies that have significantly greater financial and management resources. Our ability to pursue a future customer acquisition or similar strategic acquisition for cash is dependent upon our ability to raise additional capital. Also, to the extent all or part of the purchase price of any future acquisition is paid in cash, such payment would deplete our remaining cash resources. In addition, an acquisition may not produce the revenue, earnings, cash flows or business synergies that we anticipate, an acquired asset or business might not perform as we anticipated, and a strategic transaction such as a merger might not yield positive operating results for the combined businesses. Any such event may delay the time at which we expect to achieve profitability or positive cash flows. Further, if we pursue any future acquisition or other strategic opportunities, our management could spend a significant amount of time and effort in identifying and completing the transaction and may be distracted from the operation of our business. We will also have to devote a significant amount of management resources to integrating any acquired businesses, with our existing operations, and that may not be successful.

We Need Additional Funding To Support Increased Sales And Marketing Initiatives And Customer Acquisitions In Order To Offset The Effects of Churn

Like many of our competitors, we experience a degree of customer disconnects or “churn” due to competitive pricing pressures, customers’ ceasing their operations, and other factors, which churn was, during 2005, in excess of the rate that we acquired new customers. While we have taken measures to control churn, our ability to generate positive operating cash flow in future periods will be dependent, in large part, on our ability to obtain additional funding to increase our sales and customer acquisition activities to out-pace customer churn and absorb operating expenses. There can be no assurance that we will be able to obtain additional funding, increase our subscriber line base at a rate in excess of our churn or obtain positive operating cash flows in future periods. In the absence of our raising additional funding to finance increased sales and marketing activities and new customer acquisitions, our subscriber line churn may continue to exceed the rate at which we can replace such disconnected lines. As a result, we anticipate that our subscriber line churn in the near term will continue to result in declining revenue and will adversely affect our cash generated from operations.

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

To execute our business plan, we need to hire and retain qualified personnel. If we are unable to retain our employees or recruit qualified personnel in a timely manner, we will not be able to execute our business plan. The reductions in workforce that we have made since 2000, including the restructuring of our sales team and our work force reduction in September 2004, the competitive nature of our industry, and our need for additional working capital may make it difficult for us to hire qualified personnel on a timely basis and to retain our employees.

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

The Failure Of Our Customers To Pay Their Bills On A Timely Basis Could Adversely Affect Our Cash Flow

Our target customers consist mostly of small and medium sized businesses. We bill and collect numerous relatively small customer accounts. We may experience difficulty in collecting amounts due on a timely basis. In addition, we sell our services to various resellers, such as Internet service providers, who then resell such services to their end users. Our failure to collect accounts receivable owed to us by our customers on a timely basis could have a material adverse effect on our business, financial condition and cash flow.

We Depend On Wholesale DSL And T-1 Providers, Some Of Whom Are Competitors, To Provide Us With Local Facilities In Areas Where We Have Not Deployed Our Own Equipment

In markets where we have not deployed our own local DSL and T-1 equipment, we utilize local facilities from wholesale providers, including Covad Communications, in order to provide service to our end-user customers. In these cases, we are dependent upon these wholesale carriers to provide, or arrange the provisioning of, the equipment and on-site wiring required to provide local DSL or T-1 services to our end-user customers, as well as to provide and maintain the local DSL or T-1 line. In general, these carriers may terminate the service they provide to us with little or no notice. These carriers may not continue to provide us with acceptable local services for our customers on the scale, at the price levels and within the time frames we require, or at all. If we are unable to obtain acceptable services from these wholesale carriers or they terminate the services they provide us, we may be required to install our own equipment in a central office and provide and install new equipment for our customers, or arrange for another wholesale carrier to do so. Obtaining space and provisioning equipment in a new central office is a lengthy and costly process. We cannot assure you that we, or another carrier with whom we work, would be able to obtain the space required in a central office on a cost effective basis, if at all, or that we could provide services to such customers on a timely basis. Our failure to install and provide services to customers on a timely basis, or the disruption in the services provided to our customers, would likely result in the loss of many, if not all, of the customers in the affected locations, and could result in claims brought by these customers against us. This could have a material adverse effect on our competitive position, business, results of operations, financial position and prospects.

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

The facilities we use and the services we offer are subject to varying degrees of regulation at the federal, state and local levels. Changes in applicable laws or regulations could, among other things, increase our costs, restrict our access to the network elements and central offices of the traditional local telephone companies, or restrict our ability to provide our services. For example, the Communications Act of 1934, as amended, which, among other things, requires traditional telephone companies to unbundle network elements (“UNE(s)”) and to allow competitors such as us to locate their equipment in the traditional local telephone companies’ central offices, has been the subject of proceedings at the federal and state levels, litigation in federal and state courts, and legislation in federal and state legislatures. We rely on access to the incumbents’ network, including DS-1 loops and DS-1 and DS-3 transport network elements purchased as UNEs, in order to provide service to our customers. In August 2003, the Federal Communications Commission (“FCC”) released its Triennial Review Order (“TRO”) that, among other things, largely preserved our access to these UNEs at forward-looking or Total Element Long Run Incremental Cost (“TELRIC”) rates, which rates reflect the efficient cost of such elements to the traditional telephone companies, plus a reasonable profit. These rates are substantially lower than rates charged on network elements for which TELRIC rates do not apply. On February 4, 2005, the FCC issued its Triennial Review Remand Order (“TRRO”) that again modified the unbundling obligations for the DS-1 and DS-3 UNEs that we purchase from traditional telephone companies. The new rules, among other things, remove under certain circumstances the unbundling obligations of traditional telephone companies with regard to local loops and dedicated transport. The availability of loops and transport UNEs varies based upon the capacity of the loop and availability of competitive alternatives to the traditional telephone company at or between specific telephone company wire centers. Some of the loops and transport that we used were subject to the new rules. For those loops and transport that are affected, we were able to obtain them at 15% above regulated rates through March 10, 2006. After that date, we are able to purchase affected loops and transport from competitors or traditional telephone companies at market prices and/or regulated prices as special access. While we have taken significant steps to reconfigure our network to avoid or limit our utilization of network facilities affected by the TRRO, and have negotiated special rates for certain affected network facilities, there can be no assurance that we will not incur certain increased network costs resulting from the TRRO or that we will continue to be able to negotiate favorable rates for affected network facilities with traditional telephone companies and/or alternative providers. The TRRO has been appealed by both the traditional telephone companies and competitive carriers. We cannot anticipate the outcome of that appeal. We also cannot predict future legislation or FCC regulatory action or whether such actions will adversely affect the way we operate our business or our ability to continue to compete in the market place.

At least one portion of the TRO relating to an exemption provided to traditional local telephone companies from unbundling obligations on certain loop transmission facilities that use fiber and new technologies could materially affect our business in the long-term. This exemption arguably applies only for loops that serve residential customers and “very small” businesses. The FCC has not defined “very small” business, and, if it does not do so in a rulemaking proceeding, the definition may be established in interconnection agreement arbitrations at the state commissions as interconnection agreements are renewed or renegotiated. Subsequent to the TRO, the FCC has on two occasions added additional loop architectures to this exemption, and it has also held that the traditional local telephone companies do not have to make these facilities available to competitors at any price, discounted or otherwise. The traditional local telephone companies are continuing to lobby the FCC to expand these exemptions much deeper into the business market, and alternatively at times appear to suggest that the exemption already applies to all markets. Depending on how these rules are implemented, the traditional local telephone companies over time may decide to modify, characterize or replace their facilities in ways that would qualify them for this exemption and thereby preclude us from accessing these facilities pursuant to the terms of their interconnection agreements. Without access to these facilities, we may not be able to provide all or certain of our services in these areas. In addition, if we are unable to obtain unbundled access to these fiber facilities, we may not be able to offer services that are competitive with the new offerings of the traditional local telephone companies.

Our Success Depends On Negotiating And Entering Into Interconnection Agreements With Traditional Local Telephone Companies

We must enter into and renew interconnection agreements with traditional local telephone companies in each market in which we deploy our own equipment. These agreements govern, among other things, the price and other terms regarding our location of equipment in the traditional local telephone companies’ offices, known as central offices, and our lease of copper telephone lines that connect those central offices to our customers. We have entered into agreements with AllTel, BellSouth, Cincinnati Bell, Frontier, SBC Communications, Qwest, Sprint and Verizon, or their subsidiaries, which govern our relationships in 49 states and the District of Columbia. Delays in obtaining or renewing interconnection agreements would delay our entrance into new markets or impact our operations in existing markets, and could have a material adverse effect on our business and prospects. In addition, disputes have arisen, and will likely arise in the future, regarding the interpretation of these interconnection agreements. These disputes have, in the past, delayed the deployment of our network. Our interconnection agreements generally have limited terms of one to two years and we cannot assure you that new agreements will be negotiated on a timely basis, if at all, or that existing agreements will be extended on terms favorable to us. Interconnection agreements must be approved by state regulators and are also subject to oversight by the FCC and the courts. These governmental authorities may modify the terms or prices of our interconnection agreements in ways that could adversely affect our ability to deliver service and our business and results of operations.

Failure To Negotiate Interconnection Agreements With The Traditional Local Telephone Companies Could Lead To Costly And Lengthy Arbitration Which May Not Be Resolved In Our Favor

Under federal law, traditional local telephone companies have an obligation to negotiate with us in good faith for agreements for interconnection and access to certain individual elements of their networks that the FCC or a state utility commission has required them to provide to competitors such as us. In August 2003 and again in February 2005, the FCC adopted new unbundling rules for network elements that have not yet been fully implemented in all of our interconnection agreements. The FCC’s new rules have reduced the traditional local telephone companies’ obligations to provide us with certain network elements at unbundled element discount prices, including DS1 loops and DS1 and DS3 transport facilities in certain central offices. Consequently, our future interconnection agreements with traditional local telephone companies are likely to contain terms and conditions less favorable to us than those in our current agreements and could result in our incurring increased network operating costs.

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

The high-speed data and integrated voice and data communication services market is intensely competitive. If we are unable to compete effectively, our business, prospects, financial condition and results of operations would be adversely affected. We expect the level of competition to intensify in the future, due, in part, to increasing consolidation in the data communications industry and increased competition in the integrated voice and data communications industry as technological advances are deployed by our competitors, both established and new market entrants, in this service area. Our competitors use various high speed communications technologies for local access connections such as integrated services digital network (“ISDN”), frame relay, T-1, DSL services and wireless, satellite-based and cable networks. We expect significant competition from:

•	Other providers of DSL and T-1 services, including Covad Communications and New Edge Networks;

•	Internet service providers, such as Speakeasy, EarthLink, Netifice and MegaPath, which offer high-speed access capabilities, as well as other related products and services;

•
Traditional local telephone companies, including the traditional local telephone companies created by AT&T’s divestiture of its local telephone service business, which deploy DSL and T-1 services and which provide other high-speed data communications services, including fiber loops that may offer greater capacity to end users than our services;

•	Competitive carriers offering their own integrated voice and data services, including InfoHighway Communications, Conversent Communications and Broadview Networks;

•	National long distance carriers, such as AT&T, Sprint, and Verizon Business, some of which are offering competitive DSL and T-1 services and other high-speed data communications services;

•	Cable modem service providers, such as Time-Warner Cable, Comcast and RCN, which are offering high-speed Internet access over cable networks; and

•	Providers utilizing alternative technologies, such as fiber optic, broadband over powerlines, wireless and satellite-based data service providers.

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

In addition to marketing through our direct sales force, we rely on relationships with local marketing partners, such as integrators of computer systems and networks and lead referral sources. These partners recommend our services to their clients, provide us with referrals and help us build a local presence in each market. We may not be able to identify, and maintain good relationships with, quality marketing partners and we cannot assure you that they will recommend our services rather than our competitors’ services to their customers. Our failure to identify and maintain good relationships with quality marketing partners could have a material adverse effect on our ability to obtain and retain customers in a market and, as a result, our business would suffer.

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

Risks Relating To Ownership Of Our Common Stock

Our Stock Price Could Fluctuate Widely In Response To Various Factors, Many Of Which Are Beyond Our Control

The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price could fluctuate widely in response to factors such as the following:

•	actual or anticipated variations in our quarterly operating results or operating statistics or our financial condition;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the telecommunications industry, including regulatory or legislative developments;

•	growth of Internet and on-line commerce usage and the Internet and on-line commerce industries;

•	announcements by us of significant acquisitions, dispositions, merger or business combination, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of our key personnel;

•	future equity or debt financings by us or our announcements of such financings; and

•	general market and economic conditions.

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

Certain Investors Have Significant Influence Regarding Most Matters Requiring Stockholder Approval, And Certain Corporate and Operational Transactions, Which Could Prevent Us From Effecting Certain Transactions And/Or Have A Material Adverse Effect On The Market Price Of Our Common Stock

As of March 1 2006, certain affiliated investment entities known generally as VantagePoint Venture Partners (“VantagePoint”) owned of record approximately 55.1 million shares of our outstanding common stock, which represented approximately 24% of the combined voting power of all issued and outstanding capital stock of the Company. This concentration of ownership by VantagePoint gives VantagePoint an increased ability over other stockholders to influence the outcome of any given matter submitted for a vote to our common stockholders.

On November 2, 2005, DunKnight became a material investor in the Company, and gained Board representation, in connection with a secured debt investment in the Company. Due to certain restrictive provisions in the applicable investment documents, DunKnight has the ability to limit or prevent the Company from effecting certain significant corporate transactions and certain operational matters without their prior consent. Depending upon the circumstances, DunKnight’s failure to authorize a given matter over which it has blocking rights could prevent or limit our ability to achieve certain business plan objectives, which could have a material adverse effect on the market price of our common stock.

If We Effect An Equity Or Convertible Debt Financing Transaction, It May Result In Dilution

We are currently pursuing additional financing to fund our working capital requirements and growth initiatives, which may include a sale of equity and/or convertible debt securities to one or more purchasers. At our current market capitalization, any significant equity-based investment in the Company at a discount to market will in all likelihood be materially dilutive to our common stockholders.

If Certain Transactions Occur, The Value That The Holders Of Our Common Stock May Receive Will Be Adversely Affected by Our Outstanding Debt Obligations

If the Company enters into certain transactions, the value that the holders of our common stock may receive as a result of any such transaction will be adversely affected by the Company’s outstanding senior secured debt. As of March 1, 2006, the Company’s existing secured debt consisted of $13,000,000 in aggregate principal amount outstanding under our secured debentures to DunKnight (and its co-holder) which mature on September 4, 2006 and $4,073,268 in aggregate principal amount outstanding under our secured convertible minimum borrowing note to Laurus which matures on August 1, 2006. The Company is pursuing financing and strategic opportunities in order to fund our operations, growth and business plan objectives and to refinance our senior secured debt obligations. As part of this process, the Company is also considering various strategic business combination, merger and acquisition opportunities. These activities may or may not result in a sale of the Company or some or all of its assets, whether through asset sale, merger or other business combination. There can be no assurance that a sale transaction, merger or liquidating distribution by the Company will result in any minimum value or minimum amount of proceeds accreting to the benefit of our common stockholders as a result of any such transaction, should one occur.

Certain Provisions Of Our Charter, By-Laws And Delaware Law Could Make A Takeover Difficult

Our corporate documents and Delaware law contain provisions that might enable our management to resist a third-party takeover. These provisions include a staggered board of directors, limitations on persons authorized to call a special meeting of stockholders, advance notice procedures required for stockholders to make nominations of candidates for election as directors or to bring matters before an annual meeting of stockholders, and the rights of certain significant holders of our capital stock to designate members of our Board of Directors. These provisions might discourage, delay or prevent a change in control by a third-party or a change in our management. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale.

Item 1B.      Unresolved Staff Comments

None.

Item 2.         Properties

Our headquarters consists of approximately 31,500 square feet in an office building in New Haven, Connecticut. Our lease for such facility expires on May 31, 2006 and will not be renewed. We have contracted to sublease approximately 18,387 square feet of office space in Wallingford, Connecticut to be used for corporate offices, network operations center and warehouse purposes. We anticipate relocating our New Haven personnel to the Wallingford location in the Spring of 2006, prior to expiration of our New Haven lease. We also lease a “turn-key” office facility in Reston, Virginia, principally for sales personnel. In addition, we lease warehouse space to store network equipment and other inventory in a number of other locations. With respect to our arrangements to use space in traditional telephone companies’ central offices, please see Item 1 - Business, “Interconnection Agreements with Traditional Local Telephone Companies.”

Item 3.         Legal Proceedings

A lawsuit for wrongful termination of employment was filed against us in the Superior Court in New Haven, Connecticut on July 29, 1999 by a former officer who was employed by us for less than two months. That action was subsequently moved to the Superior Court in Waterbury, Connecticut, Complex Litigation Docket. Plaintiff's claims were based chiefly on his allegation that we terminated his employment because he allegedly voiced concerns to senior management about the feasibility of certain aspects of our business strategy. The plaintiff had been principally seeking compensatory damages for wages and unvested stock options. The parties entered into a settlement agreement on or about September 27, 2005, pursuant to which this matter was settled (without admission of fault by the Company) and dismissed (with prejudice to plaintiff), upon payment of an aggregate settlement amount of $20,000.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2005.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of March 1, 2006, there were approximately 595 holders of record of our common stock. On August 4, 2004, the listing and trading of our common stock moved from the Nasdaq SmallCap Market to the American Stock Exchange (“AMEX”). On such date, our common stock trading symbol changed from “DSLN” to “BIZ.” On January 10, 2006, our common stock was removed from listing on the AMEX and commenced quotation and trading on the OTC Bulletin Board service (“OTCBB”) under the symbol “DSLN.”

The range of high and low bid prices per share of our common stock as reported on the Nasdaq SmallCap Market and the high and low sales prices per share of our common stock as reported on the AMEX for the two most recent fiscal years are shown below. The closing price of our common stock on March 1, 2006 was $0.05 per share.

Quarter Ended	High	Low
March 31, 2005	0.37	0.14
June 30, 2005	0.14	0.08
September 30, 2005	0.11	0.08
December 31, 2005	0.09	0.04
March 31, 2004	0.83	0.44
June 30, 2004	0.52	0.27
September 30, 2004	0.43	0.13
December 31, 2004	0.28	0.15

Dividend Policy

We have never declared or paid any cash dividends on our common stock and currently intend to retain any future earnings for the future operation and expansion of our business. We do not anticipate that any cash dividends will be declared or paid on our common stock in the foreseeable future.

Under the terms of our October 2004 secured financing transaction with Laurus Master Fund, Ltd., and under the terms of our November 2005 secured financing transaction with DunKnight Telecom Partners LLC and its co-investor (separately or collectively, as their interests shall appear, “DunKnight”), we are prohibited from declaring, paying or making any dividend distribution on any class of stock without the prior consent of such secured creditors.

Prior to and in preference to any declaration or payment of any cash dividends on our common stock, the holders of our Series X and Series Y preferred stock were entitled to receive cumulative dividends of $120.00 per share per annum when and as declared by our Board of Directors. All such dividends on the Series X and Series Y preferred stock accrued monthly and were payable in cash, except in the case of the conversion of the Series X or Series Y preferred stock, as the case may be, into common stock, in which case dividends were able to be paid, at our sole option, in shares of DSL.net common stock. During the second half of 2003 and the first and third quarters of 2004, all of the issued and outstanding shares of our Series Y preferred stock and our Series X preferred stock were converted into shares of our common stock and all accrued dividends on these converted shares were paid in shares of our common stock.

Our Series Z preferred stock provided that we were not permitted to declare, pay or set aside any cash dividends on shares of our common stock unless we simultaneously declared, paid or set aside, respectively, a cash dividend on each outstanding share of our Series Z preferred stock in an amount equal to the dividend so payable with respect to one share of our common stock. All of our issued and outstanding shares of Series Z preferred stock were cancelled on November 3, 2005, as part of a troubled debt restructuring agreement (discussed below under “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Equity Compensation Plan Information

The following table provides information as of December 31, 2005, with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Shareholders	24,438,569	$0.49	45,566,888
Equity Compensation Plans Not Approved by Shareholders (1)	8,333,333	$0.48	—
Total	32,771,902	$0.48	45,566,888

(1)   In April 2004, as authorized by the Company’s Board of Directors, the Company entered into an employment agreement and related stock option agreement with Kirby G. Pickle, in connection with Mr. Pickle’s becoming the chief executive officer of the Company. Under the stock option agreement for Mr. Pickle, an option to purchase a total of 10,000,000 shares of the Company’s common stock was granted to Mr. Pickle as an inducement to his employment with the Company. In connection with the termination of Mr. Pickle’s employment with the Company on November 2, 2005, and in accordance with the terms of his stock option agreement, Mr. Pickle’s stock options that would otherwise have vested up through November 1, 2006, immediately vested, and all of Mr. Pickle’s stock options that would otherwise have vested after November 1, 2006, immediately expired. At December 31, 2005, Mr. Pickle held options to purchase a total of 8,333,333 shares of our common stock at a per share exercise price of $0.48. All such stock options expire on November 3, 2006.

(Amounts in Thousands, Except Per Share Amounts)

Item 6.         Selected Financial Data

The following historical data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, except for “Other Data,” has been derived from our consolidated financial statements audited by Carlin, Charron & Rosen, LLP, our independent registered public accounting firm, for the year ended December 31, 2005, and audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm for the years ended December 31, 2004, 2003, 2002 and 2001. Our balance sheets at December 31, 2005 and 2004 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2005, 2004 and 2003 and notes thereto appear elsewhere in this Annual Report on Form 10-K.

Reference is also made to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the more complete financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations Data:
Continuing operations:
Revenue	$49,019	$60,755	$62,775	$37,404	$34,307
Operating expenses:
Network (A)	34,972	42,924	48,061	30,469	41,711
Operations (A)	5,155	8,212	10,202	6,419	43,950
General and administrative (A)	10,364	11,189	10,820	9,941	23,388
Sales and marketing (A)	815	4,243	7,426	5,786	11,644
Stock compensation	—	—	438	1,228	1,202
Depreciation and amortization	4,990	12,370	15,645	19,699	27,484
Total operating expenses	56,296	78,938	92,592	73,542	149,379

Operating loss	(7,277)	(18,183)	(29,817)	(36,138)	(115,072)

Interest income (expense), net	(9,322)	(5,363)	(2,932)	(428)	540
Other income (expense), net	13,663	135	(2,430)	185	(10)
Loss before income taxes	(2,936)	(23,411)	(35,180)	(36,381)	(114,542)
Income tax benefit	—	62	62	98	—
Net loss from continuing operations, net of income taxes	(2,936)	(23,349)	(35,118)	(36,283)	(114,542)
Net (loss) income from discontinued operations, net of taxes	(5,498)	120	121	189	(912)
Net loss	(8,434)	(23,229)	(34,997)	(36,094)	(115,454)
Dividends on preferred stock	—	(950)	(3,698)	(3,573)	(122)
Accretion of preferred stock	—	(8,852)	(14,327)	(10,078)	(348)
Fair value of Series Z Preferred Stock	2,630	(2,630)	—	—	—
Net loss applicable to common stockholders	$(5,804)	$(35,661)	$(53,022)	$(49,745)	$(115,924)

Net Loss Per Common Share Data:
Net Loss per common share, basic and diluted from continuing operations	nil	$(0.20)	$(0.72)	$(0.77)	$(1.80)
Net Loss per common share, basic and diluted from discontinued operations	$(0.02)	nil	nil	nil	$(0.01)
Net Loss per common share, basic and diluted	$(0.02)	$(0.20)	$(0.72)	$(0.77)	$(1.81)
Shares used in computing net loss per share	233,621	181,831	74,126	64,858	63,939

(Amounts in Thousands, Except Per Share Amounts)

	December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data (B):
Cash, cash equivalents, restricted cash and marketable securities	$8,767	$9,511	$13,784	$11,319	$19,631
Total assets	$22,842	$40,862	$59,061	$53,496	$81,024
Long-term obligations (including current portion)	$10,332	$14,830	$5,529	$4,565	$7,463
Mandatorily Redeemable Convertible Preferred Stock	$—	$—	$17,019	$14,122	$470
Stockholders’ equity	$3,672	$12,106	$18,300	$20,751	$50,725

	Year Ended December 31,
	2005	2004	2003	2002	2001
Cash Flow Data (B):
Used in operating activities	$(3,904)	$(7,541)	$(13,715)	$(17,706)	$(62,989)
Provided by (used in) investing activities	$5,312	$(3,078)	$(11,135)	$(2,368)	$(2,921)
Provided by financing activities	$328	$3,919	$27,311	$12,107	$12,871

Other Data (B):
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(8,434)	$(23,229)	$(34,997)	$(36,094)	$(115,454)
Add: Interest and other expense (income), net	1,352	5,228	5,366	273	(442)
Depreciation and amortization	5,522	13,132	16,359	20,332	28,043
Stock compensation	—	—	438	1,228	1,202
Adjusted EBITDA (C)	$(1,560)	$(4,869)	$(12,834)	$(14,261)	$(86,651)

Reconciliation of Adjusted EBITDA to net cash used in operating activities:
Adjusted EBITDA	$(1,560)	$(4,869)	$(12,834)	$(14,261)	$(86,651)
Cash paid for interest and other (expense) income, net	(635)	(160)	(450)	(444)	611
Financing costs (deferrals) expenses		—	(183)	—	49
Bad debt expense	897	1,119	2,117	2,536	2,996
Sales discounts	56	2	394	1,181	1,498
Restructuring / impairment charges	—	—	—	—	34,083
Write off / sales of equipment	(3)	120	46	555	229
Net changes in assets and liabilities	(2,659)	(3,754)	(2,805)	(7,273)	(15,804)
Net cash used in operating activities	$(3,904)	$(7,541)	$(13,715)	$(17,706)	$(62,989)
Capital expenditures	$392	$651	$2,405	$1,647	$5,345

(Amounts in Thousands, Except Per Share Amounts)

(A) Excluding stock compensation, depreciation and amortization.
(B)  Includes discontinued operations
(C) Adjusted EBITDA, shown above under “Other Data,” consists of net loss excluding net interest and other income/expense, taxes, depreciation, amortization of intangibles and non-cash stock compensation expense. We believe that Adjusted EBITDA provides useful information because it is an additional measure of financial performance commonly used for comparing companies in the telecommunications industry in terms of core operating performance, leverage, and ability to incur and service debt. Since the network configurations, assets and related capital expenditures and capital structures vary greatly within the telecommunications industry, a financial measure that excludes interest, depreciation and amortization is useful in comparing the core operating performance that supports and measures the return on a company’s network assets and capital structure and enhances comparability between periods. In addition, Adjusted EBITDA is used by us when reporting operating performance to our senior management and Board of Directors.

Adjusted EBITDA is not a measure determined under generally accepted accounting principles, and should not be considered as a measure of profitability or liquidity. Adjusted EBITDA should not be considered in isolation from, and you should not construe it as a substitute for:

•	operating loss as an indicator of our operating performance;

•	cash flows from operating activities as a measure of liquidity; or

•	other consolidated statement of operations or cash flows data presented in accordance with generally accepted accounting principles.

The above financial data includes the operating results of acquisitions from their acquisition date, which consequently will affect the comparability of such financial data from year to year.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH “ITEM 6 - SELECTED FINANCIAL DATA” AND “ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” THAT APPEAR ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THIS DISCUSSION AND ANALYSIS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH UNDER “ITEM 1A - RISK FACTORS” AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. EXISTING AND PROSPECTIVE INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION, AND DISCLAIM ANY OBLIGATION, TO UPDATE OR REVISE THE INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR CIRCUMSTANCES OR OTHERWISE.

(Amounts in Thousands, Except Per Share Amounts)

Overview

Our Business

We provide high-speed data communications, Internet access, and related services to small and medium sized businesses and branch offices of larger businesses and their remote office users, throughout the United States, primarily utilizing digital subscriber line (“DSL”) and T-1 technology. In September 2003, we expanded our service offerings to business customers in the Washington, D.C. metropolitan region to include integrated voice and data services using voice over Internet protocol technology (“VoIP”). In February 2004, we introduced our integrated voice and data bundles in the New York City metropolitan area. Our networks enable data transport over existing copper telephone lines at speeds of up to 1.5 megabits per second. Our product offerings also include Web hosting, domain name system management, enhanced e-mail, on-line data backup and recovery services, firewalls, nationwide dial-up services, private frame relay services and virtual private networks.

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

During 2005, we sold all of the issued and outstanding capital stock of our wholly-owned subsidiary, Vector Internet Services, Inc., a Minnesota-based, Internet service provider (“VISI”). As a result, we have reclassified VISI’s operations as discontinued operations and, accordingly, have segregated the assets, liabilities, revenue and expenses of the discontinued operations in our Consolidated Balance Sheets, Statements of Operations and notes thereto in this Annual Report on Form 10-K. Cash flows pertaining to discontinued operations are not disclosed separately in the Consolidated Statements of Cash Flows in this Annual Report on Form 10-K.

We continue to experience negative cash flow and will need to raise additional capital during 2006 to fund our working capital requirements and to repay our senior secured debt obligations which mature during the third quarter of 2006. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. Failure to raise additional funds could have a material adverse affect on our ability to continue as a going concern.

Our Strategy

Our business is in transition from an earlier strategy focused primarily on expanding our network footprint and capacity to a strategy focused primarily on financial performance and on increasing our market penetration in our core network footprint between Boston, Massachusetts and the greater Washington, D.C. metropolitan area.

During 2003, in an effort to expand our network footprint, customer base and product offerings, we completed the acquisitions of substantially all of the assets and operations of Network Access Solutions Corporation (“NAS”), and TalkingNets, Inc. and its affiliate (collectively, “TalkingNets”). The NAS acquisition significantly increased our facilities-based network in central offices from Virginia to Massachusetts. The TalkingNets acquisition provided us the ability to offer, in the business-intensive, Mid-Atlantic and Northeast regions, carrier-class integrated voice and data services utilizing VoIP technology.

(Amounts in Thousands, Except Per Share Amounts)

During 2004, we completed the integration of the NAS and TalkingNets acquisitions into our operations. In addition, we implemented various cost reduction measures, including reductions in our workforce and in our sales and marketing initiatives, to improve our financial performance.

During 2005, we continued our focus on reducing costs; disposed of certain non-core assets, including VISI; initiated a significant re-grooming of our network to eliminate non-core central offices; and initiated the re-branding of our integrated (VoIP) voice and data service offering under our Duetsm brand name at aggressive price points in the New York City and Washington, D.C. metropolitan areas. While some of these efforts have placed downward pressure, near term, on our ability to sustain or grow our revenue and achieve positive operating cash flow, we believe these actions were necessary to preserve our business enterprise and, if we obtain additional funding, to position us to increase our market penetration for data and integrated voice and data business customers in our core network area. We will need additional funding in the second quarter of 2006 to support our working capital needs, increase our sales and customer acquisition activities and favorably position us to leverage opportunities in the markets we serve. There can be no assurance that we will be able to obtain additional funding, increase our sales or sustain or grow our business (see “Liquidity and Capital Resources” below).

Operating Cash Flow

Our operating cash flow for the year ended December 31, 2005 was negative $3,904, a 48% improvement over operating cash flow of negative $7,541 for the year ended December 31, 2004.  We continue to focus on strategic and cost reduction initiatives (further discussed below) in our attempt to improve our operating cash flows.

Greater Utilization of our Network to Drive Higher Margins

We have an extensive facilities-based network with the major portion of our footprint in the densest business communications corridor in the country. We continue to prioritize the sale of services provisioned directly over our network and the sale of T-1 and integrated voice and data services, all of which yield higher margins.

New Market Opportunities

We believe that there continues to be significant revenue growth opportunities for our data/Internet access services and our Duetsm suite of integrated (VoIP) voice and data services. However, we will need additional funding to grow our sales channels, further expand our voice network and fund customer acquisitions in order to permit us to capitalize on these growth opportunities.

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

(Amounts in Thousands, Except Per Share Amounts)

Customer Churn

Like many of our competitors, we experience a degree of customer subscriber line disconnects or “churn” due to competitive pricing pressures and other factors, which churn is in excess of the rate that we are currently acquiring new customers. In response to this, we initiated in 2004, and have continued, a plan under which our customer retention representatives proactively endeavor to renew existing customers to service agreements prior to or at the time of initial term expiration. While these measures help to control and reduce customer churn, in the absence of our raising additional funding to finance increased sales and marketing activities and new customer acquisitions, our subscriber line churn may continue to exceed the rate at which we can replace such disconnected lines. We anticipate that our subscriber line churn in the near term will continue to result in declining revenue and will adversely affect our ability to generate and sustain positive operating cash flow. There can be no assurance that we will be able to obtain additional funding, increase our sales or control our customer churn in future periods (see “Liquidity and Capital Resources” below).

Strategic and Cost Reduction Initiatives

Sale of our Minnesota Subsidiary. During the third quarter of 2005, we initiated a plan to sell VISI, and solicited and received several offers for its sale. We determined that VISI was a potential source of cash (if sold), and, although it was profitable, it was not aligned with our strategic and VoIP initiatives, in as much as it was an ISP servicing both consumers and businesses in a limited regionalized greater Minneapolis market. Based on the offers received for the sale of VISI, we determined that the carrying value of VISI as of September 30, 2005, of $9,033 (including $8,482 of goodwill recorded on our consolidated financial statements) exceeded its fair value and, accordingly, recorded an impairment loss of $6,033 against its carrying value as of September 30, 2005. We completed the sale on December 7, 2005, for $3,300 and recognized a gain of $341 representing the excess of the proceeds over the carrying value of VISI’s net assets (at December 7, 2005), net of professional fees related to the sale.

Debt Restructuring. On November 2, 2005, we closed a debt financing transaction whereby we received $6,000 on November 2, 2005, and $4,000 on February 1, 2006, in exchange for the issuance of $13,000 in secured debentures at an 18% annual interest rate, maturing on September 4, 2006 (see “Liquidity and Capital Resources” below). $5,500 of the initial proceeds from this financing was used to extinguish, at a substantial discount, approximately $30,870 (including accrued but unpaid interest) in senior secured debt due July 6, 2006, and cancel all outstanding shares of the our Series Z Preferred Stock that carried a liquidation preference of $15,680 and warrants to purchase approximately 190,890,621 shares of our common stock (see “Liquidity and Capital Resources” below).

Restructure of our Business Operations. In November 2005, we began restructuring our business operations with a focus on our core network footprint of 352 central offices in the Verizon territory spanning from Boston, MA along the Eastern seaboard through the greater Washington, D.C. metropolitan area, and commenced a robust network re-grooming initiative (scheduled for completion early in the second quarter of 2006) to close approximately 100 of our central offices and core sites outside the Verizon and SNET territories that will significantly reduce recurring network operating costs.

Re-launch VoIP Marketing Campaign. In January 2006, we re-launched our integrated (VoIP) voice and data service in the New York City and Washington, D.C. metropolitan markets

(Amounts in Thousands, Except Per Share Amounts)

at aggressive price points under our new Duetsm brand, backed the launch with a direct mailing campaign, initiated a feet-on-the-street sales campaign in New York City, launched a new Duet website (www.getduet.com) designed to support online sales of our integrated voice and data services, re-designed our corporate DSL.net website (www.dsl.net) to drive greater sales, and began implementation of online marketing campaigns.

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

The following is a brief discussion of the critical accounting policies and methods and the judgments and estimates used by us in their application:

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which outlines the four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Subjectivity and uncertainties are inherent in making such judgments that could result in an overstatement or understatement of revenue.

Revenue is recognized pursuant to the terms of each contract on a monthly service fee basis, which varies based on the speed of the customer’s Internet connection and the services ordered by the customer. The monthly fee includes phone line charges, Internet access charges, the cost of any leased equipment installed at the customer's site and fees for the other services we provide, as applicable. Revenue that is billed in advance of the services provided is deferred until the services are rendered. Revenue related to installation charges is also deferred and amortized to revenue over 18 months which is the expected customer relationship period. Related direct costs incurred (up to the amount of deferred revenue) are also deferred and amortized to expense over

(Amounts in Thousands, Except Per Share Amounts)

18 months. Any excess of direct costs over installation charges are charged to expense as incurred. In certain instances, we negotiate credits and allowances for service related matters. We establish a reserve against revenue for credits of this nature based on historical experience. Also, from time to time we offer sales incentives to our customers in the form of rebates toward select installation services and customer premise equipment. We establish a reserve based on historical experience for such estimated rebate costs, with a corresponding reduction to revenue and deferred revenue, as applicable. Establishing such reserves requires subjective judgments and estimates primarily pertaining to the number and amounts of such credits, allowances and rebates. Actual results may differ from our estimates that could result in an overstatement or understatement of revenue.

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

Goodwill and Other Long-Lived Assets

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This statement requires that the amortization of goodwill be discontinued and instead an impairment approach be applied. If impairment exists, under SFAS No. 142, the resulting charge is determined by the recalculation of goodwill through a hypothetical purchase price allocation of the fair value and reducing the current carrying value to the extent it exceeds the recalculated goodwill. The impairment tests were performed initially upon adopting SFAS 142 in 2002 and annually thereafter and were based upon the fair value of reporting units rather than an evaluation of the undiscounted cash flows. We estimated the fair value of the goodwill based on discounted forecasts of future cash flows. There is inherent subjectivity and judgments involved in cash flow analyses such as estimating revenue and cost growth rates, residual or terminal values and discount rates, which can have a significant impact on the amount of any impairment. We recorded an impairment loss on assets held for sale during 2005 (including goodwill recorded on our consolidated financial statements) of $6,033 (discussed below). There was no impairment of goodwill at December 31, 2004 and 2003.

We account for our long-lived assets (excluding goodwill) in accordance with SFAS No. 144, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of,” which requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable such as technological changes or significant increased competition. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets, calculated using a discounted cash flow model. There is inherent subjectivity and judgments involved in cash flow analyses such as estimating revenue and cost growth rates, residual or terminal values and discount rates, which can have a significant impact on the amount of any impairment.

During the third quarter of 2005, we initiated a plan to sell VISI, our wholly-owned, Minnesota-based subsidiary, and solicited and received several offers for its sale. Based on the

(Amounts in Thousands, Except Per Share Amounts)

offers received for the sale of VISI, we determined that the carrying value of VISI of $9,033 exceeded its fair value and, accordingly, recorded an impairment loss of $6,033 against its carrying value. There was no impairment of long-lived assets at December 31, 2004 and 2003.

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

With the acquisition of the NAS assets on January 10, 2003, we acquired a number of end users, some of whom we service indirectly through various ISPs. We sell our services to such ISPs who then resell such services to the end users. We have some increased exposure and concentration of credit risk pertaining to such ISPs. However, no individual customer accounted for more than 5% of revenue for the years ended December 31, 2005, 2004 and 2003 or more than 10% of accounts receivable at December 31, 2005 and 2004.

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

(Amounts in Thousands, Except Per Share Amounts)

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

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which is a revision of Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

The provisions of this statement are effective as of the beginning of the first annual reporting period that begins after June 15, 2005. We are required to adopt SFAS 123R effective as of the beginning of the first quarter of 2006. We are evaluating the requirements of SFAS 123R and have not yet determined our method of adoption or the impact it will have on our financial condition or results of operations.

In December 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment to FASB Statements No 133 and 140,” and in May 2005, the FASB issued SFAS No. 154, “Accounting and Error Corrections - a replacement of APB opinion No. 20 and FASB Statement No. 3.” We are not significantly impacted by these statements and do not expect their implementation to have a material impact on our financial statements.

(Amounts in Thousands, Except Per Share Amounts)

Results of Operations

The following table depicts our results of operations data and the components of net loss as a percentage of revenue:

	December 31,
	2005	2004	2003
Revenue	100.0%	100.0%	100.0%

Operating expenses
Network (a)	71.3%	70.7%	76.6%
Operations (a)	10.5%	13.5%	16.3%
General and administrative (a)	21.1%	18.4%	17.2%
Sales and marketing (a)	1.7%	7.0%	11.8%
Stock compensation	0.0%	0.0%	0.7%
Depreciation and amortization	10.2%	20.4%	24.9%
Total operating expenses	114.8%	129.9%	147.5%

Operating loss	-14.8%	-29.9%	-47.5%

Interest (expense) income	-19.0%	-8.8%	-4.7%
Gain on extinguishment of debt	27.4%	0.0%	5.6%
Other income (expense), net	0.5%	0.2%	-9.4%

Loss from continuing operations before income taxes	-6.0%	-38.5%	-56.0%
Income tax benefit	0.0%	0.1%	0.1%
Loss from continuing operations, net of income taxes	-6.0%	-38.4%	-55.9%

(Loss) income from discontinued operations, net of income taxes	-11.2%	0.2%	0.2%

Net loss	-17.2%	-38.2%	-55.7%

2005 Compared to 2004

Results of Continuing Operations

Revenue. Revenue for the year ended December 31, 2005, decreased by approximately $11,736 (19%) to approximately $49,019, from approximately $60,755 for the year ended December 31, 2004. The decrease in revenue primarily resulted from the decrease in the number

(Amounts in Thousands, Except Per Share Amounts)

of customers subscribing to our services as customer disconnects continued to outpace new customer installations.

There was no revenue attributable to contributions from acquired businesses during 2005 or 2004.

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

Network expenses for the year ended December 31, 2005, decreased by approximately $7,952 (19%) to approximately $34,972 from approximately $42,924 for the year ended December 31, 2004. The decrease resulted primarily from lower telecommunications expenses of approximately $6,518, lower personnel expenses of approximately $665, lower installation subcontractor and outside services expenses of approximately $528, lower customer installation costs of approximately $190 and decreases in other miscellaneous expenses of approximately $51. The decrease in the aforedescribed network expenses was primarily attributable to network cost containment efforts and decreases in customer installations and recurring loop costs associated with lower number of subscriber lines.

Network expenses incurred for certain high capacity loops and transport facilities that we lease from incumbent local exchange carriers that connect to certain of our central offices and our network (collectively, “Unimpaired Facilities”) increased by up to a maximum of 15% commencing on March 11, 2005, as a result of the FCC’s Triennial Review Remand Order issued February 4, 2005 (the “TRRO”). Such increases did not have a material adverse effect on our network expenses for 2005. Under the TRRO, as of March 11, 2006, incumbent local exchange carries are no longer capped by the 15% maximum rate increase for Unimpaired Facilities and these carriers are currently able to charge higher special access or negotiated rates for such facilities. During 2005 and the first quarter of 2006, we engaged in a substantial network re-grooming exercise to, among other things, restructure our network to eliminate our need for or reduce our use of Unimpaired Facilities. Where we continue to have a need for such facilities, we have negotiated special rates. As a result of these efforts, we do not anticipate that we will incur any material increase in network expenses in 2006 associated with our use of Unimpaired Facilities.

Operations Expenses. Our operations expenses include costs related to customer care, customer provisioning, customer billing, customer technical assistance, purchasing, headquarters facilities operations, operating systems maintenance and support and other related overhead expenses.

Operations expenses for the year ended December 31, 2005, decreased by approximately $3,057 (37%) to approximately $5,155 from approximately $8,212 for the year ended December 31, 2004. The decrease in operations expenses was primarily due to decreases in personnel expenses of approximately $1,536, decreases in professional and temporary services expenses of approximately $969, decreases in equipment and software maintenance expenses of approximately $251, lower licenses and fees of approximately $136, decreases in

(Amounts in Thousands, Except Per Share Amounts)

telecommunication expenses of approximately $84, and decreases in miscellaneous expenses of approximately $81.

General and Administrative. Our general and administrative expenses consist primarily of costs relating to human resources, finance, executive, administrative services, recruiting, insurance, public reporting, legal and auditing services, leased office facilities rent and bad debt expenses.

General and administrative expenses for the year ended December 31, 2005, decreased by approximately $825 (7%) to approximately $10,364 from approximately $11,189 for the year ended December 31, 2004. The decrease was primarily due to decreases in professional services costs of approximately $728, decreases in bad debt expenses of approximately $304, decreases in licenses and fees of approximately $113, decreases in taxes of approximately $106 and decreases in miscellaneous expenses of approximately $39, partially offset by higher deferred financing cost amortization of approximately $203, higher payroll costs of approximately $133 and higher facilities costs of approximately $129.

Sales and Marketing. Our sales and marketing expenses consist primarily of expenses for personnel, the development of our brand name, promotional materials, direct mail advertising and sales commissions and incentives.

Sales and marketing expenses of $815 for the year ended December 31, 2005, decreased by approximately $3,428 (81%) from approximately $4,243 for the year ended December 31, 2004. The decrease was primarily attributable to reductions in salaries and benefits including commissions of approximately $2,563, stemming from our reductions in force, lower referral fees and advertising expenses of approximately $780 and lower sundry other expenses of approximately $85.

Stock Compensation. We have incurred non-cash stock compensation expenses as a result of the granting of stock and stock options to employees, directors and members of our former board of advisors with exercise prices per share below the fair values per share of our common stock at the dates of grant. The stock compensation, if vested, was charged immediately to expense, while non-vested compensation was amortized over the vesting period of the applicable options or stock, which was generally 48 months for initial grants and 36 months for subsequent grants. Unvested options for terminated employees are cancelled and the value of such options is recorded as a reduction of deferred compensation with an offset to additional paid-in-capital.

We had no non-cash stock compensation expenses for the years ended December 31, 2005 and 2004. As of December 31, 2005 and 2004, respectively, there were no remaining unamortized balances of stock compensation expenses.

As of December 31, 2005 and 2004, options to purchase 32,771,902 and 40,651,934 shares of common stock, respectively, were outstanding, which were exercisable at weighted average exercise prices of $0.48 and $0.70 per share, respectively.

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

(Amounts in Thousands, Except Per Share Amounts)

Depreciation and amortization for the year ended December 31, 2005, was approximately $4,990 or approximately $7,380 (60%) lower than depreciation and amortization for the year ended December 31, 2004, of approximately $12,370. The decrease was primarily attributable to certain intangible and fixed assets having become fully depreciated and amortized during 2005 combined with minimal capital expenditures over the last several years.

Our identified intangible assets (excluding goodwill) consist solely of customer lists, which are amortized over two years. Amortization of intangible assets for the years ended December 31, 2005 and 2004 was approximately $47 and $941, respectively. Accumulated amortization of customer lists as of December 31, 2005 and 2004 was approximately $15,483 and $15,437, respectively. Customer lists were fully amortized at December 31, 2005.

Depreciation pertaining to network assets was approximately $4,548 and $10,480 for the years ended December 31, 2005 and 2004, respectively. Depreciation and amortization pertaining to general and administrative assets was approximately $442 and $1,890 for the years ended December 31, 2005 and 2004, respectively.

Interest Income (Expense), Net. For the year ended December 31, 2005, net interest expense of approximately $9,322 consisted of approximately $9,547 in interest expense, partially offset by approximately $225 in interest income. Interest expense during 2005, of $9,547 compared to interest expense of $5,474 in 2004 increased by approximately $4,073 (74%) and was primarily attributable to the (i) amortization of debt discount of approximately $3,104 related to warrants issued as part of our July 2003 note and warrant financing, (ii) increased amortization of debt discount related to derivatives issued under our October 2004 convertible note and warrant financing of approximately $197, and approximately $232 of interest expense pertaining to notes issued in connection with that transaction, (iii) and approximately $236 of interest expense and $371 amortization of debt discount related to notes issued with our November 2, 2005 debt financing (further discussed below), partially offset by lower interest expense of approximately $59 related our July 2003 note and warrant financing and lower interest expense pertaining to capital leases of approximately $9. Interest Income during 2005 was approximately $225 compared to approximately $111 for 2004. The increase in interest income of approximately $114 was primarily due to higher average cash balances during 2005.

Gain on Extinguishment of Debt. On November 3, 2005, we used $5,500 of the proceeds of the first closing of the DunKnight Telecommunications Partners LLC debenture financing (discussed below under “Liquidity and Capital Resources”) to eliminate, at a substantial discount, $30,870 (inclusive of accrued but unpaid interest) in senior secured debt due July 6, 2006, originally issued to Deutsche Bank AG London, acting through DB Advisors LLC as Investment Agent (“Deutsche Bank”), and VantagePoint Venture Partners III (Q), L.P., VantagePoint Venture Partners III, L.P., VantagePoint Communications Partners, L.P. and VantagePoint Venture Partners 1996, L.P. (collectively, “VantagePoint” and, together with Deutsche Bank, the “2003 Investors”) on July 18, 2003; cancel all outstanding shares of our Series Z Preferred Stock previously issued to VantagePoint that carried a liquidation preference of $15,680; and cancel warrants to purchase approximately 190,890,621 shares of our common stock previously issued to the 2003 Investors.

The above described transaction constituted a troubled debt restructuring in accordance with the guidance of SFAS 15, as concessions were granted by the 2003 Investors for economic reasons related to our financial difficulties that they would not otherwise have considered. The 2003 Investors, as debt holders, expected to obtain more cash and an increased probability of

(Amounts in Thousands, Except Per Share Amounts)

receiving such cash by granting the concessions as opposed to refusing to grant such concessions.

As a result of the above described troubled debt restructuring, we recorded a gain on the extinguishment of debt in the measurement of net income as follows:

Face value of notes	$30,000
Accrued Interest at November 2, 2005	870
Subtotal	30,870
Debt discount balance at November 2, 2005	(11,785)
Notes, net of discount	19,085
Debt pay-off amount	(5,500)
Subtotal	13,585
Unamortized balance of deferred financing costs	(142)
Professional fees to negotiate debt pay-off	(25)
Gain on extinguishment of debt	$13,418

When calculating the gain on debt extinguishment, we did not allocate any portion of the settlement payments to the cancelled warrants or the carrying value of the Series Z preferred stock because the realizable value of those instruments in a potential bankruptcy scenario would have been de minimus. We also recognized a $2,630 positive adjustment included in net loss applicable to common stockholders, resulting from cancellation of the Series Z preferred stock, whereby the carrying value of the Series Z preferred stock was eliminated by an increase to additional paid-in capital.

Other Income (Expense), Net. Other income (expense), net of approximately $245 for the year ended December 31, 2005, was comprised of income principally related to mark to market adjustments reflecting a decrease in the fair value of our financial instrument derivatives. Other income (expense), net, of approximately $135 for the year ended December 31, 2004, included approximately $190 of miscellaneous income, partially offset by approximately $55 of expense related to mark to market adjustments reflecting an increase in the fair value of our financial instrument derivatives.

Restructuring and Impairment Charges. There were no increases to restructuring reserves during the year ended December 31, 2005 or 2004. During the year ended December 31, 2004, we charged approximately $540 against our restructuring reserves related to facilities expense associated with our vacated office space in Santa Cruz, California. The lease on that facility expired in December of 2004 and our restructuring reserve balance was $0 at December 31, 2004.

Income tax benefit. Income tax benefit was approximately $0 and $62 for the years ended December 31, 2005 and 2004, respectively.

Loss from Continuing Operations, Net of Income Taxes. For reasons explained above, loss from continuing operations, net of income taxes of approximately $2,936 for the year ended December 31, 2005 decreased by approximately $20,413 (87%) from $23,349 for the year ended December 31, 2004.

(Amounts in Thousands, Except Per Share Amounts)

Discontinued Operations

We sold VISI on December 7, 2005 (as described above). As a result, we have reclassified VISI’s operations as discontinued operations and, accordingly, have segregated the assets, liabilities, revenue and expenses of the discontinued operations in our Consolidated Balance Sheets, Statements of Operations and notes thereto. Cash flows pertaining to discontinued operations are not disclosed separately in the Consolidated Statements of Cash Flows. Cash balances which were expected to be sold with the discontinued operations of $50 are included in assets of discontinued operations on the December 31, 2004 Consolidated Balance Sheet.

Assets and liabilities of discontinued operations at December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
Assets of discontinued operations:
Cash	$—	$50
Accounts receivable, net	—	412
Other current assets	—	209
Fixed assets, net	—	1,041
Other assets	—	8
Goodwill, net	—	8,482
Total	$—	$10,202

Liabilities of discontinued operations:
Accounts payable	$—	$231
Accrued salaries	—	73
Other current liabilities	—	65
Deferred revenue	—	518
Total	$—	$887

(Amounts in Thousands, Except Per Share Amounts)

Summary results of discontinued operations for the years ended December 31, 2005 compared to 2004 are as follows:

	Years Ended December 31,
	2005	2004
Revenue	$6,336	$7,695
Operating expenses	6,142	7,513
Income from discontinued operations	194	182
Impairment loss	(6,033)	-
Gain on sale	341	-
(Loss) income from discontinued operations before income taxes	(5,498)	182
Income taxes	-	(62)
(Loss) income from discontinued operations, net of income taxes	$(5,498)	$120
Per share, basic and diluted	$(0.02)	nil

2004 Compared to 2003

Continuing Operations

Revenue.  Revenue for the year ended December 31, 2004, decreased by approximately $2,020 (3%) to approximately $60,755, from approximately $62,775 for the year ended December 31, 2003. The decrease in revenue primarily resulted from the decrease in the number of customers subscribing to our services as customer disconnects continued to outpace new customer installations.

The revenue attributable to contributions from acquired businesses was $0, and $23,013 for the years ended December 31, 2004 and 2003, respectively.

Network Expenses.  Network expenses for the year ended December 31, 2004, decreased by approximately $5,137 (11%) to approximately $42,924 from approximately $48,061 for the year ended December 31, 2003. The decrease resulted primarily from lower telecommunications expenses of approximately $4,916, lower installation subcontractor and outside services expenses of approximately $667, lower personnel expenses of approximately $243 and decreases in enhanced email and web hosting service expenses of approximately $134, partially offset by increases in other installation costs of approximately $823. The decrease in the aforedescribed network expenses was primarily attributable to savings resulting from the closure of certain duplicative central office locations that were acquired with the NAS acquisition and other network cost containment efforts and decreases in recurring loop costs associated with lower number of subscriber lines.

Operations Expenses.  Operations expenses for the year ended December 31, 2004, decreased by approximately $1,990 (20%) to approximately $8,212 from approximately $10,202 for the year ended December 31, 2003. The decrease in operations expenses was primarily due to

(Amounts in Thousands, Except Per Share Amounts)

decreases in personnel expenses of approximately $1,143, lower licenses and fees of approximately $363, decreases in professional services expenses of approximately $331, decreases in telecommunication expenses of approximately $146, and decreases in office expenses of approximately $90, partially offset by increases in miscellaneous expenses of approximately $83.

General and Administrative Expenses.  General and administrative expenses for the year ended December 31, 2004, increased by approximately $369 (3%) to approximately $11,189 from approximately $10,820 for the year ended December 31, 2003. The increase was primarily due to increases in professional services costs of approximately $1,318 and miscellaneous increases of approximately $53, partially offset by lower bad debt expenses of approximately $847 and lower facilities costs of approximately $155.

Sales and Marketing Expenses.  Sales and marketing expenses of $4,243 for the year ended December 31, 2004, decreased by approximately $3,183 (43%) from approximately $7,426 for the year ended December 31, 2003. The decrease was primarily attributable to reductions in salaries and benefits (including commissions of approximately $2,458) stemming from our reductions in force, lower advertising expenses of approximately $626 and sundry other expenses of approximately $99.

Stock Compensation Expenses.  Non-cash stock compensation expenses were approximately $0 and $438 for the years ended December 31, 2004 and 2003. As of December 31, 2004 and 2003, respectively, there were no remaining unamortized balances of stock compensation expenses.

Depreciation and Amortization.  Depreciation and amortization for the year ended December 31, 2004, was approximately $12,370 or $3,275 (21%) lower than depreciation and amortization for the year ended December 31, 2003, of approximately $15,645. The decrease was primarily attributable to certain intangible and fixed assets having become fully depreciated and amortized during 2004 combined with minimal capital expenditures over the last several years.

Our identified intangible assets (excluding goodwill) consist solely of customer lists, which are amortized over two years. Amortization of intangible assets for the years ended December 31, 2004 and 2003 was approximately $941 and $2,756, respectively. Accumulated amortization of customer lists as of December 31, 2004 and 2003 was approximately $15,437 and $14,496, respectively.

Depreciation pertaining to network assets was approximately $10,480 and $11,586 for the years ended December 31, 2004 and 2003, respectively. Depreciation and amortization pertaining to general and administrative assets was approximately $1,890 and $4,059 for the years ended December 31, 2004 and 2003, respectively.

Interest Income (Expense), Net.  For the year ended December 31, 2004, net interest expense of approximately $5,363 consisted of approximately $5,474 in interest expense, partially offset by approximately $111 of interest income. The increase in interest expense during 2004 of approximately $2,392 (78%) was primarily due to the non-cash amortization of debt discount of approximately $3,748 related to warrants issued as part of our July 2003 note and warrant financing and derivatives issued under our October 2004 convertible note and warrant financing and $279 of interest expense pertaining to notes issued in connection with those transactions, partially offset by lower interest expense of approximately $909 pertaining to non-cash interest expense related to warrants issued during 2003 in consideration for loan guarantees under our

(Amounts in Thousands, Except Per Share Amounts)

Reimbursement Agreement (as defined and discussed below), approximately $318 of lower interest pertaining to the note we issued to NAS in connection with our purchase of the NAS assets which was pre-paid in 2003, and approximately $408 of lower other interest expense primarily due to lower capital lease balances. The decrease in interest income of approximately $39 was primarily due to lower cash balances during 2004.

Gain on Extinguishment of Debt. Gain on extinguishment of debt was approximately $0 and $3,500 for the years ended December 31, 2004 and 2003, respectively. The 2003 gain resulted from a $1,500 settlement of a $5,000 note payable to NAS.

Other (Expense) Income, Net. For the year ended December 31, 2004, net other income of $135, included $190 in miscellaneous income, partially offset by $55 representing an increase in the fair value of derivatives. For the year ended December 31, 2003, net other expense of approximately $5,930 included expenses that were primarily attributable to the loss on the sale of assets of approximately $115, the write-off of approximately $184 in unamortized loan origination fees and approximately $5,747 of unamortized deferred non-cash financing costs which related to warrants issued in consideration for loan guarantees under our Reimbursement Agreement (discussed below). These items were written-off as a result of the loan repayment and cancellation of the Credit Agreement (as defined and discussed below) and the Reimbursement Agreement subsequent to our $30,000 note and warrant financing on July 18, 2003. These write-offs were partially offset by miscellaneous income of approximately $116.

Restructuring and Impairment Charges. During the year ended December 31, 2004, we charged approximately $540 against our restructuring reserve related to facilities expense associated with our vacated office space in Santa Cruz, California. The lease on that facility expired in December of 2004 and our restructuring reserve balance was $0 at December 31, 2004. During the year ended December 31, 2003, we increased our reserve for vacated facilities by approximately $252 as a sublet tenant vacated our Santa Cruz facility and we did not anticipate any additional sublets. We also charged approximately $647 against our restructuring reserves; of which, approximately $315 related to payment of certain termination fees associated with the closure of certain central offices during 2001, and approximately $332 related to facilities expense associated with our vacated office space in Santa Cruz, California. At December 31, 2003, the remaining restructuring reserve balance for our leased Santa Cruz facility of approximately $540 was included in our accrued liabilities.

(Amounts in Thousands, Except Per Share Amounts)

The following table summarizes the additions and charges to the restructuring reserve from December 2002 through December 2004, and the remaining reserve balance at December 31, 2004:

	Facility Leases	Central Office Term. Fees	Total
Reserve balance at Dec. 31, 2002	$620	$315	$935

Additions to the reserve	252	—	252

Charges to the reserve	(332)	(315)	(647)
Reserve balance at Dec. 31, 2003	540	—	540

Charges to the reserve	(540)	—	(540)

Reserve balance at Dec. 31, 2004	$—	$—	$—

Income tax benefit. Income tax benefit was approximately $62 and $62 for the years ended December 31, 2004 and 2003, respectively.

Loss from Continuing Operations, Net of Income Taxes. For reasons explained above, loss from continuing operations, net of income taxes of approximately $23,349 for the year ended December 31, 2004 decreased by approximately $11,769 (33%) from $35,118 for the year ended December 31, 2004.

Discontinued Operations

Summary results of discontinued operations for the years ended December 31, 2004 compared to 2003 are as follows:

(Amounts in Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2004	2003
Revenue	$7,695	$8,558
Operating expenses	7,513	8,375
Income from discontinued Operations before income taxes	182	183
Income taxes	(62)	(62)
Income from discontinued operations, net of income taxes	$120	$121
Per share, basic and diluted	nil	nil

Liquidity and Capital Resources

We have financed our capital expenditures, acquisitions and operations primarily with the proceeds from the sale of stock and from borrowings, including equipment lease financings. As of December 31, 2005, we had cash and cash equivalents of approximately $8,765 and negative working capital of approximately $3,824. Working capital has been negatively impacted by our secured debt of approximately $10,289 at December, 31, 2005, net of discounts, which matures during the third quarter of 2006. On February 1, 2006, we incurred $5,000 of additional secured debt in connection with the second closing of our financing transaction with DunKnight Telecommunications Partners LLC and its co-investor, which also matures during the third quarter of 2006.

Discontinued Operations:

Cash provided to us from discontinued operations (included in the consolidated cash flow discussions below) were comprised as follows:

	Year Ended December 31,
	2005	2004	2003
Cash provided by operating activities	$768	$940	$949
Cash used in investing activities -
purchases of property and equipment	(268)	(201)	(511)
Cash used in financing activities -
principal payments on capital leases	—	(13)	(15)
Net Cash provided to Parent Company	$500	$726	$423

Cash Provided By Financing Activities. Net cash provided by financing activities in the years ended December 31, 2005, 2004 and 2003, was approximately $328, $3,919 and $27,311, respectively. For 2005, this cash was provided from the initial $6,000 proceeds from our debt restructuring financing which occurred in November of 2005 (discussed below) and $93 of proceeds from an equipment lease. We used $5,500 of the initial $6,000 proceeds from this financing to extinguish, at a substantial discount, approximately $30,870 (including accrued but

(Amounts in Thousands, Except Per Share Amounts)

unpaid interest) in senior secured debt due July 6, 2006, and cancel all outstanding shares of our Series Z preferred stock that carried a liquidation preference of $15,680 and cancel warrants to purchase approximately 190,890,621 shares of our common stock. We also repaid approximately $177 principal of our $4,250 secured convertible note and approximately $88 principal on our equipment lease. For 2004, this cash was provided primarily from the sale of a secured convertible note issued together with warrants to purchase our common stock. For 2003, this cash was provided primarily from the sale of our senior secured notes and warrants issued in accordance with the Note and Warrant Purchase Agreement we entered into in July, 2003 with the 2003 Investors (the “Note and Warrant Purchase Agreement”). We have used, and intend to continue using, the proceeds from these financings primarily to implement our business plan and for working capital and general corporate purposes. We have also used a portion of these proceeds to acquire complementary businesses or assets. From time to time we have entered into equipment lease financing arrangements with vendors. In the aggregate, there was approximately $54 and $50 outstanding under capital lease obligations at December 31, 2005 and 2004, respectively.

Details of Cash Provided by Financing Activities.

2005 Financing Activities. On November 2, 2005, pursuant to the terms of a Securities Purchase Agreement dated such date between DunKnight Telecom Partners LLC (“DunKnight”) and the Company (as amended on January 3, 2006, the “DunKnight Purchase Agreement”), we consummated a private placement to DunKnight of 18% Secured Debentures, at a discount to their face principal amount, due September 4, 2006 (the “Debentures”). Pursuant to the terms of the DunKnight Purchase Agreement, as described in more detail below, we borrowed an aggregate of $10,000 in exchange for our issuance of an aggregate $13,000 in face principal amount of Debentures.

At the first closing under the DunKnight Purchase Agreement on November 2, 2005, we issued a $8,000 face principal amount Debenture to DunKnight and received $6,000 in gross cash proceeds. At the second closing on February 1, 2006, we issued an additional $5,000 in face principal amount of Debentures to DunKnight and its co-investor (Knight Vision Foundation) and received an additional $4,000 in gross cash proceeds. Each Debenture matures on September 4, 2006 and carries an annual interest rate of 18%, payable monthly in arrears in cash based on the face principal amount of the Debenture. Interest is based on a 360-day year and the actual number of days elapsed. The monthly cash requirements in respect of interest payments are approximately $120 following the first closing, commencing on December 1, 2005, and an additional $75 following the second closing, commencing on March 1, 2006, for an aggregate approximate $195 per month. Overdue interest is subject to an additional annual interest rate of 10.5% and, upon an event of default, the interest rate will increase by an additional 10.5%. Upon the occurrence of an event of default, DunKnight may declare all amounts under the Debentures immediately due and payable in cash and, in such event, we would be required to pay 112% of the principal amount of the Debentures, plus all accrued and unpaid interest and any unpaid penalties or late fees. We may prepay the entire principal amount due under the Debentures at any time without any additional premium or penalty.

We recorded the $2,000 discount between the $6,000 cash received and the $8,000 face principal of the first closing as a debt discount which is being amortized to interest expense over the term of the Debenture, using the effective interest method. We amortized $371 of this discount to interest expense in 2005.

Pursuant to the terms of that certain Implementation Agreement dated November 2, 2005,

(Amounts in Thousands, Except Per Share Amounts)

among us and the 2003 Investors (the “Implementation Agreement”), on November 3, 2005, we used $5,500 of the proceeds of the first closing of the DunKnight Debenture financing to eliminate, at a substantial discount, $30,870 (inclusive of accrued but unpaid interest) in senior secured debt due July 6, 2006 originally issued to the 2003 Investors on July 18, 2003; cancel all outstanding shares of our Series Z preferred stock previously issued to VantagePoint that carried a liquidation preference of $15,680; and cancel warrants to purchase approximately 190,890,621 shares of our common stock previously issued to or held by the 2003 Investors. In addition, the Implementation Agreement terminated, subject to exceptions for certain limited surviving provisions, all previously existing agreements under which the 2003 Investors and their affiliates had imposed numerous financial, operational, and other contractual obligations on us.

As a result of the above described debt financing (which qualifies as a troubled debt restructuring in accordance with the guidance of SFAS 15, as concessions were granted by the 2003 Investors for economic reasons related to our financial difficulties that they would not otherwise have considered), we recorded a gain on the extinguishment of debt in the measurement of net income as follows:

Face value of notes	$30,000
Accrued Interest at November 2, 2005	870
Subtotal	30,870
Debt discount balance at November 2, 2005	(11,785)
Notes, net of discount	19,085
Debt pay-off amount	(5,500)
Subtotal	13,585
Unamortized balance of deferred financing costs	(142)
Professional fees to negotiate debt pay-off	(25)
Gain on extinguishment of debt	$13,418

When calculating the gain on debt extinguishment, we did not allocate any portion of the settlement payments to the cancelled warrants or the carrying value of the Series Z preferred stock because the realizable value of those instruments in a bankruptcy scenario would have been de minimus. We recognized a $2,630 positive adjustment included in net loss applicable to common stockholders, resulting from cancellation of the Series Z preferred stock, whereby the carrying value of the Series Z preferred stock was eliminated by an increase to additional paid-in capital.

2004 Financing Activities. On October 7, 2004, we closed a financing transaction with Laurus Master Fund, Ltd. (“Laurus”), pursuant to which we sold to Laurus convertible notes and a warrant to purchase our common stock. The securities issued to Laurus were a $4,250 Secured Convertible Minimum Borrowing Note (the “MB Note”), a $750 Secured Revolving Note (the “Revolving Note” and, together with the MB Note, the “Laurus Notes”), and a Common Stock Purchase Warrant to purchase 1,143,000 shares of our common stock (the “Laurus Warrant”). As part of the financing transaction with Laurus, we paid Laurus a closing fee of $163. Our obligations under the Laurus Notes are secured by a security interest and first priority lien on certain of our trade accounts receivable. As of December 31, 2005, our outstanding principal debt to Laurus under the MB Note and the Revolving Note, respectively, was $4,073 and $0.

(Amounts in Thousands, Except Per Share Amounts)

We and Laurus placed the transactions and funds into escrow on August 31, 2004, pending our procurement of a waiver of certain rights of the 2003 Investors, represented by Deutsche Bank Trust Company Americas (“DBTCA”), and agreement from the 2003 Investors to subordinate their lien on our trade accounts receivable to the lien granted to Laurus. On October 7, 2004, we reached agreement with Laurus and the 2003 Investors on subordination terms and the initial financing proceeds of $4,250 were released from escrow, of which $4,024 were deposited into a Company account with DBTCA. Our withdrawal and use of such deposited financing proceeds were subject to the prior approval of DB Advisors, LLC, as advisor to Deutsche Bank, and DBTCA, which approvals we obtained in March of 2005.

The Laurus Notes mature on August 1, 2006. Annual interest on the Laurus Notes is equal to the prime rate published in The Wall Street Journal from time to time, plus two percent, provided, that, such annual rate of interest on the Laurus Notes may not be less than six percent or more than seven percent. Notwithstanding the six percent interest rate floor, the interest rate on the Laurus Notes will be decreased two percent per annum for each 25% increase in the price of our common stock above $0.28 per share, if, at that time, we have on file with the SEC a registration statement for the shares of common stock issued or issuable upon conversion of the MB Note and upon exercise of the Laurus Warrant and, if not, the interest rate will be decreased one percent per annum for each 25% increase in the price of our common stock above $0.28 per share. Any change in the interest rate on the Laurus Notes will be determined on a monthly basis. In no event will the interest rate on the Laurus Notes be less than 0.00%. Interest on the Laurus Notes is payable monthly in arrears on the first day of each month during the term of the Laurus Notes. As of December 31, 2005 the interest rate on the Laurus Notes was 7%.

The initial fixed conversion price under the Laurus Notes is $0.28 per share. The initial conversion price and the number of shares of our common stock issuable upon conversion of each of the Laurus Notes are subject to adjustment in the event that we reclassify, subdivide or combine our outstanding shares of common stock or issue additional shares of our common stock as a dividend on our outstanding shares of common stock. The fixed conversion price is subject to anti-dilution protection adjustments, on a weighted average basis, upon our issuance of additional shares of common stock at a price that is less than the then current fixed conversion price. Subject to certain limitations, Laurus may, at any time, convert the outstanding indebtedness of each of the Laurus Notes into shares of our common stock at the then applicable conversion price. Subject to certain trading volume and other limitations, the MB Note will automatically convert at the then applicable conversion price into shares of our common stock if, at any time while an effective registration statement under the Securities Act of 1933, as amended, for the resale of our common stock underlying the MB Note and Laurus Warrant is outstanding, the average closing price of our common stock for ten consecutive trading days is at least $0.31, subject to certain adjustments. The Revolving Note is potentially convertible into more than $750 worth of our common stock, depending upon the amount of aggregate borrowings by us under the Revolving Note and the amount of conversions by Laurus.

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

In exchange for agreement by the 2003 Investors to subordinate to Laurus their prior lien

(Amounts in Thousands, Except Per Share Amounts)

on certain of our accounts receivable, we issued warrants to the 2003 Investors (the “2004 Warrants”), allocated ratably in accordance with their interests in our July 2003 note and warrant financing, to purchase up to an aggregate of 19,143,000 shares of our common stock. The 2004 Warrants were approved by our stockholders on February 9, 2005; were to expire on July 18, 2006; and were exercisable solely in the event of a change of control of the Company where the price paid per share of common stock or the value per share of common stock retained by our common stockholders in any such change of control was less than the then current per share exercise price of the warrants issued to the 2003 Investors. We determined that the fair value of the 2004 Warrants was not material and accordingly no modification to the July 18, 2003 note and warrant transaction was required. On November 3, 2005, the 2004 Warrants were cancelled pursuant to the terms of the Implementation Agreement.

We determined, in accordance with the guidance of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” that the following derivatives resulted from the Laurus financing transaction described above: (i) the conversion option of the MB Note, and (ii) the 1,321,571 warrants issued to Laurus and TN Capital. Accordingly, we recorded the fair value of these derivatives approximating $231 as a debt discount and a non-current liability on our consolidated balance sheet. The note discount is being amortized to interest expense using the “Effective Interest Method” of amortization over the 22 month term of the MB Note. For the years ended December 31, 2005 and 2004, approximately $125 and $27, respectively, of this note discount was amortized to interest expense. Also, at December 31, 2005, the value of the derivatives was decreased by approximately $243 to the then current fair value of approximately $43 with a corresponding credit to other income. At December 31, 2004, the value of the derivatives was increased by approximately $55 to the then current fair value of approximately $286 with a corresponding charge to other expense. We will continue to mark these derivatives to market on a quarterly basis. Also, on December 31, 2005, our borrowing base calculation based on eligible accounts receivable balances fell below the note balance and accordingly we paid down approximately $177 of the MB Note principal, leaving a MB Note principal balance of approximately $4,073.

2002 and 2003 Financing Activities. We entered into a Revolving Credit and Term Loan Agreement, dated as of December 13, 2002 (the “Credit Agreement”), with a commercial bank providing for a revolving line of credit of up to $15,000.  Interest on borrowings under the Credit Agreement was payable at 0.5% percent above the Federal Funds Effective Rate. Our ability to borrow amounts available under the Credit Agreement was subject to the bank’s receipt of a like amount of guarantees from certain of our investors and/or other guarantors. On February 3, 2003, we borrowed $6,100 under the Credit Agreement. As of March 5, 2003, certain of our investors had guaranteed $9,100 under the Credit Agreement. On July 18, 2003, we repaid the $6,100 outstanding balance plus accrued interest, and terminated the Credit Agreement. We wrote off approximately $184 of the related unamortized balance of loan origination fees.

We entered into a Reimbursement Agreement, dated as of December 27, 2002 (the “Reimbursement Agreement”), with VantagePoint Venture Partners III (Q), L.P. (“VP”), as agent and guarantor, and Columbia Capital Equity Partners (together with its co-guarantors, “Columbia”) and other holders of our Series X preferred stock and Series Y preferred stock or their affiliates (the “Guarantors”), and a related Security Agreement. Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, VP and Columbia issued guarantees in an aggregate amount of $6,100 to support certain of our obligations under the Credit Agreement. On July 18, 2003, in connection with the termination of the Credit Agreement, the guarantees, the Reimbursement Agreement and the related Security Agreement were terminated.

(Amounts in Thousands, Except Per Share Amounts)

Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, we issued warrants to purchase 12,013,893 shares of our common stock to VP and certain of its affiliates and Columbia, in consideration for their guarantees aggregating $6,100. All such warrants had a ten year life and an exercise price of $0.50 per share.  On March 26, 2003, we issued additional warrants, exercisable for ten years, to purchase a total of 936,107 shares of our common stock at $0.50 per share, to VP and certain of its affiliates and Columbia, bringing the total number of warrants issued in connection with the Reimbursement Agreement to 12,950,000. All of the foregoing warrants held by Columbia were either exercised or transferred to VP and its affiliates. On November 3, 2005, all of the warrants held by VP and its affiliates were cancelled pursuant to the terms of that certain Implementation Agreement with the 2003 Investors.

On February 3, 2003, we borrowed $6,100 under the Credit Agreement and the Guarantors’ guarantees of the subject loan became effective. On February 3, 2003, we valued the 12,950,000 warrants at $0.514 each with a total value of approximately $6,656. The valuation was performed using a Black-Scholes valuation model with the following assumptions: (i) a risk free interest rate of 4.01% (ten-year Treasury rate), (ii) a zero dividend yield, (iii) a ten year expected life, (iv) an expected volatility of 153%, (v) an option exercise price of $0.50 per share and (vi) a current market price of $0.52 per share (the closing price of our common stock on February 3, 2003). Since the warrants were issued in consideration for loan guarantees, which enabled us to secure financing at below market interest rates, we recorded their value as a deferred debt financing cost to be amortized to interest expense over the term of the loan (approximately 57 months) using the “Effective Interest Method” of amortization. On July 18, 2003, we repaid our outstanding loan balance that was secured by these loan guarantees, and terminated the Credit Agreement. Accordingly, we wrote-off approximately $5,747 of the related unamortized balance of deferred financing costs to other expense. For the year ended December 31, 2003, expense relating to amortized deferred financing costs approximated $909.

On March 5, 2003, we and VP entered into Amendment No. 1 to the Reimbursement Agreement, pursuant to which VP increased its guarantee by $3,000, bringing the aggregate guarantees by all Guarantors under the Reimbursement Agreement, as amended, to $9,100. As consideration for VP’s increased guarantee, if we closed an equity financing on or before December 3, 2003, we were authorized to issue VP and certain of its affiliates additional warrants to purchase the type of equity securities issued by us in such equity financing. The number of such additional warrants would be determined by dividing the per share price of such equity securities into a thousand dollars. Accordingly, since we closed a financing on July 18, 2003, we issued to VP and certain of its affiliates in December 2003, additional warrants with a three-year life to purchase 2,260,909 shares of our common stock at a per share price of $0.4423. On November 3, 2005, all of these warrants were cancelled pursuant to the terms of the Implementation Agreement with the 2003 Investors.

On July 18, 2003, we entered into the Note and Warrant Purchase Agreement with the 2003 Investors relating to the sale and purchase of an aggregate of (i) $30,000 in senior secured promissory notes (the “Notes”) and (ii) warrants to purchase 157,894,737 shares of our common stock for a period of three years at an exercise price of $0.38 per share (the “2003 Warrants”). The aggregate purchase price for the Notes and 2003 Warrants was $30,000.

Subject to the terms and conditions of the Note and Warrant Purchase Agreement, we issued an aggregate of $30,000 in principal amount of Notes to the 2003 Investors on July 18, 2003. Principal on the Notes was payable in a single payment on July 18, 2006. The Notes provided for an annual interest rate of 1.23%, payable in cash, quarterly in arrears commencing

(Amounts in Thousands, Except Per Share Amounts)

on October 31, 2003, unless we were to elect to capitalize such interest and pay it together with the principal amount of the Notes at maturity on July 18, 2006. Pursuant to that certain Security Agreement entered into by and among the applicable parties in connection with the Note and Warrant Purchase Agreement, our obligations under the Notes were secured by a security interest in a majority of our personal property and assets and certain of our subsidiaries. The terms of the Notes also contained provisions that limited our ability to incur additional indebtedness and place other restrictions on our business. Prior to the due date of the first interest payment, we elected to defer all interest payments on the Notes until further notice. Interest expense accrued on the Notes for the years ended December 31, 2005, 2004 and 2003, approximated $320, $379 and $171, respectively.

Subject to the terms and conditions of the Note and Warrant Purchase Agreement, we issued a warrant to purchase 12,950,000 shares of our common stock to Deutsche Bank on or about August 12, 2003. We issued the remaining 2003 Warrants to purchase an aggregate of 144,944,737 shares of our common stock to Deutsche Bank (105,471,053 shares) and VantagePoint (39,473,684 shares) on or about December 9, 2003. On November 3, 2005, the Notes and the 2003 Warrants were cancelled pursuant to the terms of the Implementation Agreement with the 2003 Investors.

On July 18, 2003, we recorded the note and warrant transactions in accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock purchase Warrants,” whereby a fair value was ascribed to the 157,894,737 2003 Warrants to be issued to the 2003 Investors (related to the Note and Warrant Purchase Agreement) together with the 2,260,909 warrants to be issued to VP and certain of its affiliates (related to VP’s increased guarantee under Amendment No. 1 to the Reimbursement Agreement) using a Black-Scholes valuation model with the following assumptions: (i) a risk free interest rate of 2.24% (three-year Treasury rate), (ii) a zero dividend yield, (iii) a three-year life, (iv) an expected volatility of 152%, (v) a warrant option price of $0.38 per share for the 157,894,737 2003 Warrants and $0.4423 per share for the 2,260,909 warrants, and (vi) a current market price of $0.83 per share (the closing price of our common stock on July 18, 2003). A fair value was ascribed to the $30,000 Notes using a present value method with a 19% discount rate. The relative fair value of the warrants representing 87% of the combined fair value of the warrants and Notes was applied to the $30,000 proceeds to determine a note discount of approximately $26,063, which was recorded as a reduction to the Notes payable and an increase to additional paid in capital. The note discount was being amortized to interest expense using the “Effective Interest Method” over the 36 month term of the Notes. For the years ended December 31, 2005, 2004 and 2003, approximately $8,058, $4,954 and $1,266, respectively, of the note discount had been amortized to interest expense.

Also, on July 18, 2003, in connection with the Note and Warrant Purchase Agreement, we, the 2003 Investors and certain of our stockholders entered an Amended and Restated Stockholders Agreement (the “Amended and Restated Stockholders Agreement”), which provided for rights relating to election of directors, the registration of our common stock and certain protective provisions. On November 3, 2005, the Amended and Restated Stockholders Agreement was cancelled and terminated pursuant to the terms of the Implementation Agreement with the 2003 Investors.

As part of the agreements negotiated in conjunction with our $30,000 financing on July 18, 2003, we and holders of a majority of the Series X preferred stock and Series Y preferred stock agreed to extend the redemption dates of the Series X preferred stock and Series Y preferred stock from January 1, 2005 to July 18, 2006. Also, as a result of this financing

(Amounts in Thousands, Except Per Share Amounts)

transaction, in accordance with the terms of the Series Y preferred stock, the Series Y preferred stock conversion price was adjusted from $0.50 per share (each Series Y preferred share was convertible into 2,000 shares of common stock) to $0.4423 per share (each Series Y preferred share became convertible into approximately 2,260.9 shares of common stock).

A portion of the proceeds from the sale of the 2003 Notes and Warrants was used by us to pre-pay approximately $10,200 for the complete repayment of approximately $14,600 of our debt and lease obligations.

The following table depicts our outstanding debt balances at December 31, 2005 and 2004:

	December 31,
	2005	2004

DunKnight secured debentures	$8,000	$—
Unamortized debt discount	(1,628)	—
Subtotal	6,372	—

Deutsche Bank/VantagePoint secured notes	—	30,000
Accrued interest	—	550
Unamortized debt discount	—	(19,843)
Subtotal	—	10,707

Laurus secured convertible note	4,073	4,250
Unamortized debt discount - derivatives	(79)	(204)
Unamortized debt discount - closing fees	(77)	(209)
Subtotal	3,917	3,837

Total debt, net of discount	10,289	14,544
Less current portion	(10,289)	—
Non-current portion	$—	$14,544

Cash Used In Operating Activities. In 2005, 2004 and 2003, net cash used in our operating activities was approximately $3,904, $7,541 and $13,715, respectively. Net cash used in operating activities of $3,904 in 2005, decreased by $3,637 (48%) from $7,541 in 2004. The improvement in net cash used for operating activities was attributable to lower net loss of approximately $14,795 primarily due to reduced operating expenses resulting from our reductions in force during 2004 and other cost containment efforts, partially offset by net lower non-cash items of approximately $11,955, including: depreciation and amortization, provisions for bad debt expense, sales credits and allowances, stock compensation, impairment charge on discontinued operations, amortization of debt issuance costs, amortization of debt discount and gain on extinguishment of debt. Also contributing to the improved operating cash flow were a higher reduction in accounts receivable of approximately $269, a net decrease in prepaid and other assets of approximately $919, partially offset by lower net accounts payable, accrued expenses and deferred revenue of approximately $93. Net cash used in operating activities of $7,541 in 2004 decreased by $6,174 (45%) from $13,715 in 2003. The improvement in net cash used for operating activities was primarily due to lower net loss of approximately $11,768 primarily due to reduced operating expenses resulting from our cost containment efforts, partially offset by lower non-cash items including: depreciation and amortization, provisions for bad debt expense and sales credits and allowances, stock compensation, amortization of debt issuance costs, amortization of debt discount and gain on note settlement totaling approximately $4,645. Also contributing to the improved operating cash flow was a net improvement in accounts receivable of approximately $6,742 (due to a decrease in accounts receivable of approximately $589 in 2004 primarily resulting from lower revenues combined with improved collections, compared to an increase in 2003 of approximately $6,153 due to the acquisition of the NAS assets). These improvements were partially offset by (i) lower net accrued expenses and accounts payable of approximately $3,776 (caused by a decrease of approximately $2,689 in 2004 combined with an increase of approximately $1,087 in 2003), principally due to payment of previously accrued network costs related to operation of the NAS assets, (ii) a net decrease in deferred revenue of approximately $2,662, (caused by approximately $1,268 decrease in 2004 due to deferred amortization of installation revenue exceeding deferred new installations versus an increase of approximately $1,394 in 2003 resulting from the acquisition of the NAS assets), and (iii) a net increase in other assets of approximately $1,253 (due to approximately $386 increase in 2004 compared to a decrease in 2003 of approximately $867).

Cash Used in Investing Activities. Net cash provided by investing activities in 2005 was $5,312, while net cash used in investing activities for 2004 and 2003, was approximately $3,078 and $11,135, respectively. For the year ended December 31, 2005, approximately $3,275 was provided from the sale of discontinued operations, net of cash acquired by the purchaser and approximately $2,429 was provided through release of restricted cash from the Laurus financing and from our share from matching contributions for terminated employees in our 401(k) plan. The cash provided was partially offset by approximately $392 of cash used for the purchase of equipment. For the year ended December 31, 2004, approximately $651 was used primarily for

(Amounts in Thousands, Except Per Share Amounts)

the purchase of equipment and $2,427 was attributable to an increase in restricted cash resulting from the balance of proceeds of the Laurus financing. For the year ended, December 31, 2003, approximately $2,405 was used primarily for the purchase of equipment and approximately $8,743 was used for acquisition of certain network assets and associated subscriber lines of NAS and TalkingNets. Also, a $4 increase in restricted cash, resulted from an increase of our share of matching contributions for terminated employees in our 401(k) plan. These expenditures were partially offset by approximately $17 in proceeds from sale of equipment.

The development and expansion of our business required significant start-up capital expenditures (we spent approximately $55,942 and $33,811, including collocation application fees, in calendar years 2000 and 1999, respectively). During the last three years, capital expenditures, excluding acquisitions, have been made primarily for maintenance and/or replacement equipment, and were approximately $392, $651 and $2,405 for the years ended December 31, 2005, 2004 and 2003, respectively. The actual amounts and timing of our future capital expenditures will vary depending on the speed at which we expand and implement our VoIP network facilities and implement service for our customers. We currently anticipate spending less than $500 for capital expenditures, during the year ending December 31, 2006, primarily for the maintenance of our network and for minimal replacement equipment. The actual amounts and timing of our capital expenditures could differ materially both in amount and timing from our current plans. In addition to capital spent on equipment, we have spent the amounts described below for certain acquisitions:

In December of 2002, the U.S. Bankruptcy Court for the District of Delaware approved our bid to purchase the on-network assets and associated subscriber lines of NAS for $14,000, consisting of $9,000 in cash and $5,000 in a note payable to NAS. We closed the transaction on January 10, 2003, whereby we acquired NAS’s operations and network assets, associated equipment in approximately 300 central offices and approximately 11,500 associated subscriber lines. In connection with the closing of the NAS transaction, on January 10, 2003, we hired approximately 78 former NAS employees. No pre-closing liabilities were assumed in connection with the NAS transaction. The cash portion of the purchase price was paid from our existing cash. The NAS note had a term of approximately 5 years and carried interest at 12% and was secured by the NAS network assets acquired. During August 2003, we paid $1,500 to repurchase and cancel the $5,000 note issued by us to NAS. The difference between the $5,000 note and the $1,500 settlement amount was recorded as other income during 2003.

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

The TalkingNets acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141. The results of TalkingNets’ operations have been included in

(Amounts in Thousands, Except Per Share Amounts)

our consolidated financial statements since September 8, 2003 (the closing date). The allocated estimated fair values of the acquired assets at the date of acquisition exceeded the purchase price and, accordingly, were written down on a pro-rata basis by asset group to the purchase price of approximately $851 ($726 plus associated direct acquisition costs of approximately $125) as follows: (i) certain accounts receivables of approximately $55, (ii) intangible assets pertaining to approximately 90 acquired subscriber lines of approximately $111, and (iii) property and equipment of $685.

Contractual Obligations. As of December 31, 2005, we had the following contractual obligations:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Secured debt obligations (1)	$12,073	$12,073	$—	$—	$—
Capital lease obligations	54	54	—	—	—
Operating lease obligations
Facilities leases	450	450	—	—	—
Operating equipment & maintenance contracts	213	170	43	—	—
Purchase obligations
Software maintenance and support	155	150	5	—	—
Marketing services	54	54	—	—	—
Network service providers (2)	4,549	2,688	1,753	108	—
Total	$17,548	$15,639	$1,801	$108	$—

Notes:
(1)
Represents $8,000 aggregate principal amount of senior secured debentures which mature on September 4, 2006 and $4,073 aggregate principal amount of a secured convertible note which matures on August 1, 2006. Amounts shown on our balance sheets relating to this indebtedness at December 31, 2005 and 2004 are net of debt discounts. On February 1, 2006, we issued an additional $5,000 aggregate amount of senior secured debentures which also mature on September 4, 2006.

(2)	Includes early termination fees that would be assessable in connection with the termination of certain purchase commitments with various service providers.

We transmit data across our network via transmission facilities that are leased from certain carriers, including Level 3 Communications, Inc. and MCI. The failure of any of our data transport carriers to provide acceptable service on acceptable terms could have a material adverse effect on our operations.

Cash Resources and Liquidity Constraints. Our independent registered public accounting firm has noted in their report on our financial statements that our sustained operating losses raise substantial doubt about our ability to continue as a going concern. Based on our current business plans and projections, we believe that our existing cash resources and cash expected to be generated from operations will be sufficient to fund our operating losses, capital expenditures, lease payments, and working capital requirements through the second quarter of 2006. As a

(Amounts in Thousands, Except Per Share Amounts)

result, we will need to raise additional financing, through some combination of borrowings or the sale of equity or debt securities, during 2006 to finance our 2006 requirements and to enable us to repay all of our existing secured debt. We are pursuing financing alternatives to fund our anticipated cash deficiency and to refinance our existing secured debt. We may not be able to raise sufficient additional debt, equity or other capital on acceptable terms, if at all. Failure to generate sufficient revenues, contain certain discretionary spending, achieve certain other business plan objectives, refinance our secured term debt or raise additional funds could have a material adverse affect on our results of operations, cash flows and financial position, including our ability to continue as a going concern, and may require us to significantly reduce, reorganize, discontinue or shut down our operations, or seek protection under the U.S. bankruptcy code. Our financial statements do not include any adjustments that might result from this uncertainty.

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

Our actions during 2004 to reduce operating losses included a decision to eliminate certain sales channels, reorganize our sales force and suspend certain marketing initiatives. While such actions positively impacted our overall financial performance for 2005 and 2004, these actions have and continue to place downward pressure on our ability to sustain or grow our revenue base. Additionally, if our end-user churn increases or we are not able to offset such churn by increases in new sales, we will experience increasing operating losses and decreasing cash generated from operations in future periods.

Off-balance Sheet Arrangements

None.

(Amounts in Thousands, Except Per Share Amounts)

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

We have no derivative financial instruments in our cash and cash equivalents. We invest our cash and cash equivalents in investment-grade, highly liquid investments, consisting of commercial paper, bank certificates of deposit and corporate bonds.

Item 8.         Financial Statements and Supplementary Data

The following are included in this Item 8, below:

Reports of Independent Registered Public Accounting Firms;

Consolidated Balance Sheets as of December 31, 2005 and 2004;

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003;

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003;

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003; and

Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
DSL.net, Inc.

We have audited the accompanying consolidated balance sheet of DSL.net, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DSL.net, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Carlin, Charron & Rosen, LLP

Glastonbury, Connecticut
March 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of DSL.net, Inc.:

In our opinion, the consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of DSL.net, Inc. and its subsidiaries at December 31, 2004 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP
Stamford, CT
March 22, 2005, except for Note 3, as to which the date is March 31, 2006.

DSL.net, Inc.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
ASSETS	2005	2004
Current assets:
Cash and cash equivalents	$8,765	$7,029
Accounts receivable (net of allowances of $794 and $846
at December 31, 2005 and 2004, respectively)	4,210	5,932
Inventory	215	377
Deferred costs	110	424
Prepaid expenses and other current assets	2,009	3,766
Assets of discontinued operations (Notes 2 and 3)	—	10,202
Total current assets	15,309	27,730

Fixed assets, net	6,859	11,678
Other intangible assets, net	—	47
Other assets	674	1,407
Total assets	$22,842	$40,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,211	$5,656
Accrued salaries	591	657
Accrued liabilities	2,031	2,394
Deferred revenue	2,950	4,282
Equipment lease payable	54	50
Notes payable, net of discount	10,289	—
Financial instrument derivatives, current portion	6	—
Liabilities of discontinued operations (Notes 2 and 3)	—	887
Total current liabilities	19,133	13,926

Notes payable, net of discount	—	14,544
Financial instrument derivatives, less current portion	37	286
Total liabilities	19,170	28,756

Commitments and contingencies (Note 8)

Stockholders’ equity :
Preferred Stock: 20,000,000 preferred shares authorized: 14,000 shares designated as
Series Z, $.001 par value; 0 and 14,000 shares issued and outstanding as of
December 31, 2005 and December 31, 2004, respectively; liquidation preference:
$0 and $15,680 as of December 31, 2005 and December 31, 2004, respectively	—	2,630

Common stock, $.0005 par value; 800,000,000 shares authorized, 233,620,817 and
233,619,817 shares issued and outstanding as of December 31, 2005 and 2004, respectively	117	117
Additional paid-in capital	354,706	352,076
Accumulated deficit	(351,151)	(342,717)
Total stockholders’ equity	3,672	12,106

Total liabilities and stockholders’ equity	$22,842	$40,862

The accompanying notes are an integral part of these consolidated financial statements.

DSL.net, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Year ended December 31,
	2005	2004	2003

Revenue	$49,019	$60,755	$62,775

Operating expenses
Network (a)	34,972	42,924	48,061
Operations (a)	5,155	8,212	10,202
General and administrative (a)	10,364	11,189	10,820
Sales and marketing (a)	815	4,243	7,426
Stock compensation	—	—	438
Depreciation and amortization	4,990	12,370	15,645
Total operating expenses	56,296	78,938	92,592

Operating loss	(7,277)	(18,183)	(29,817)

Interest (expense) income, net	(9,322)	(5,363)	(2,932)
Gain on extinguishment of debt (Note 7)	13,418	—	3,500
Other income (expense), net	245	135	(5,929)
Loss from continuing operations before income taxes	(2,936)	(23,411)	(35,179)
Income tax benefit	—	62	62
Loss from continuing operations, net of income taxes	(2,936)	(23,349)	(35,117)

(Loss) income from discontinued operations, net of income taxes (Notes 2 and 3)	(5,498)	120	121
Net loss	$(8,434)	$(23,229)	$(34,996)
Per share amounts (Note 2):
Net loss applicable to common stockholders from
continuing operations	$(306)	$(35,781)	$(53,143)
Net (loss) income applicable to common stockholders from
discontinued operations	$(5,498)	$120	$121

Net loss applicable to common stockholders	$(5,804)	$(35,661)	$(53,022)

Net loss per share, basic and diluted from continuing operations	nil	$(0.20)	$(0.72)
Net loss per share, basic and diluted from discontinued operations	$(0.02)	nil	nil
Net loss per share, basic and diluted	$(0.02)	$(0.20)	$(0.72)

(a) Stock compensation and depreciation and amortization were excluded from the following operating expense line items and presented as separate operating expense line items:

Stock compensation:
Network	$—	$—	$10
Operations	—	—	11
General and administrative	—	—	69
Sales and marketing	—	—	348
Total	$—	$—	$438
Depreciation and amortization:
Network	$4,548	$10,480	$11,586
General and administrative	442	1,890	4,059
Total	$4,990	$12,370	$15,645

The accompanying notes are an integral part of these consolidated financial statements.

DSL.net, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

					Additional
	Preferred Stock		Common Stock		Paid - In	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balance as of December 31, 2002	—	$—	64,929,899	$32	$305,648	$(438)	$(284,491)	$20,751

Amortization of deferred compensation	—	—	—	—	—	438	—	438
Valuation of common stock warrants issued for loan guarantees	—	—	—	—	6,656	—	—	6,656
Issuance of common stock - employee stock purchase plan	—	—	15,380	—	5	—	—	5
Issuance of common stock - stock options	—	—	5,363,763	3	2,278	—	—	2,281
Issuance of common stock - preferred stock conversions	—	—	31,629,760	16	13,984	—	—	14,000
Issuance of common stock - dividends on preferred stock conversions	—	—	3,510,252	2	2,520	—	—	2,522
Accrued dividends on preferred stock	—	—	—	—	(3,698)	—	—	(3,698)
Accretion of beneficial conversion feature of preferred stock	—	—	—	—	(14,327)	—	—	(14,327)
Preferred stock reclassification	—	—	—	—	(1,394)	—	—	(1,394)
Debt discount ascribed to warrants and notes payable	—	—	—	—	26,063	—	—	26,063
Net loss	—	—	—	—	—	—	(34,997)	(34,997)
Balance as of December 31, 2003	—	—	105,449,054	53	337,735	—	(319,488)	18,300

Issuance of common stock - employee stock purchase plan	—	—	8,836	—	4	—	—	4
Issuance of common stock - stock options	—	—	39,911	—	12	—	—	12
Issuance of common stock - preferred stock conversions	—	—	111,372,018	57	20,943	—	—	21,000
Issuance of common stock - dividends on preferred stock conversions	—	—	14,336,838	7	5,814	—	—	5,821
Issuance of common stock - warrant exercise	—	—	413,160	—	-	—	—	—
Accrued dividends on preferred stock	—	—	—	—	(950)	—	—	(950)
Accretion of beneficial conversion feature of preferred stock	—	—	—	—	(8,852)	—	—	(8,852)
Issuance of Series Z preferred stock at fair value	14,000	2,630	—	—	(2,630)	—	—	—
Net loss	—	—	—	—	—	—	(23,229)	(23,229)
Balance as of December 31, 2004	14,000	2,630	231,619,817	117	352,076	—	(342,717)	12,106

Issuance of common stock - employee stock purchase plan	—	—	1,000	—	—	—	—	—
Cancellation of Series Z preferred stock	(14,000)	(2,630)	—	—	2,630	—	—	—
Net loss	—	—	—	—	—	—	(8,434)	(8,434)
Balance as of December 31, 2005	—	$—	231,620,817	$117	$354,706	$—	$(351,151)	$3,672

The accompanying notes are an integral part of these consolidated financial statements.

DSL.net, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(8,434)	$(23,229)	$(34,997)

Reconciliation of net loss to net cash (used in)
operating activities:
Depreciation and amortization	5,522	13,132	16,359
Bad debt expense	897	1,119	2,117
Sales credits and allowances	56	2	394
Amortization of deferred debt issuance costs and debt discount	8,686	5,014	7,922
Non-cash mark to market adjustment	(243)	55	—
Stock compensation expense	—	—	438
Non-cash impairment charge on discontinued operations	6,033	—	—
Gain on sale of discontinued operations	(341)	—	—
(Gain) loss on sale/write-off of fixed assets	(3)	120	163
Gain on extinguishment of debt	(13,418)	—	(3,500)
Non-cash interest on lease payoff	—	—	194
Net changes in assets and liabilities, net of acquired assets:
Decrease / (increase) in accounts receivable	858	589	(6,153)
(Increase) / decrease in prepaid expenses and other current assets	(200)	61	(213)
Decrease / (increase) in other assets	733	(447)	1,080
(Decrease) / increase in accounts payable	(2,570)	2,317	(1,051)
(Decrease) in accrued salaries	(26)	(316)	(179)
(Decrease) / increase in accrued liabilities	(146)	(4,690)	2,317
(Decrease) / increase in deferred revenue	(1,308)	(1,268)	1,394
Net cash used in operating activities	(3,904)	(7,541)	(13,715)

Cash flows from investing activities:
Purchases of property and equipment	(392)	(651)	(2,405)
Proceeds from sales of property and equipment	—	—	17
Acquisitions of businesses and customer lines	—	—	(8,743)
Proceeds from sale of discontinued operations, net of cash
acquired by purchaser	3,275	—	—
Decrease / (increase) in restricted cash	2,429	(2,427)	(4)
Net cash provided by (used in) investing activities	5,312	(3,078)	(11,135)

Cash flows from financing activities:
Proceeds from credit facility	—	—	6,100
Payments on credit facility	—	—	(6,100)
Proceeds from common stock issuance	—	16	2,287
Proceeds from equipment lease payable	93	—	—
Proceeds from note issuances	6,000	4,008	30,000
Principal payments on notes and capital lease obligations	(5,765)	(105)	(4,976)

Net cash provided by financing activities	328	3,919	27,311

Net increase / (decrease) in cash and cash equivalents	1,736	(6,700)	2,461
Cash and cash equivalents at beginning of year	7,029	13,729	11,268
Cash and cash equivalents at end of year	$8,765	$7,029	$13,729

Supplemental disclosure:
Cash paid: interest	$417	$56	$782

Fixed asset purchases included in accounts payable	$—	$32	$3

Supplemental disclosure of non-cash investing activities:
On January 10, 2003, the Company purchased network assets and associated subscriber lines of Network Access Solutions Corporation (Note 6).
The fair value of the assets acquired was $14,737.

On September 8, 2003, the Company purchased network assets and associated subscriber lines of TalkingNets Holdings, LLC (Note 6).
The fair value of the assets acquired was $851.

Supplemental disclosure of non-cash financing activities:
During the fourth quarter of 2005, the Company cancelled 14,000 shares of Series Z preferred stock with a liquidation value of $15,680 and cancelled 190,890,621 of common stock warrants as part of a negotiated settlement of a debt and warrant obligation (Note 7).

During the first and third quarters of 2004, a total of 20,000 shares of Series X Preferred Stock were converted into 111,111,108 shares of common stock and $5,600 of accrued dividends pertaining thereto were paid by issuing 14,026,974 shares of common stock (Note 10).

Also during the first quarter of 2004, 1,000 shares of Series Y Preferred Stock were converted into 2,260,910 shares of common stock and $221 of accrued dividends pertaining thereto were paid by issuing 309,864 shares of common stock (Note 10).

Also during the first quarter of 2004, the Company issued 413,160 shares of its common stock upon the exercise of 1,358,025 of common stock warrants granted in connection with certain loan guarantees in a cashless exchange (Note 10).

During the third and fourth quarters of 2003, 14,000 shares of Series Y Preferred Stock were converted into 31,629,760 shares of common stock thereto and $2,522 of accrued dividends pertaining thereto were paid by issuing 3,510,255 shares of common stock (Note 10).

The accompanying notes are an integral part of these consolidated financial statements.

DSL.net, Inc.
Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

1.	Formation and Operations of the Company

DSL.net, Inc. (the “Company”) was incorporated in Delaware on March 3, 1998 and operations commenced on March 28, 1998. The Company combines its facilities, nationwide network infrastructure, and Internet service capabilities to provide various broadband communications services to businesses throughout the United States, primarily using digital subscriber line (“DSL”) and T-1 technology. In certain markets where it has not deployed its own equipment, the Company utilizes the local facilities of other carriers to provide service. The Company’s product offerings include T-1 and business-class DSL network connectivity and Internet access, virtual private networks (VPNs), frame relay, Web hosting, domain name services management, enhanced e-mail, online data backup and recovery services, firewalls and nationwide dial-up services, as well as integrated voice and data offerings under its Duetsm brand in select markets.

The Company has incurred substantial losses and negative cash flows from operations in every fiscal year since inception. For the year ended December 31, 2005, the Company incurred operating losses of $7,277 and negative operating cash flows of $3,904 that were financed primarily by proceeds from debt and sale of discontinued operations. The Company had accumulated deficits of $351,151 and $342,717 at December 31, 2005 and 2004, respectively. The Company expects its operating losses, net operating cash outflows and capital expenditures to continue through 2006.

On November 2, 2005, the Company closed a debt financing transaction whereby it received $6,000 on November 3, 2005, and $4,000 on February 1, 2006, in exchange for issuance of $13,000 in debentures at an 18% annual interest rate, maturing on September 4, 2006 (Note 7). $5,500 of the initial proceeds from this financing were used to extinguish, at a substantial discount, approximately $30,870 (including accrued but unpaid interest) in senior secured debt due July 6, 2006 and cancel all outstanding shares of the Company’s Series Z Preferred Stock that carried a liquidation preference of $15,680 and cancel warrants to purchase approximately 190,890,621 shares of the Company’s common stock (Note 7). In addition, on October 7, 2004, the Company raised $4,250 in a secured convertible note and warrant financing (Note 7). The Company’s independent registered public accounting firm has noted in their report that the Company’s sustained operating losses raise substantial doubt about its ability to continue as a going concern. Based on its current business plans and projections, the Company believes that its existing cash resources and cash expected to be generated from operations will be sufficient to fund its operating losses, capital expenditures, lease payments, and working capital requirements through the second quarter of 2006. As a result, the Company will need to raise additional financing, through some combination of borrowings or the sale of equity or debt securities, during 2006 to finance its 2006 requirements and to enable it to repay all of its secured debt obligations which mature during 2006. The Company is pursuing financing alternatives to fund its anticipated cash deficiency and to refinance its existing secured debt. The Company may not be able to raise sufficient additional debt, equity or other capital on acceptable terms, if at all. Failure to generate sufficient revenues, contain certain discretionary spending, achieve certain other business plan objectives, refinance our long-term debt or raise additional funds could have a material adverse affect on the Company’s results of operations, cash flows and financial position, including its ability to continue as a going concern, and may require it to significantly reduce, reorganize, discontinue or shut down its operations, or seek protection under the U.S. bankruptcy code.

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

The Company’s cash requirements and financial performance, including its ability to achieve and sustain profitability or become and remain cash flow positive, may vary based upon a number of factors, including:

•	its ability to raise sufficient additional capital;

•	its business plans or projections change or prove to be inaccurate;

•	if the Company curtails and/or reorganizes its operations;

•	the development of the high-speed data and integrated voice and data communications industries and the Company’s ability to compete effectively in such industries;

•	the amount, timing and pricing of customer revenue;

•	the availability, timing and pricing of acquisition opportunities, and the Company’s ability to capitalize on such opportunities;

•	the identification of and generation of synergies with potential business combination candidates, and the Company’s ability to close any transactions with such parties on favorable terms, if at all;

•	the commercial acceptance of the Company’s services and the Company’s ability to attain expected penetration within its target markets;

•	the Company’s ability to recruit and retain qualified personnel;

•	up front sales and marketing expenses;

•
the cost and utilization of the Company’s network components that it leases from other telecommunications providers and that hinge, in substantial part, on government regulation that has been subject to considerable flux in recent years;

•	the Company’s ability to establish and maintain relationships with marketing partners;

•	successful implementation and management of financial, information management and operations support systems to efficiently and cost-effectively manage the Company’s operations and growth; and

•	favorable outcomes of numerous federal and state regulatory proceedings and related judicial proceedings, including proceedings relating to the Telecommunications Act of 1996, as amended.

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
(Dollars in Thousands, Except Per Share Data)

adjustments that might result from this uncertainty.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the transactions and balances of DSL.net, Inc. and its wholly owned subsidiaries, including without limitation DSLnet Communications, LLC, DSLnet Communications VA, Inc., DSLnet Atlantic, LLC, and Vector Internet Services, Inc (“VISI”). All material intercompany transactions and balances have been eliminated.

Reclassifications - Discontinued Operations

The Company sold its wholly owned subsidiary, VISI, on December 7, 2005 (Note 3). As a result, the Company has reclassified VISI’s operations as discontinued operations and, accordingly, has segregated the assets, liabilities, revenue and expenses of the discontinued operations in its Consolidated Balance Sheets, Statements of Operations and notes thereto. Cash flows pertaining to discontinued operations are not disclosed separately in the Consolidated Statements of Cash Flows. Cash balances which were expected to be sold with the discontinued operations of $50 are included in assets of discontinued operations on the December 31, 2004 Consolidated Balance Sheet.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. The markets for the Company’s services are characterized by intense competition, rapid technological development, regulatory and legislative changes, and frequent new product introductions, all of which could impact the future value of the Company’s assets and liabilities. Actual results may differ from those estimates.

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

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

Restricted Cash

Restricted cash is included with other current assets in the Company’s Consolidated Balance Sheets. Restricted cash at December 31, 2005 and 2004, was approximately $2 and $2,432, respectively, and represents the balance of unvested amounts of the Company’s share of matching contributions for terminated employees in the Company’s 401(k) plan and is restricted for future funding of matching contributions to the Company’s 401(k) plan, and in 2004, included $2,429 of cash proceeds restricted from the 2004 convertible debt financing (Note 7).

Concentration of Credit Risk and Concentration of Data Transmission Service Providers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company’s cash and investment policies limit investments to short-term, investment grade instruments. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base. No individual customer accounted for more than 5% of the Company’s revenue for the years ended December 31, 2005, 2004 or 2003.

The Federal Deposit Insurance Corporation’s (“FDIC”) maximum insurance against bank failures for deposits is $100 per institution. From time to time, the Company’s funds maintained at its banking institutions exceed the insured amounts. However, the Company believes that these financial institutions are sufficiently stable so as not to pose a material risk to the Company. The Company’s short-term investment grade instruments are not insured by the FDIC.

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
(Dollars in Thousands, Except Per Share Data)

could result in their inability to make payments to the Company. This could require additional provisions for allowances. In addition, a negative impact on revenue and cash flows related to those customers may occur.

With its acquisition of certain of the assets of Network Access Solutions Corporation (“NAS”) on January 10, 2003, the Company acquired a number of end users, some of whom it serves indirectly through various ISPs. The Company sells its services to such ISPs who then resell such services to the end user. The Company has some increased exposure and concentration of credit risk pertaining to such ISPs. However, no individual customer accounted for more than 5% of revenue for 2005, 2004 and 2003.

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

Fixed Assets

Fixed assets are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which are five years for network equipment (except for routers and modems, which are three years), three years for computer equipment, five years for furniture, fixtures and office equipment and three years for capitalized software and vehicles. Leasehold improvements are amortized over the shorter of the term of the related lease or the useful life of the asset. Collocation space improvements represent payments to carriers for infrastructure improvements within their central offices to allow the Company to install its equipment, which allows the Company to interconnect with the carrier’s network. These payments are being amortized over their estimated useful lives of five years. Maintenance and repairs are charged to expense as incurred. The Company also installs its equipment at customer locations to enable connections to its network.

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

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

The Company reviews the recoverability of goodwill annually and when events and circumstances change by comparing the estimated fair values, based on a discounted forecast of future cash flows, of reporting units with their respective net book values. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying value of goodwill over its implied fair value. The Company recorded an impairment loss on assets held for sale during 2005 (including goodwill recorded on the Company’s consolidated financial statements) of $6,033 (discussed below). There was no impairment of goodwill at December 31, 2004 and 2003.

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

During the third quarter of 2005, the Company initiated a plan to sell VISI, and solicited and received several offers for its sale. Based on the offers received for the sale of VISI, the Company determined that the carrying value of VISI of $9,033 exceeded its fair value and, accordingly, recorded an impairment loss of $6,033 against its carrying value.

Other Assets

Other assets include: (i) refundable deposits held as security on certain lease or other obligations, and (ii) the non-current portion of deferred financing costs which are amortized to general and administrative expense over the respective terms of the related debt, and (iii) the non-current portion of prepaid directors’ and officers’ liability insurance. The following table shows the composition of other assets at December 31, 2005 and 2004:

	December 31,
	2005	2004
Refundable security deposits	$674	$520
Deferred financing costs, less current portion	—	162
Prepaid Directors and Officers liability insurance, less current portion	—	725
	$674	$1,407

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities, as amended,” which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

relationships designated are based on the exposures hedged. Changes in the fair value of derivatives designated as fair value hedges are recognized in earnings along with fair value changes of the hedged item. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) and are recognized in earnings when the hedged item affects earnings. Changes in the fair value of derivative instruments which are not designated as hedges are recognized in earnings as other income (loss). At December 31, 2005 and 2004, the Company did not have any derivative instruments that were designated as hedges.

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

Income Taxes

The Company uses the liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities and net operating loss carryforwards, all calculated using presently enacted tax rates.

The Company has not generated any taxable income to date and, therefore, has not paid any federal income taxes or state taxes based on income since inception. The federal net operating loss carryforwards begin to expire in 2019 and the state net operating loss carryforwards began to expire in 2004. Use of the Company’s net operating loss carryforwards may be subject to significant annual limitations resulting from a change in control due to securities issuances including the Company’s sales of its mandatorily redeemable convertible Series X preferred stock and its mandatorily redeemable convertible Series Y preferred stock in 2001 and 2002 (Note 9) and from the sale of $30,000 in notes and warrants in 2003 (Note 7). The Company has not completed assessing the potential impact resulting from these transactions. The Company has provided a valuation allowance for the full amount of the net deferred tax asset since it has not determined that these future benefits will more likely than not be realized.

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
(Dollars in Thousands, Except Per Share Data)

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

Stock Compensation

The Company uses Accounting Principles Board Opinion No. 25 (“APB No. 25”) and related interpretations in accounting for its stock option plans and stock awards and applies the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under APB No. 25, compensation expense is computed to the extent that the fair market value of the underlying stock on the date of grant exceeds the exercise price of the employee stock option or stock award. Compensation so computed is then recognized over the vesting period. The Company accounts for equity instruments issued to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18.

Stock compensation expense includes amortization of deferred compensation and charges related to stock grants. Stock compensation expense for the years ended December 31, 2005, 2004 and 2003 was approximately $0, $0 and $438, respectively.

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

If stock option compensation expense had been recognized based on the fair value of the options at their grant date, in accordance with SFAS No. 123, the results of operations for the years ended December 31, 2005, 2004 and 2003, would have been as follows:

	Year Ended December 31,
	2005	2004	2003
Net loss as reported	$(8,434)	$(23,229)	$(34,997)
Add: stock-based employee compensation included in net loss	—	—	438
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(2,710)	(4,889)	(3,863)
Pro forma under SFAS 123	$(11,144)	$(28,118)	$(38,422)

Net loss applicable to common stockholders:
As reported	$(5,804)	$(35,661)	$(53,022)
Pro forma under SFAS 123	$(8,514)	$(40,550)	$(56,447)
Basic and diluted net loss per common share:
As reported	$(0.02)	$(0.20)	$(0.72)
Pro forma under SFAS 123	$(0.04)	$(0.22)	$(0.76)

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

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

Net (loss) income per share for the years ending December 31, 2005, 2004 and 2003, respectively, are calculated as follows:

	Years Ending December 31,
	2005	2004	2003
Net loss applicable to common stockholders from
continuing operations:
Net loss	$(2,936)	$(23,349)	$(35,118)
Dividends on preferred stock	—	(950)	(3,698)
Accretion of preferred stock	—	(8,852)	(14,327)
Fair value of Series Z preferred stock	—	(2,630)	—
Cancellation of Series Z preferred stock	2,630	—	—
Net loss applicable to common stockholders from continuing operations	$(306)	$(35,781)	$(53,143)
Net loss per share, basic and diluted from continuing operations	nil	$(0.20)	$(0.72)
Net (loss) income applicable to common stockholders from discontinued operations:
Net (loss) Income	$(5,498)	$120	$121
Dividends on preferred stock	—	—	—
Accretion of preferred stock	—	—	—
Fair value of Series Z preferred stock	—	—	—
Cancellation of Series Z preferred stock	—	—	—
Net (loss) income applicable to common stockholders from discontinued operations	$(5,498)	$120	$121
Net (loss) income per share, basic and diluted from discontinued operations	$(0.02)	nil	nil

Net loss applicable to common stockholders:
Net loss	$(8,434)	$(23,229)	$(34,997)
Dividends on preferred stock	—	(950)	(3,698)
Accretion of preferred stock	—	(8,852)	(14,327)
Fair value of Series Z preferred stock	—	(2,630)	—
Cancellation of Series Z preferred stock	2,630	—	—
Net loss applicable to common stockholders	$(5,804)	$(35,661)	$(53,022)
Net loss per share, basic and diluted	$(0.02)	$(0.20)	$(0.72)

Shares used in computing net loss per share, basic and diluted	233,620,653	181,831,059	74,125,513

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

The following options, warrants, convertible preferred stock and convertible debt instruments were excluded from the calculation of diluted earnings per share since their inclusion would be anti-dilutive for all periods presented:

	Shares of Common Stock
	December 31,
	2005	2004	2003
Options to purchase common stock	32,771,902	40,651,934	18,671,766
Warrants to purchase common stock	1,321,571	192,212,192	173,105,646
Preferred Series X Stock convertible to common stock	—	—	111,111,108
Preferred Series Y Stock convertible to common stock	—	—	2,260,910
Convertible note payable	15,178,571	15,178,571	—
Total	49,272,044	248,042,697	305,149,430

Business Operating Segments

The Company has one reportable segment under the requirements of SFAS No. 131.

Recently Issued Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which is a revision of Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

The provisions of this statement are effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company is required to adopt SFAS 123R effective as of the beginning of the first quarter of 2006. The Company is evaluating the requirements of

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

SFAS 123R and has not yet determined the Company’s method of adoption or the impact it will have on the Company’s financial condition or results of operations.

In December 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment to FASB Statements No 133 and 140,” and in May 2005, the FASB issued SFAS No. 154, “Accounting and Error Corrections - a replacement of APB opinion No. 20 and FASB Statement No. 3.” The Company is not significantly impacted by these statements and does not expect their implementation to have a material impact on the Company’s financial statements.

3.	Discontinued Operations

During the third quarter of 2005, the Company initiated a plan to sell VISI, and solicited and received several offers for its sale. Based on the offers received for the sale of VISI, the Company determined that the carrying value of VISI of $9,033 (including $8,482 of goodwill recorded on the Company’s consolidated financial statements) exceeded its fair value and, accordingly, recorded an impairment loss of $6,033 against its carrying value in accordance with the provisions and guidance of SFAS 144. The Company completed the sale on December 7, 2005, for $3,300 and recognized a gain of $341 representing the excess of the proceeds over the carrying value of VISI’s net assets (at December 7, 2005), net of professional fees related to the sale. As a result, the Company has reclassified VISI’s operations as discontinued operations and, accordingly, has segregated the assets, liabilities, revenue and expenses of the discontinued operations in its Consolidated Balance Sheets, Statements of Operations and notes thereto.

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

Assets and liabilities of discontinued operations at December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
Assets of discontinued operations:
Cash	$—	$50
Accounts receivable, net	—	412
Other current assets	—	209
Fixed assets, net	—	1,041
Other assets	—	8
Goodwill, net	—	8,482
Total	$—	$10,202

Liabilities of discontinued operations:
Accounts payable	$—	$231
Accrued salaries	—	73
Other current liabilities	—	65
Deferred revenue	—	518
Total	$—	$887

Summary results of discontinued operations for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Years Ended December 31,
	2005	2004	2003
Revenue	$6,336	$7,695	$8,558
Operating expenses	6,142	7,513	8,375
Income from discontinued operations	194	182	183
Impairment loss	(6,033)	—	—
Gain on sale	341	—	—
(Loss) income from discontinued operations before income taxes	(5,498)	182	183
Income taxes	—	(62)	(62)
(Loss) income from discontinued operations, net of income taxes	$(5,498)	$120	$121
Per share, basic and diluted	$(0.02)	nil	nil

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

4.	Goodwill and Other Intangible Assets

In accordance with the provisions SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which became effective on January 1, 2002, the Company ceased to amortize $8,482 of goodwill, net of accumulated amortization through December 31, 2001. In lieu of amortization, the Company made an initial impairment review of its goodwill in January of 2002 which did not result in any impairment adjustments. Annual impairment reviews were also performed in December of 2004 and 2003. The Company recorded an impairment loss of $6,033 during 2005 related to the carrying amount of goodwill and the net assets of its subsidiary, which was sold on December 7, 2005 (Note 3).

The following table shows the gross and unamortized balances of other intangible assets which are comprised solely of customer lists:

	December 31, 2005			December 31, 2004
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Customer lists	$—	$—	$—	$15,483	$15,436	$47

Amortization expense of other intangible assets for the years ended December 31, 2005 and 2004 was $47 and $940, respectively. Accumulated amortization at December 31, 2005 and 2004 (including goodwill which the Company ceased to amortize beginning January 1, 2002, as discussed below), was $0 and $19,367, respectively.

5.	Fixed Assets

Fixed assets are comprised of the following:
	Estimated
	Useful
	Lives	2005	2004
Network and computer equipment	3-5 years	$41,836	$41,797
Furniture, fixtures, office equipment and software	3-5 years	19,029	18,944
Vehicles	3 years	190	190
Collocation costs	5 years	17,014	17,014
		78,069	77,945
Less-accumulated depreciation and amortization		(71,210)	(66,267)
		$6,859	$11,678

As of December 31, 2005 and 2004, the recorded cost of equipment under capital lease was $393 and $393, respectively, and included in furniture, fixtures, office equipment and software. Accumulated depreciation for equipment under capital lease at December 31, 2005 and 2004, was $393 and $347, respectively.

As of December 31, 2005 and 2004, the Company had capitalized computer software costs of $10,914 and $10,675, respectively, and had recorded accumulated amortization expense related to these costs of $10,711 and $10,322, respectively. Depreciation and amortization expense from continuing operations, related to fixed assets was $4,943, $11,430 and $12,889, for the years ended December 31, 2005, 2004 and 2003, respectively.

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

6.	Acquisitions

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

On September 8, 2003, in accordance with the TalkingNets Asset Purchase Agreement, the Company completed its transaction to acquire the TalkingNets Assets. This acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141. The results of TalkingNets’ operations have been included in the Company’s consolidated financial statements since September 8, 2003 (the closing date). The estimated fair values of the acquired assets at the date of acquisition exceeded the purchase price and, accordingly, the acquired assets were written down on a pro-rata basis by asset group to the purchase price of approximately $851 ($726 plus associated direct acquisition costs of approximately $125) as follows: (i) certain accounts receivables of $55, (ii) intangible assets pertaining to approximately 90 acquired subscriber lines of $111, and (iii) property and equipment of $685.

In December of 2002, the U.S. Bankruptcy Court for the District of Delaware approved the Company’s bid to purchase certain network assets, equipment and associated subscriber lines of Network Access Solutions, Inc. (“NAS”) for $14,000 consisting of $9,000 in cash and $5,000 in a note payable to NAS. The Company closed the transaction on January 10, 2003, whereby it acquired certain of NAS’s network assets, equipment in approximately 300 central offices and approximately 11,500 associated subscriber lines (the “NAS Assets”), pursuant to an Amended and Restated Asset Purchase Agreement, dated as of December 11, 2002, by and among the parties thereto (the “NAS Asset Purchase Agreement”). Additionally, on January 10, 2003, the Company hired approximately 78 employees formerly employed by NAS. No pre-closing liabilities were assumed in connection with the NAS transaction. The cash portion of the consideration was paid from the Company’s existing cash. In accordance with the NAS Asset Purchase Agreement, the Company negotiated a $1,083 reduction in the cash paid at the closing, representing the Company’s portion of January revenue which was billed and collected by NAS, bringing the net cash paid for the NAS Assets to $7,917.

NAS provided high-speed Internet and virtual private network services to business customers using digital subscriber line, frame relay and T-1 technology via its own network facilities in the Northeast and Mid-Atlantic markets. The NAS acquisition significantly increased the Company’s subscriber base and its facilities-based footprint in one of the largest business markets in the United States.

The acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations” (“SFAS No. 141”). The results of NAS’s operations have been included in the consolidated financial statements since January 10, 2003 (the acquisition date). The estimated fair values of the acquired assets at the date of acquisition

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

exceeded the purchase price and, accordingly, the acquired assets were written down on a pro-rata basis by asset group to the purchase price of approximately $14,737 ($14,000 plus associated direct acquisition costs of approximately $737) as follows: (i) intangible assets pertaining to approximately 11,500 acquired subscriber lines of $1,480 and (ii) property and equipment of $13,113 and inventory of $144. In July, 2003, the Company paid $1,500 into escrow for the negotiated repurchase and cancellation of the $5,000 note issued by the Company to NAS as part of the purchase price for the NAS Assets. The payment was subject to approval by the bankruptcy court presiding over NAS’s bankruptcy petition. On August 25, 2003, the court approved the transaction, and the $1,500 held in escrow was paid to NAS in full satisfaction of the note.

The following table sets forth the unaudited pro forma consolidated financial information of the Company, giving effect to the acquisition of the NAS assets as if the transaction occurred at the beginning of the periods presented. Inclusion of the TalkingNets Acquisition would not materially change the pro forma results. There were no acquisitions during 2005 and 2004.

2003

Pro forma revenue	$72,091
Pro forma operating loss	$(29,604)
Pro forma net loss	$(35,016)
Pro forma net loss applicable to common stockholders	$(53,041)
Pro forma net loss per share, basic and diluted	$(0.72)
Shares used in computing pro forma net loss per share, basic and diluted	74,125,513

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

The Company entered into a Revolving Credit and Term Loan Agreement, dated as of December 13, 2002 (the “Credit Agreement”), with a commercial bank providing for a revolving line of credit of up to $15,000.   Interest on borrowings under the Credit Agreement was payable at 0.5% percent above the Federal Funds Effective rate. The Company’s ability to borrow amounts available under the Credit Agreement was subject to the bank’s receipt of a like amount of guarantees from certain of the Company’s investors and/or other guarantors.

On February 3, 2003, the Company borrowed $6,100 under the Credit Agreement. As of March 5, 2003, certain of the Company’s investors had guaranteed $9,100 under the Credit Agreement. On July 18, 2003, the Company repaid the $6,100 outstanding balance plus accrued interest and terminated the Credit Agreement and wrote off approximately $184 of the related unamortized balance of loan origination fees.

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

Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, the Company issued warrants to purchase an aggregate of 12,013,893 shares of its common stock to VP and certain of its affiliates and Columbia, in consideration for their guarantees aggregating $6,100. All such warrants had a ten year life and an exercise price of $0.50 per share.  On March 26, 2003, the Company issued additional warrants, exercisable for ten years, to purchase a total of 936,107 shares of its common stock at $0.50 per share to VP and certain of its affiliates and Columbia, bringing the total number of warrants issued in connection with the Reimbursement Agreement to 12,950,000. All of the foregoing warrants held by Columbia were either exercised or transferred to VP and its affiliates. On November 3, 2005, all of the warrants held by VP and its affiliates were cancelled pursuant to the terms of that certain Implementation Agreement (described below).

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

On March 5, 2003, the Company and VP entered into Amendment No. 1 to the Reimbursement Agreement, pursuant to which VP increased its guarantee by $3,000 bringing the aggregate guarantees by all Guarantors under the Reimbursement Agreement, as amended, to $9,100. As consideration for VP’s increased guarantee, if the Company closed an equity financing on or before December 3, 2003, it was authorized to issue VP and certain of its affiliates additional warrants to purchase the type of equity securities issued by the Company in such equity financing. The number of such additional warrants would be determined by dividing the per share price of such equity securities into a thousand dollars. Accordingly, since the Company closed a financing on July 18, 2003, the Company issued to VP and certain of its affiliates in December 2003, additional warrants with a three year life, to purchase 2,260,909

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

shares of its common stock at a per share price of $0.4423. On November 3, 2005, all of these warrants were cancelled pursuant to the terms of the certain Implementation Agreement (described below).

On July 18, 2003, the Company entered into a Note and Warrant Purchase Agreement (the “Note and Warrant Purchase Agreement”) with Deutsche Bank AG London, acting through DB Advisors LLC as Investment Agent (“Deutsche Bank”), and VantagePoint Venture Partners III (Q), L.P., VantagePoint Venture Partners III, L.P., VantagePoint Communications Partners, L.P. and VantagePoint Venture Partners 1996, L.P. (collectively, “VantagePoint,” and, together with Deutsche Bank, the “2003 Investors”) relating to the sale of an aggregate of (i) $30,000 in senior secured promissory notes (the “Notes”) and (ii) warrants to purchase an aggregate of 157,894,737 shares of the Company’s common stock for a period of three years at an exercise price of $0.38 per share (the “2003 Warrants”). The aggregate purchase price for the Notes and 2003 Warrants was $30,000.

Subject to the terms and conditions of the Note and Warrant Purchase Agreement, the Company issued an aggregate of $30,000 in principal amount of Notes to the 2003 Investors on July 18, 2003. Principal on the Notes was payable in a single payment on July 18, 2006. The Notes provide for an annual interest rate of 1.23%, payable in cash quarterly in arrears commencing on October 31, 2003, unless the Company elects to defer payment of such interest and pay it together with the principal amount of the Notes at maturity on July 18, 2006. Pursuant to the terms of the Security Agreement, the Company’s obligations under the Notes were secured by a security interest in a majority of the personal property and assets of the Company and certain of its subsidiaries. Interest expense accrued on the Notes for the years ended December 31, 2005, 2004 and 2003 approximated $320, $379 and $171. Prior to the due date of the first interest payment, the Company elected to defer all interest payments until further notice.

Subject to the terms and conditions of the Note and Warrant Purchase Agreement, the Company issued a warrant to purchase 12,950,000 shares of its common stock to Deutsche Bank on or about August 12, 2003. The Company issued the remaining 2003 Warrants to purchase an aggregate of 144,944,737 shares of its common stock to Deutsche Bank (105,471,053 shares) and VantagePoint (39,473,684 shares) on or about December 9, 2003. All of these warrants were issued with an exercise price of $0.38 per share. On November 3, 2005, the Notes and the 2003 Warrants were cancelled pursuant to the term of that certain Implementation Agreement (described below).

On July 18, 2003, the Company recorded the Note and Warrant transactions in accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” whereby a fair value was ascribed to the 157,894,737 2003 Warrants to be issued to the Investors (related to the Note and Warrant Purchase Agreement) together with the 2,260,909 warrants to be issued to VP and certain of its affiliates (related to VP’s increased guarantee under Amendment No. 1 to the Reimbursement Agreement) using a Black-Scholes valuation model with the following assumptions: (i) a risk free interest rate of 2.24% (three-year Treasury rate), (ii) a zero dividend yield, (iii) a three-year life, (iv) an expected volatility of 152%, (v) a warrant option price of $0.38 per share for the 157,894,737 2003 Warrants and $0.4423 per share for the 2,260,909 warrants and (vi) a current market price of $0.83 (the closing price of the Company’s common stock on July 18, 2003) per share. A fair value was ascribed to the Notes using a present value method with a 19% discount rate. The relative fair value of the warrants representing 87% of the combined fair value of the warrants

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

and Notes was applied to the $30,000 proceeds to determine a note discount of approximately $26,063 which was recorded as a reduction to the Notes payable and an increase to additional paid in capital. The note discount was being amortized to interest expense using the “Effective Interest Method” of amortization over the 36 month term of the Notes. For the years ended December 31, 2005, 2004, and 2003, approximately $8,058, $4,954 and $1,266, respectively, of this note discount was amortized to interest expense.

On July 18, 2003, in connection with the Note and Warrant Purchase Agreement, the Company, the 2003 Investors and certain of the stockholders of the Company entered an Amended and Restated Stockholders Agreement, which provided for rights relating to the election of directors, the registration of the Company’s common stock and certain protective provisions. On November 3, 2005, the Amended and Restated Stockholders Agreement was cancelled and terminated pursuant to that certain Implementation Agreement (described below).

A portion of the proceeds from the sale of the Notes and 2003 Warrants was used by the Company to repay certain debt and lease obligations. During 2003, the Company pre-paid approximately $10,200 for the complete repayment of approximately $14,600 of its debt and lease obligations.

On October 7, 2004, the Company closed a financing transaction with Laurus Master Fund, Ltd. (“Laurus”), pursuant to which the Company sold to Laurus convertible notes and a warrant to purchase common stock of the Company. The securities issued to Laurus were a $4,250 Secured Convertible Minimum Borrowing Note (the “MB Note”), a $750 Secured Revolving Note (the “Revolving Note” and, together with the MB Note, the “Laurus Notes”), and a Common Stock Purchase Warrant to purchase 1,143,000 shares of the Company’s common stock (the “Laurus Warrant”). As part of the financing transaction with Laurus, the Company paid Laurus a closing fee of $163. The Laurus Notes are collateralized by a security interest and first priority lien on certain trade accounts receivable. As of December 31, 2005, the Company’s outstanding principal debt to Laurus under the MB Note and the Revolving Note, respectively, was $4,073 and $0.

The Company and Laurus placed the transactions and funds into escrow on August 31, 2004, pending the Company’s procurement of a waiver of certain rights of the 2003 Investors, represented by Deutsche Bank Trust Company Americas, the administrative agent to the Investors (“DBTCA”), and agreement from the 2003 Investors to subordinate their lien on trade accounts receivable of the Company to the lien granted to Laurus. On October 7, 2004, the Company reached agreement with Laurus and the 2003 Investors on subordination terms and the initial financing proceeds of $4,250 were released from escrow, of which $4,024 were deposited into a Company account with DBTCA. The Company’s withdrawal and use of such financing proceeds were subject to the prior approval of DB Advisors L.L.C., as advisor to Deutsche Bank, and DBTCA. As of March 1, 2005, the Company received approval to withdraw and received $3,038 of the $4,250 borrowed, of which $2,429 was included with restricted cash at December 31, 2004. During March of 2005, the Company received approval to withdraw and received the remaining $1,212 of the 4,250 borrowed.

The Laurus Notes mature on August 1, 2006. Annual interest on the Laurus Notes is equal to the prime rate published in The Wall Street Journal from time to time, plus two percent, provided, that, such annual rate of interest on the Laurus Notes may not be less than six percent or more than seven percent. Notwithstanding the six percent interest rate

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

floor, the interest rate on the Laurus Notes will be decreased two percent per annum for each 25% increase in the price of the Company’s common stock above $0.28 per share, if, at that time, the Company has on file with the SEC an effective registration statement for the resale of shares of common stock issued or issuable upon conversion of the MB Note and upon exercise of the Laurus Warrant and, if not, the interest rate will be decreased one percent per annum for each 25% increase in the price of the Company’s common stock above $0.28 per share.  Any change in the interest rate on the Laurus Notes will be determined on a monthly basis. In no event will the interest rate on the Laurus Notes be less than 0.00%. Interest on the Laurus Notes is payable monthly in arrears on the first day of each month during the term of the Laurus Notes.   At December 31, 2005, the interest rate on the Laurus Notes was 7%.

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

In exchange for agreement by the 2003 Investors to subordinate to Laurus their prior lien on certain of the Company’s accounts receivable, the Company issued warrants to the 2003 Investors (the “2004 Warrants”), allocated ratably in accordance with the 2003 Investors’ interests in the Company’s July 2003 note and warrant financing, to purchase up to an aggregate of 19,143,000 shares of common stock. The 2004 Warrants were approved by the Company’s stockholders on

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

February 9, 2005; were to expire on July 18, 2006; and were exercisable solely in the event of a change of control of the Company where the price paid per share of common stock or the value per share of common stock retained by the Company’s common stockholders in any such change of control is less than the then current per share exercise price of the 2003 Warrants. The Company determined that the fair value of the 2004 Warrants was not material and accordingly no modifications to the July 18, 2003, Note and Warrant transaction was required. On November 3, 2005, the 2004 Warrants were cancelled pursuant to the terms of that certain Implementation Agreement (described below).

The Company determined, in accordance with the guidance of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” that the following derivatives resulted from the Laurus financing transaction described above: (i) the conversion option of the MB Note and (ii) the 1,321,571 warrants issued to Laurus and TN. Accordingly, the Company recorded the fair value of these derivatives approximating $231 as a debt discount and a non-current liability on its consolidated balance sheet. The note discount is being amortized to interest expense using the “Effective Interest Method” of amortization over the 22 month term of the MB Note. For the years ended December 31, 2005 and 2004, approximately $125 and $27, respectively, of this note discount was amortized to interest expense. Also, at December 31, 2005 the value of the derivatives were decreased by approximately $243 to the then current fair value of approximately $43 with a corresponding credit to other income. At December 31, 2004 the value of the derivatives were increased by approximately $55 to the then current fair value of approximately $286 with a corresponding charge to other expense. The Company will continue to mark these derivatives to market on a quarterly basis.

On November 2, 2005, pursuant to the terms of a Securities Purchase Agreement dated such date between DunKnight Telecom Partners LLC (“DunKnight”) and the Company, as amended on January 3, 2006 (the “DunKnight Purchase Agreement”), the Company consummated a private placement to DunKnight of 18% Secured Debentures, at a discount to their face principal amount, due September 4, 2006 (the “Debentures”). Pursuant to the terms of the DunKnight Purchase Agreement, as described in more detail below, the Company borrowed an aggregate of $10,000 in exchange for its issuance of an aggregate $13,000 in face principal amount of Debentures.

At the first closing under the DunKnight Purchase Agreement, which occurred on November 2, 2005, the Company issued a $8,000 face principal amount Debenture and received $6,000 in gross cash proceeds on November 3, 2005. At the second closing, which occurred on February 1, 2006, the Company issued an additional $5,000 in face principal amount of Debentures to DunKnight and its co-investor (Knight Vision Foundation) and received an additional $4,000 in gross cash proceeds. Each Debenture matures on September 4, 2006 and carries an annual interest rate of 18%, payable monthly in arrears in cash based on the face principal amount of the Debenture. Interest is based on a 360-day year and the actual number of days elapsed. The monthly cash requirements in respect of interest payments are approximately $120 following the first closing, commencing on December 1, 2005, and an additional $75 following the second closing, commencing on March 1, 2006, for an aggregate approximate $195 per month. Overdue interest is subject to an additional annual interest rate of 10.5% and, upon an event of default, the interest rate will increase by an additional 10.5%. Upon the occurrence of an event of default, DunKnight may declare all amounts under the Debentures immediately due and payable in cash and, in such event, the Company would be required to pay 112% of the principal amount of the Debentures, plus all accrued and unpaid interest and any unpaid penalties or late fees. The

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

Company may prepay the entire principal amount due under the Debentures at any time without any additional premium or penalty.

The Company recorded the $2,000 discount between the $6,000 cash received and the $8,000 face principal of the first closing as a debt discount which is being amortized to interest expense over the term of the note, using the effective interest method. The Company amortized $371 of this discount to interest expense in 2005.

Pursuant to the terms of that certain Implementation Agreement dated November 2, 2005, among the Company and the 2003 Investors (the “Implementation Agreement”), on November 3, 2005, the Company used $5,500 of the proceeds of the first closing of the DunKnight Debenture financing to eliminate, at a substantial discount, $30,870 (inclusive of accrued but unpaid interest) in senior secured debt due July 6, 2006 originally issued to the 2003 Investors on July 18, 2003; cancel all outstanding shares of the Company’s Series Z preferred stock previously issued to VantagePoint that carried a liquidation preference of $15,680; and cancel warrants to purchase approximately 190,890,621 shares of the Company’s common stock previously issued to the 2003 Investors. In addition, the Implementation Agreement terminated, subject to exceptions for certain limited surviving provisions, all previously existing agreements under which the 2003 Investors and their affiliates had imposed numerous financial, operational, and other contractual obligations on the Company.

The above described transaction constitutes a troubled debt restructuring in accordance with the guidance of SFAS 15, as concessions were granted by the 2003 Investors for economic reasons related to the Company’s financial difficulties that they would not otherwise have considered. The 2003 Investors, as debt holders, expected to obtain more cash and an increased probability of receiving such cash by granting the concessions a opposed to refusing to grant such concessions.

As a result of the above described troubled debt restructuring, the Company recorded a gain on the extinguishment of debt in the measurement of net income as follows:

Face value of notes	$30,000
Accrued Interest at November 2, 2005	870
Subtotal	30,870
Debt discount balance at November 2, 2005	(11,785)
Notes, net of discount	19,085
Debt pay-off amount	(5,500)
Subtotal	13,585
Unamortized balance of deferred financing costs	(142)
Professional fees to negotiate debt pay-off	(25)
Gain on extinguishment of debt	$13,418

When calculating the gain on debt extinguishment, the Company did not allocate any portion of the settlement payments to the cancelled warrants or the carrying value of the Series Z preferred stock because the realizable value of those instruments in a bankruptcy scenario would have been de minimus. The Company recognized a $2,630 positive adjustment included in net loss applicable to common stockholders, resulting from cancellation of the Series Z preferred

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

stock, whereby the carrying value of the Series Z preferred stock was eliminated by an increase to additional paid-in capital.

The following table depicts the Company’s outstanding debt balances at December 31, 2005 and 2004:

	December 31,
	2005	2004

DunKnight secured debentures	$8,000	$—
Unamortized debt discount	(1,628)	—
Subtotal	6,372	—

Deutsche Bank/VantagePoint secured notes	—	30,000
Accrued interest	—	550
Unamortized debt discount	—	(19,843)
Subtotal	—	10,707

Laurus secured convertible note	4,073	4,250
Unamortized debt discount - derivatives	(79)	(204)
Unamortized debt discount - closing fees	(77)	(209)
Subtotal	3,917	3,837

Total debt, net of discount	10,289	14,544
Less current portion	(10,289)	—
Non-current portion	$—	$14,544

8.	Commitments and Contingencies

Leases

Rent expense under operating leases was approximately $1,520, $1,392 and $1,480, for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company leases space in several buildings, which are used for office, warehouse and network operations facilities. The Company is obligated under various building leases and capital equipment leases, primarily for its network and computer equipment, which expire at different times through September 2006.

The future minimum annual lease payments under the terms of such non-cancelable leases as of December 31, 2005 are as follows:

	Operating	Capital
	Leases	Leases

2006	$450	$54
Less: Amount representing interest		—
Present value of future minimum lease payments		$54

In March of 2006, the Company signed a five year lease for its headquarters operations which will be relocated from New Haven, Connecticut to Wallingford, Connecticut. Also, in March of 2006, the Company signed a six month lease for "turn-key" office space in Reston, Virginia and allowed to expire without renewal its former office lease in Herndon, Virginia.  Future minimum annual lease payments under these two new leases are: $153 in 2006, $219 in 2007, $222 in 2008, $222 in 2009, $222 in 2010, and $55 in 2011.

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

In July 2005, the Company exercised its purchase option at the end of the lease term to acquire certain telephone equipment for $93, which is being repaid over 12 months. In the aggregate, there were capital lease obligations of approximately $54 and $50 at December 31, 2005 and 2004, respectively.

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

Purchase Commitments

The Company has varying purchase commitments with certain service providers that range from one to five years all of which may be cancelled with prior written notice of which some are subject to early termination fees.

Litigation

A lawsuit for wrongful termination of employment was filed against the Company in the Superior Court in New Haven, Connecticut on July 29, 1999 by a former officer who was employed by the Company for less than two months. That action was subsequently moved to the Superior Court in Waterbury, Connecticut, Complex Litigation Docket. Plaintiff’s claims were based chiefly on his allegation that the Company terminated his employment because he allegedly voiced concerns to senior management about the feasibility of certain aspects of the Company’s business strategy. The plaintiff had been principally seeking compensatory damages for wages and unvested stock options. The parties entered into a settlement agreement on or about September 27, 2005, pursuant to which this matter was settled (without admission of fault by the Company) and dismissed (with prejudice to plaintiff), upon payment of an aggregate settlement amount of $20.

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

Other Matters

The Company has entered into interconnection agreements with traditional local telephone companies. The agreements generally have terms of one to two years and are subject to certain renewal and termination provisions by either party, generally upon 30 days’ notification. The Company has renewed such agreements beyond their initial terms in the past and anticipates that it will do so in the future. Future interconnection agreements may contain terms and conditions less favorable to the Company than those in its current agreements and could increase the Company’s costs of operations, particularly when there are changes to the federal or state legal requirements applicable to such agreements. The FCC adopted new unbundling rules in August 2003 and again in February 2005 that have increased the cost to the Company for certain high capacity loops and transport facilities from and between certain of the Company’s central offices located within the central offices of incumbent local exchange carriers. Effective March 11, 2005, the cost of the affected circuits increased by up to a maximum of 15%. Effective March 11, 2006, the 15% cap on increased costs for these affected circuits was lifted and incumbent local exchange carriers may now charge higher “special access” or negotiated rates for these affected circuits. During 2005 and the first quarter of 2006, the Company engaged in a substantial network re-grooming exercise to, among other things, restructure its network to eliminate the Company’s need for, and reduce the Company’s use of, these affected circuits. Where the Company continues to have a need for such facilities, the Company has negotiated special rates. As a result of these efforts, the Company does not anticipate that it will incur any material increase in network expenses in 2006 associated the FCC’s 2003 and 2005 unbundling rules.

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

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

In connection with the Company’s 2004 convertible debt financing with Laurus, the Company granted Laurus certain registration rights for the common stock underlying the MB Note and Laurus Warrant, and filed and caused to become effective a registration statement with the SEC on Form S-3. As a result of the cessation of the Company’s common stock listing on the American Stock Exchange (“AMEX”), and the quotation of the Company’s common stock on the OTC Bulletin Board service (“OTCBB”), the Company’s eligibility for continued use of Form S-3 for resale registrations will lapse. Laurus may require the Company to file and cause to become effective a registration statement on Form S-1, for the resale by Laurus of the common stock underlying the MB Note and Laurus Warrant. If the Company fails to cause said registration statement to become effective within the time period set forth in the transaction documents with Laurus, the Company may become subject to certain penalties in an amount not in excess of $255.

9.	Related Party Transactions

On February 3, 2005, the Company entered into compensation agreements with four of its executive officers (representing all of its then current executive officers other than the Company’s chief executive officer). Under the terms of the agreements, each of the subject individuals was eligible to receive a fixed dollar cash compensation amount, in three equal installments, on June 30, 2005, August 31, 2005 and December 31, 2005, provided such individual was employed by the Company on each of such dates. If, prior to a payment date, the individual was terminated by the Company for cause, or resigned other than for good reason, he would forfeit the right to receive any remaining unvested payments. Upon the occurrence of a change in control of the Company, or if the individual was terminated without cause or terminated his employment with the Company for good reason, the individual would immediately fully vest in all remaining payments that would have become due and payable under such agreement but for the passage of time and the individual’s continued employment with the Company, and he would have the right to immediately receive the total amount of all remaining payments under the agreement. The total amount of potential payments which could have become due and owing under these agreements, for all four individuals in the aggregate, was $350. Each of Mr. DeSantis and Mr. Markley received $83.3 in payments before forfeiting any remaining rights under his agreement due to their respective resignations from the Company in September 2005. Each of Mr. Keisch and Mr. Esterman received $50 in payments under these agreements, of which amount, $16.6 was paid in January of 2006. These agreements effectively expired with the last payments made thereunder.

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

On September 23, 2005, Walter R. Keisch, who served as an executive officer of the Company in the capacity of Vice President - Finance prior to that date, was appointed the Company’s Chief Financial Officer and Treasurer. In connection with such promotion, the Company’s Board of Directors provided Mr. Keisch with a $25 increase in his base salary.

On November 2, 2005, pursuant to the terms of the DunKnight Purchase Agreement, the Company consummated a private placement to DunKnight of 18% Secured Debentures, at a discount to their face principal amount. Pursuant to the terms of the DunKnight Purchase Agreement, as described in more detail above (Note 3), the Company borrowed an aggregate of $10,000 in exchange for its issuance of an aggregate of $13,000 in face principal amount of Debentures.

Effective as of January 3, 2006, the Company entered into an agreement (the “Amendment”) with DunKnight, extending the maturity date of the Company’s issued and outstanding Debenture, dated November 2, 2005, in face principal amount of $8,000, from August 2, 2006 until September 4, 2006, and delaying the date on which DunKnight was required to lend an additional $4,000 to the Company from January 3, 2006 to February 1, 2006.

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

Keir Kleinknecht, a member of the Board of Directors of the Company as on November 3, 2005, is the sole managing member and founder of DunKnight. Additionally, David F. Struwas, the Chief Executive Officer, President and a member of the Board of Directors of the Company as of November 3, 2005, acquired a non-managing membership interest in DunKnight (an approximate 4% interest for a $250 capital contribution) prior to the DunKnight financing transaction with the Company. Prior to the DunKnight financing, the Company had no material relationship with DunKnight. At the time of the DunKnight financing, Mr. Struwas owned 63,250 shares of common stock of the Company. Mr. Struwas, a former founder, director and executive officer of the Company during the period from 1998-2004, was not affiliated with DunKnight during his prior tenure with the Company.

Pursuant to the terms of that certain Implementation Agreement, as described in more detail above (Note 3), on November 3, 2005, the Company used $5,500 of the proceeds of the first closing of the DunKnight Debenture financing to eliminate, at a substantial discount, $30,870 (inclusive of accrued but unpaid interest) in senior secured debt due July 6, 2006 originally issued to the 2003 Investors on July 18, 2003; cancel all outstanding shares of the Company’s Series Z Preferred Stock previously issued to VantagePoint that carried a liquidation preference of $15,600; and cancel warrants to purchase approximately 190,890,621 shares of Company common stock previously issued to the 2003 Investors. In addition, the Implementation Agreement terminated, subject to exceptions for certain limited surviving provisions, all previously existing agreements under which the 2003 Investors and their affiliates had imposed numerous financial, operational and other contractual obligations on the Company. During the course of the negotiation and approval of the Implementation Agreement, William J. Marshall

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

served as Deutsche Bank’s designated representative on the Company’s Board of Directors; Mr. Marshall resigned from the Board in connection with the closing of the transactions contemplated by the Implementation Agreement.

In connection with the DunKnight Debenture financing, the employment of Kirby G. “Buddy” Pickle with the Company was effectively terminated on November 2, 2005. Mr. Pickle’s termination of employment triggered severance benefits under his employment agreement with the Company dated April 14, 2004 (the “Existing Employment Agreement”). Additionally, on November 2, 2005, the Company entered into an amendment to the Existing Employment Agreement with Mr. Pickle (the “Amendment Agreement”) to address considerations arising from the American Jobs Creation Act of 2004 (the “Jobs Act”). Pursuant to the Existing Employment Agreement, the Company (i) is obligated to continue to pay Mr. Pickle, as severance, his base salary for the eighteen months following his termination of employment, in an aggregate amount of $525 in accordance with regular payroll practices, and (ii) is obligated to pay for Mr. Pickle’s COBRA costs for the continuation of his medical benefits for the eighteen month period, subject to Mr. Pickle’s compliance with the surviving provisions of the Existing Employment Agreement. Pursuant to the Amendment Agreement, Mr. Pickle and the Company agreed to defer all severance payments of base compensation under the Existing Employment Agreement for a period of six months and one day from his termination date. On the first payroll date after such six month and one day period, all payments otherwise payable to Mr. Pickle during such period will be paid in a lump sum. Monthly severance payments will continue thereafter for the remainder of the 18 month period. Pursuant to Mr. Pickle’s existing stock option agreement, the vesting of Mr. Pickle’s options accelerated such that all unvested shares subject to the options that would otherwise have vested over the period of 12 months following the date of termination of Mr. Pickle’s employment with the Company immediately vested and remain exercisable until the first anniversary of the termination date. In consideration for these payments, Mr. Pickle executed and delivered a standard release and waiver in favor of the Company. Mr. Pickle’s non-compete obligations under the Existing Employment Agreement continue for the term of the severance payments.

In connection with the Company’s closing of the Debenture financing with DunKnight, the Company’s Board of Directors awarded one-time transaction bonuses to Mr. Pickle, in the amount of $350, and to Marc R. Esterman, the Company’s General Counsel and fellow executive officer, in the amount of $25.

Effective on November 3, 2005, the Company entered into an employment agreement with David F. Struwas, who succeeded Mr. Pickle as the Company’s new chief executive officer as part of the Company’s financing transaction with DunKnight on that date. The employment agreement provides for a $300 annual base salary, which is subject to annual review by the Board of Directors, a one-time, $100 signing bonus, payable in twelve substantially equal monthly installments, and benefits, paid vacation, sick leave, and personal leave comparable to the benefits and leave offered to the Company’s other senior executive officers. Provided that he has not been terminated for “cause” and has not resigned for other than “good reason,” each as defined in the employment agreement, Mr. Struwas will be eligible for a bonus for his work during fiscal year 2006, to be paid at the discretion of the Board of Directors based on the Company’s achievement of operating results targeted in the Company’s 2006 operating plan in the form approved by the Company’s Board. Thereafter, the employment agreement anticipates that Mr. Struwas will be eligible for annual performance bonuses in the discretion of the Board of Directors.

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

The Board of Directors also granted Mr. Struwas non-qualified stock options to acquire 8,000,000 and 4,850,000 shares of the Company’s common stock, on November 3, 2005 and January 4, 2006, respectively, pursuant to the Company’s Amended and Restated 2001 Stock Option and Incentive Plan (the “2001 Stock Plan”). The options vest over three years with no shares vesting until the six month anniversary of the grant date, 16.7% of the shares vesting on the six month anniversary date and 2.78% of the shares vesting on each successive month thereafter until fully vested on the three-year anniversary of the grant date. The 8,000,000 options carry an exercise price of $0.06 per share, which was the market value of the Company’s common stock on the Determination Date (as defined in the 2001 Stock Plan) under the 2001 Stock Plan; the 4,850,000 options carry an exercise price of $0.04 per share, which was the market value of the Company’s common stock on the Determination Date under the 2001 Stock Plan.

Struwas’ employment agreement entitles him to severance under certain circumstances. If Mr. Struwas is terminated without “cause” or if he resigns for “good reason,” then he will be entitled to receive continuation of his base salary and medical benefits for (i) twelve months, if he is terminated or resigns before the twelve month anniversary of his employment, or (ii) eighteen months, if he is terminated or resigns anytime thereafter. Severance is conditioned upon Mr. Struwas executing and delivering a general release and waiver in favor of the Company. If Mr. Struwas is terminated for “cause,” or quits other than for “good reason”, he is entitled to no severance payments. All severance payments of base compensation will be accelerated so that they are paid no later than March 15th of the year following the year in which Mr. Struwas is terminated from employment in order to address considerations arising from the Jobs Act.

Mr. Struwas’ employment is at-will, and his Employment Agreement contains non-compete covenants and confidentiality obligations.

On October 7, 2004, in exchange for the agreement by the 2003 Investors to subordinate to Laurus their prior lien on the Company’s trade accounts receivable in connection with the closing of the Company’s $5,000 convertible notes and warrant financing with Laurus, the Company issued to the 2003 Investors the 2004 Warrants. As a further condition to the agreement by the 2003 Investors to subordinate to Laurus their prior lien on certain of the Company’s trade accounts receivable, the Company agreed to deposit the proceeds from the Laurus convertible notes and warrant financing into a Company account maintained at DBTCA. The Company’s withdrawal and use of the proceeds of the Laurus convertible notes and warrant financing were subject to the prior approval of DBTCA and of DB Advisors L.L.C., as advisor to Deutsche Bank. As of March 1, 2005, the Company received approval to withdraw and received $3,038 of the $4,250 borrowed, of which $2,429 was included with restricted cash at December 31, 2004. During March of 2005, the Company received approval to withdraw and received the remaining $1,212 of the 4,250 borrowed.

Additionally, certain of the Company’s directors as of the date of the Laurus transaction (through their affiliation with the 2003 Investors) had direct or indirect interests in the Laurus financing transaction, as follows: (1) former director Duncan Davidson, who served as a director of the Company at the time of the Laurus transaction, was, at such time, a venture partner with VantagePoint, (2) former director James D. Marver, who served as a director of the Company at the time of the Laurus transaction, was, at such time, a managing partner of the general partner of the VantagePoint entities, (3) former director Roderick Glen MacMullin, who resigned from the

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

Company’s Board of Directors on November 19, 2004 and who was a member of the Board at the time of the Laurus financing transaction, was, as of the time period of the Laurus financing, affiliated with Xavier Sussex, LLC, an investment advisory firm that had performed investment advisory services to DB Advisors, L.L.C. (“DB Advisors”), the investment advisor to Deutsche Bank, (4) former director Roger Ehrenberg, who resigned from the Company’s Board of Directors on September 8, 2004, prior to the closing of the Laurus financing, was a member of the Board during the negotiation and approval of the Laurus financing and during such time was affiliated with DB Advisors, and (5) former director William J. Marshall, who served as a director of the Company at the time of the Laurus transaction and through November 2, 2005, was, at the time of the Laurus transaction, a principal of RockRidge Capital Partners, Inc., an investment advisory firm that had performed investment advisory services to DB Advisors.

During 2004, VantagePoint converted 20,000 shares of Series X preferred stock into 125,138,082 shares of the Company’s common stock (inclusive of shares of common stock issued in lieu of cash to pay accrued dividends on the Series X preferred stock).

During 2003, the Series Y Investors (including Columbia) converted 14,000 shares of Series Y preferred stock into 35,140,012 shares of the Company’s common stock (including shares issued as dividends) (Note 9). As of December 31, 2003, funds affiliated with one remaining Series Y Investor (Charles River Partnership, L.P.) owned 1,000 shares of Series Y preferred stock which are convertible into approximately 2,260,909 shares of the Company’s common stock (Note 9). These remaining 1,000 shares of Series Y preferred stock were converted into common shares in February, 2004. In addition, resulting from guarantees issued under the Reimbursement Agreement (Note 7), Columbia had warrants to acquire approximately 1,358,025 shares of the Company’s common stock. These warrants were exercised in February 2004. An affiliate of Columbia, Harry Hopper, was a member of the Company’s Board of Directors until August 5, 2003.

Pursuant to the terms of the Reimbursement Agreement, on December 27, 2002, the Company issued warrants to purchase 10,379,420 shares of its common stock to VantagePoint and warrants to purchase 1,634,473 shares of its common stock to Columbia (Columbia subsequently transferred 445,254 of such warrants to VantagePoint), in consideration for their guarantees aggregating $6,100. The Company issued additional warrants to purchase 767,301 shares of its common stock to VantagePoint and 168,806 shares of its common stock to Columbia during the first quarter of 2003, bringing the total number of warrants issued to 12,950,000. All such warrants were exercisable for ten years at an exercise price of $0.50 per share (Note 7). Prior to the execution of the Reimbursement Agreement, VantagePoint beneficially owned 21,956,063 shares of the Company’s common stock and 20,000 shares of the Company’s Series X preferred stock, which were convertible into 111,111,111 shares of the Company’s common stock, and Columbia owned 15,000 shares of the Company’s Series Y preferred stock, which were convertible into 30,000,000 shares of the Company’s common stock (Note 9). At the time of the transactions described immediately above, Mr. Marver was an affiliate of VantagePoint and a member of the Board of Directors. Mr. Hopper, an affiliate of the Columbia entities, was a member of the Company’s Board of Directors from December 28, 2001 to August 5, 2003.

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
(Dollars in Thousands, Except Per Share Data)

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

Mr. Yagemann resigned from the Board of Directors on July 7, 2004. Mr. Marver resigned from the Board of Directors on April 18, 2005.

On July 18, 2003, the Company entered into the Note and Warrant Purchase Agreement (Note 7). VantagePoint participated in the transactions contemplated by the Note and Warrant Purchase Agreement). Two affiliates of VantagePoint (Messrs. Marver and Yagemann) were members of the Company’s Board of Directors.

On July 22, 2004, the Company entered into a recapitalization agreement with VantagePoint, pursuant to which all of the then remaining issued and outstanding shares of Series X preferred stock of the Company were converted into shares of the Company’s common stock and 14,000 shares of newly issued Series Z preferred stock of the Company were issued to VantagePoint as an inducement to such conversion (Note 9). During the negotiation and closing of this transaction, two affiliates of VantagePoint (Messrs. Marver and Yagemann) served on the Company’s Board of Directors.

10.	Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Equity

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

The holders of the Series X preferred stock were entitled to receive cumulative dividends of 12% per year ($120.00 per share per annum) when and as declared by the Board of Directors. All such dividends accrued monthly and were payable in cash, except in the case of the conversion of the Series X preferred stock into common stock, in which case such dividends were, at the sole option of the Company, able to be paid in shares of common stock. The accrued but unpaid dividends were payable upon the earliest to occur of (i) the liquidation, dissolution, winding up or change in control (as described below) of the Company, (ii) the conversion of the Series X preferred stock into common stock and (iii) the redemption of the Series X preferred stock.

In the event of the liquidation, dissolution or winding up of the Company, the holders of the Series X preferred stock were entitled to $1,000 per share plus all unpaid accrued dividends (whether or not declared), on parity with holders of the Series Y preferred stock (discussed

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

below). Remaining assets, if any, were to be distributed to the holders of Series X preferred stock, Series Y preferred stock, common stock and any other class or series of the Company’s capital stock that was not limited to a fixed sum or percentage of assets, on a pro rata basis assuming full conversion into the Company’s common stock of all preferred stock. Unless a majority of the holders of the then outstanding Series X preferred stock elect otherwise, (i) an acquisition, merger or consolidation which results in a majority ownership change or (ii) the sale of all or substantially all of the assets of the Company (i.e., a “change in control”) would have been deemed to be a liquidation of the Company.

At the option of the holders of the Series X preferred stock, each share of Series X preferred stock was convertible at any time, into approximately 5,555.56 shares of common stock, which was subject to adjustment for certain subsequent dilutive issuances and stock splits. Since the conversion option price was less than the market price of the Company’s common stock on the date the Series X Purchase Agreement was signed (“the Series X commitment date”), the Company recorded a Beneficial Conversion Feature (“BCF”) by a reduction (discount) to Preferred Stock in accordance with the guidance under EITF 00-27. The BCF was determined using the intrinsic value method which is defined as the “accounting conversion price” less the quoted market price of the common stock on the Series X commitment date multiplied by the number of common shares into which the preferred stock converts; however, the BCF recognized was limited to the net proceeds received from the issuance of the Series X preferred stock. The BCF is accreted from the Preferred Stock issuance dates to the redemption date of July 18, 2006. The accreted BCF is included in the calculation of net loss applicable to common stockholders.

The Series X preferred stock was to automatically convert into common stock upon the close of business on the date on which the closing sale price of the Company’s common stock exceeded $2.50 per share (as adjusted for any stock splits, stock dividends, recapitalizations or the like) for a period of 45 consecutive trading days beginning after May 13, 2002.

The Series X preferred stock had voting rights similar to common stock based on the number of shares into which such Series X preferred stock was initially convertible. So long as at least 50% of the Series X preferred stock issued pursuant to the Series X Purchase Agreement remained outstanding, the holders of the Company’s Series X preferred stock had the right to elect a majority of the members of the Company’s Board of Directors. In addition, so long as at least 25% of the Series X preferred stock issued pursuant to the Series X Purchase Agreement remained outstanding, the holders of the Company’s Series X preferred stock had the right to vote as a separate class with respect to the approval of (i) the authorization or issuance, or obligation to issue, any equity-related security having rights, preferences or privileges senior to or, during the six-month period commencing December 28, 2001, on parity with, the Series X preferred stock, (ii) any alteration or change to the rights, preferences or privileges of the Series X preferred stock or (iii) any reclassification of the Series X preferred stock. The Series X preferred stock was redeemable, on parity with the Series Y preferred stock (discussed below), at the option of the holders of a majority of the then outstanding shares of Series X preferred stock at any time on or after January 1, 2005 (which date was subsequently extended to July 18, 2006, as discussed below) at a price equal to $1,000 per share plus all unpaid accrued dividends (whether or not declared).

On December 24, 2001, the Company entered into a purchase agreement with Columbia Capital Equity Partners III (QP), L.P., Columbia Capital Equity Partners II (QP), L.P., The Lafayette Investment Fund, L.P., Charles River Partnership X, A Limited Partnership and N.I.G. -

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

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

The holders of Series Y preferred stock were entitled to receive cumulative dividends of 12% per year ($120.00 per share per annum) when and as declared by the Company’s Board of Directors. All such dividends accrued monthly and were payable in cash, except in the case of the conversion of the Series Y preferred stock into common stock, dividends were, at the sole option of the Company, able to be paid in shares of common stock. Notwithstanding the foregoing, accrued but unpaid dividends were payable upon the earliest to occur of (i) the liquidation, dissolution, winding up or change of control (as described below) of the Company, (ii) the conversion of the Series Y preferred stock into common stock and (iii) the redemption of the Series Y preferred stock.

In the event of the liquidation, dissolution or winding up of the Company, the holders of Series Y preferred stock were entitled to receive $1,000 per share plus all unpaid accrued dividends (whether or not declared) in parity with the holders of the Company’s Series X preferred stock. Remaining assets, if any, were to be distributed to the holders of Series X preferred stock, Series Y preferred stock, common stock and any other class or series of the Company’s capital stock that is not limited to a fixed sum or percentage of assets on a pro rata basis, assuming full conversion into the Company’s common stock of all Preferred Stock. Unless a majority of the holders of the then outstanding Series Y preferred stock elect otherwise, (i) an acquisition, merger or consolidation of the Company which results in a majority ownership change or (ii) the sale of all or substantially all of the assets of the Company (i.e., a “change in control”) would have been deemed to be a liquidation of the Company.

In May 2002, the Company’s certificate of incorporation was amended to, among other things, increase the number of authorized shares of common stock to 400,000,000. Subsequent to this increase in the authorized shares, at the option of the holders of the Series Y preferred stock, each share of Series Y preferred stock was able to be converted into 2,000 shares of common stock, subject to adjustment for certain subsequent dilutive issuances and stock splits (adjusted to 2,260.9 shares of common stock on July 18, 2003, as discussed below). Since the conversion option price was less than the market price of the Company’s common stock on the dates the Series Y commitments occurred, the Company has recorded a BCF by a reduction (discount) to Preferred Stock in accordance with the guidance under EITF 00-27. The BCF was determined using the intrinsic value method which is defined as the “accounting conversion price” less the quoted market price of the common stock on the Series Y commitment dates multiplied by the number of common shares into which the preferred stock was convertible; however, the BCF recognized was limited to the net proceeds received from the issuance of the Series Y preferred stock. The BCF is accreted from the Preferred Stock issuance dates to the redemption date of

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

July 18, 2006. The accreted BCF is included in the calculation of net loss applicable to common stockholders.

The Series Y preferred stock was to automatically convert into common stock upon the close of business on the date on which the closing sale price of the common stock exceeded $2.50 per share (as adjusted for any stock splits, stock dividends, recapitalizations or the like) for a period of 45 consecutive days commencing on or after June 26, 2002.

Each share of Series Y preferred stock had the right to 978.5 votes and, except as otherwise provided in the Company’s certificate of incorporation or required by law, voted together with all other classes and series of capital stock of the Company as a single class on all actions to be taken by all holders of the Company’s stock. So long as at least 25% of the Series Y preferred stock issued pursuant to the Series Y Purchase Agreement remained outstanding, the holders of the Company’s Series Y preferred stock had the right to vote as a separate class with respect to the approval of (i) the authorization or issuance, or obligation to issue, any equity-related security having rights, preferences or privileges senior to or, during the six-month period commencing December 28, 2001, on parity with, the Series Y preferred stock, (ii) any alteration or change to the rights, preferences or privileges of the Series Y preferred stock or (iii) any reclassification of the Series Y preferred stock.

The Series Y preferred stock was redeemable, on parity with the Series X preferred stock and any other class or series of the Company’s capital stock entitled to redemption that is on parity with the Series X preferred stock, at the option of a majority of the holders of the then outstanding shares of Series Y preferred stock at any time on or after July 18, 2006, at a price equal to $1,000 per share plus all unpaid accrued dividends (whether or not declared).

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

Due to the effects of the Company’s $30,000 debt financing issued with warrants to purchase common stock at $0.38 per share (Note 7) on July18, 2003, the Series Y conversion price was adjusted from $0.50 per share (each share of Series Y preferred stock was convertible into 2,000 shares of common stock) to $0.4423 per share (each share of Series Y preferred stock is convertible into approximately 2,260.9 shares of common stock) in accordance with certain anti-dilution provisions of the Series Y preferred stock. Accordingly, the Company recorded an additional BCF. In addition, the Company and holders of a majority of the Series X preferred stock and Series Y preferred stock agreed to extend the redemption dates of the Series X preferred stock and Series Y preferred stock from January 1, 2005 to July 18, 2006.

In the third quarter of 2003, 88 shares of Series Y preferred stock were converted into 176,000 shares of the Company’s common stock at a conversion price of $0.50 per share and, in accordance with the terms of the Series Y preferred stock, the Company elected to pay accrued

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

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

As a result of the conversions of 9,950 shares of Series Y preferred stock in the third quarter of 2003, the Company was required to accelerate the unaccreted BCF related to such shares, which amounted to an additional $4,724 of preferred stock accretion charged in the third quarter of 2003.

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

As a result of the conversions of 4,050 shares of Series Y preferred stock in the fourth quarter of 2003, the Company was required to accelerate the unaccreted BCF related to such shares, which amounted to an additional $1,699 of preferred stock accretion charged in the fourth quarter of 2003.

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
(Dollars in Thousands, Except Per Share Data)

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

All of the Series X and Series Y preferred stock was converted into shares of the Company’s common stock during 2004. The Series X preferred stock and Series Y preferred stock activity for the years ended December 31, 2004 and 2003, is summarized as follows :

	Mandatorily Redeemable Convertible Preferred Stock
	Series X		Series Y
	Shares	Amount	Shares	Amount

Balance December 31, 2002	20,000	$8,741	15,000	$5,381

Conversion of Series Y Preferred Stock to Common stock			(14,000)	$(14,000)
Payment of dividends on converted Series Y Preferred Stock				(2,522)
Accrued dividends on Series X and Y Preferred Stock		2,345		1,353

Accretion of beneficial conversion feature of Series X and Y Preferred Stock		5,145		9,182
Preferred Stock reclassification				1,394
Balance December 31, 2003	20,000	$16,231	1,000	$788

Conversion Series X and Y Preferred Stock to common stock	(20,000)	$(20,000)	(1,000)	$(1,000)

Accrued dividends on Series X and Y Preferred Stock		940		10

Payment of dividends on converted Series X and Y Preferred Stock		(5,600)		(221)

Accretion of beneficial conversion feature of Series X and Y Preferred Stock
		8,429		423
Balance December 31, 2004	—	$—	—	$—

In accordance with the above described Recapitalization Agreement, the Company issued to

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

VantagePoint 14,000 shares of Series Z preferred stock, with a liquidation preference of up to $1,120 per share ($15,680 in the aggregate) and a total fair value of $2,630 (further discussed below). The Series Z preferred stock was issued to VantagePoint in the recapitalization to induce them to convert their remaining 14,000 shares of Series X preferred stock and to preserve, for a period up to four years, VantagePoint’s liquidation preference rights, which would otherwise have terminated upon such conversion. VantagePoint had the right to a liquidation preference on the shares of Series Z preferred stock it held in the event of any liquidation, dissolution or winding up of the Company (including a transaction approved in advance by the board of directors of the Company for: (i) the sale of the Company to another entity in a reorganization, merger, consolidation or otherwise, if following such transaction or series of transactions the holders of the outstanding voting power of the Company prior to such transaction would own less than a majority of the voting power of the surviving entity or (ii) the sale of substantially all of the assets of the Company). The Series Z preferred stock did not contain any conversion or mandatory redemption provisions, nor did it have any special dividend or special voting rights. The Series Z preferred stock’s liquidation preference was to be eliminated, and the shares of Series Z preferred stock cancelled, on July 18, 2008. In addition, the liquidation preference amount was to be reduced upon the occurrence of the following events:

•
if the Company became subject to a petition under the U.S. Bankruptcy Code and sold all or substantially all of its assets other than in a transaction of series of transactions in which the business of the Company was acquired by a third party as a business and VantagePoint had sold more than 39 million shares, but less than 58 million shares, of the Company’s common stock issued in connection with the transactions contemplated by the Recapitalization Agreement, then the liquidation preference would have been reduced to $8,680 in the aggregate; and

•	upon the first of any of the following, the liquidation preference would have been reduced to $0 in the aggregate and the Series Z Preferred Stock cancelled:

▪	July 18, 2008;
▪
the Company became subject to a petition under the U.S. Bankruptcy Code and sold in or pursuant to such proceeding all or substantially all of its assets and VantagePoint had sold more than 58 million shares of the Company’s common stock issued in connection with the transactions contemplated by the Recapitalization Agreement;

▪	VantagePoint owned more than 50% of the Company’s common stock; or
▪	the Company’s common stock closed above $1.50 per share for 45 consecutive trading days.

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

The Series Z preferred stock was cancelled on November 3, 2005, pursuant to the terms of an

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

Implementation Agreement dated November 2, 2005, among the Company and the 2003 Investors (Note 7).

Common Stock Transactions

In the first quarter of 2005, the Company issued 1,000 shares of its common stock for shares purchased under its employee stock purchase plan (discussed below). As of March 1, 2005, there were no employees participating in the stock purchase plan.

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

Common Stock Reserved

The Company has reserved shares of common stock as follows:

	2005	2004
1999 Stock Plan	1,575,191	5,745,919
2001 Stock Plan	22,863,378	24,886,823
VISI Stock Option Plans	—	19,192
Kirby Pickle Stock Option Plan	8,333,333	10,000,000
1999 Employee Stock Purchase Plan	205,660	206,660
Stock Warrants	1,321,571	192,212,192
Convertible Minimum Borrowing Note	15,178,571	15,178,571
Total	49,477,704	248,249,357

Stock Warrants

On October 7, 2004, in exchange for agreement by the 2003 Investors to subordinate to Laurus their prior lien on certain of the Company’s accounts receivable, the Company issued the 2004 Warrants to the 2003 Investors, allocated ratably in accordance with the 2003 Investors’ interests in the Company’s July 2003 note and warrant financing, which warrants provided for the purchase of up to an aggregate of 19,143,000 shares of common stock (Note 7). The 2004 Warrants were to expire on July 18, 2006 and were exercisable solely in the event of a qualifying change of control.  On November 3, 2005, all of the 2004 Warrants were cancelled pursuant to the terms of the Implementation Agreement.

Also on October 7, 2004, as part of the Laurus financing, the Company issued a warrant to

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

Laurus to purchase up to 1,143,000 shares of the Company’s common stock at an exercise price of $0.35 per share. The Company also issued a warrant to purchase 178,571 shares of the Company’s common stock, at an exercise price of $0.35 per share, to TN, as compensation for TN’s having served as the placement agent in the financing transaction with Laurus. The Laurus Warrant and the warrant issued to TN each expire on August 31, 2009 (Note 7).

Pursuant to the terms of the Reimbursement Agreement, in December 2002, the Company issued warrants to purchase 12,013,893 shares of its common stock and in March 2003, the Company issued warrants to purchase 936,107 shares of its common stock, to VantagePoint and Columbia, in consideration for their loan guarantees aggregating $6,100. All such warrants had a ten-year life and an exercise price of $0.50 per share (Note 7). The Company issued additional warrants in December 2003, to purchase 2,260,909 shares of its common stock to VantagePoint in consideration for their additional $3,000 loan guarantee. Such warrants had a ten-year life and an exercise price of $0.4423 per share. Certain of the warrants were exercised in 2004 and the remaining warrants were cancelled on November 3, 2005, pursuant to the terms of the Implementation Agreement (Note 7).

In July 2003, pursuant to the Note and Warrant Purchase Agreement, the Company issued to Deutsche Bank and VantagePoint, warrants to purchase 157,894,737 shares of its common stock. All such warrants had a three-year life and an exercise price of $0.38 per share. On November 3, 2005, all of these warrants were cancelled pursuant to the terms of the Implementation Agreement (Note 7).

In November 2003, warrants owned by VantagePoint to purchase 83,314 shares of the Company’s common stock expired and accordingly, were cancelled.

At December 31, 2005 and 2004, the Company had outstanding warrants to purchase 1,321,571 and 192,212,192 shares of common stock, respectively.

11.	Income Taxes

The Company has recorded income tax provisions on the net earnings of its discontinued operations for the years ended December 31, 2004 and 2003, of $62 and $62, respectively, with equal offsetting income tax benefits on the net losses of its continuing operations in the same respective years, as the Company files consolidated tax returns and the Company generated consolidated net operating losses for those respective years.

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

The Company’s gross deferred tax assets and liabilities were comprised of the following:

	December 31,
	2005	2004	2003

Gross deferred tax asset:
Net operating loss carryforwards	$126,158	$122,014	$111,175
Depreciation	—	—	195
Other	4,963	5,636	6,189
Gross deferred tax assets	131,121	127,650	117,559

Gross deferred tax liability:
Depreciation	1,977	1,227	—
Other	945	596	863
Gross deferred tax liabilities	2,922	1,823	863

Net deferred tax assets	128,199	125,827	116,696
Valuation allowance	(128,199)	(125,827)	(116,696)
Net deferred taxes	$—	$—	$—

A full valuation allowance is recorded against the net deferred tax assets because management believes it is more likely than not that these assets will not be realized. If future profitability is achieved, a significant portion of the net deferred tax assets may not be available to offset future income tax liabilities (discussed below).

At December 31, 2005 and 2004, the Company had approximately $325,665 and $313,074 of federal and state net operating loss carryforwards, respectively. Of this amount, approximately $6,000 relates to stock-based compensation deductions which, when realized, will be accounted for as a credit to additional paid-in-capital rather than a reduction to the income tax provision. The federal net operating loss carryforwards begin to expire in 2019 and the state net operating loss carryforwards began to expire in 2004. A significant portion of the net operating loss carryforwards may be subject to limitations under the U.S. federal income tax laws due to changes in the capital structure of the Company.

The provision for (benefit from) income taxes reconciles to the statutory federal tax rate as follows:

	December 31,
	2005	2004	2003

Statutory federal tax rate	(34.00)%	(34.00)%	(34.00)%
State income tax, net of federal benefit	(4.72)	(4.96)	(4.62)
Permanent differences	0.15	0.06	2.39
Deferred tax state rate change	8.96	0.00	0.00
Deferred tax asset valuation allowance	29.61	38.90	36.23
Effective federal tax rate	—%	—%	—%

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

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

13.	Incentive Stock Award Plans

Employee Stock Option Plan

In February 2005, the Company further amended the 2001 Stock Plan to (i) increase the number of shares of common stock authorized under the 2001 Stock Plan to a total of 65,000,000, and to (ii) increase the number of options that may be issued to an employee in any calendar year from 5,000,000 shares to 8,000,000 shares.

Options granted to employees under the Company’s Amended and Restated 1999 Stock Plan (the “1999 Stock Plan”) and the 2001 Stock Plan generally vest, at the discretion of the Board of Directors, either at (i) 25% after one year, then ratably over the next thirty-six months, or (ii) 16.7% after six months and a day, then ratably over the next thirty months. Once vested, the options under both plans are exercisable for ten years from the date of grant.

In conjunction with its acquisition of VISI in 2000, the Company also assumed all of the then outstanding options issued under the VISI 1997 and 1999 Stock Option Plans (together with the 1999 Stock Plan and the 2001 Stock Plan, the “Plans”), which became fully vested options to purchase an aggregate of 898,926 shares of common stock. No additional options were granted by the Company under the VISI stock option plans. The VISI options were valued at $6,654 at the time of the acquisition.

In April 2004, as authorized by the Company’s Board of Directors, the Company entered into an employment agreement and related stock option agreement with Kirby G. Pickle, in connection with Mr. Pickle becoming the chief executive officer of the Company. Under the

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

stock option agreement for Mr. Pickle, an option to purchase a total of 10,000,000 shares of the Company’s common stock was granted to Mr. Pickle as an inducement to his employment with the Company. In connection with the termination of Mr. Pickle’s employment with the Company on November 2, 2005, and in accordance with the terms of his stock option agreement, Mr. Pickle’s stock options that would otherwise have vested up through November 1, 2006, immediately vested, and all of Mr. Pickle’s stock options that would otherwise have vested after November 1, 2006, immediately expired. At December 31, 2005, Mr. Pickle held options to purchase a total of 8,333,333 shares of the Company’s common stock at a per share exercise price of $0.48. All such stock options expire on November 3, 2006.

A summary of activity under the Plans for the years ended December 31, 2003, 2004 and 2005 is as follows:

		Weighted Average

	Number of	Fair	Exercise
	Shares	Value	Price

Outstanding at December 31, 2002	23,877,004

Granted	1,463,000	$0.47	$0.56
Exercised	(5,363,763)		$0.43
Cancelled	(1,304,475)		$1.41

Outstanding at December 31, 2003	18,671,766

Granted	31,950,000	$0.51	$0.64
Exercised	(39,911)		$0.29
Cancelled	(9,929,921)		$0.85

Outstanding at December 31, 2004	40,651,934

Granted	8,135,000	$0.05	$0.06
Exercised	—
Cancelled	(16,015,032)		$0.80

Outstanding at December 31, 2005	32,771,902

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

The following summarizes the outstanding and exercisable options under the Plans as of December 31, 2005, 2004 and 2003:

	Options Outstanding			Options Exercisable

		Weighted Avg.
		Remaining Life	Weighted Avg.		Weighted Avg.
Exercise Price	Number	(in years)	Exercise Price	Number	Exercise Price
12/31/05
$0.02-0.49	20,167,408	5.5	$0.28	11,201,773	$0.43
$0.49-1.05	11,819,286	7.5	$0.57	7,727,249	$0.61
$1.05-2.07	58,958	5.1	$1.21	58,958	$1.21
$2.07-5.19	496,750	4.8	$2.71	496,750	$2.71
$5.19-7.78	132,000	4.3	$6.84	132,000	$6.84
$7.78-10.37	0
$10.37-12.96	91,000	4.3	$11.94	91,000	$11.94
$12.96-15.56	4,500	4.1	$14.65	4,500	$14.65
$15.56-$25.94	2,000	4.1	$22.34	2,000	$22.34
	32,771,902	6.2	$0.48	19,714,230	$0.65

12/31/04
$0.02-0.49	17,807,444	7.7	$0.40	7,558,901	$0.34
$0.49-1.05	19,148,341	7.7	$0.58	8,243,953	$0.60
$1.05-2.07	1,379,692	6.9	$1.10	1,374,627	$1.10
$2.07-5.19	1,963,124	5.4	$2.80	1,953,852	$2.80
$5.19-7.78	171,833	4.6	$6.89	171,833	$6.89
$7.78-10.37	80,000	0.2	$8.38	80,000	$8.38
$10.37-12.96	91,000	5.3	$11.94	91,000	$11.94
$12.96-15.56	8,500	2.7	$14.52	8,500	$14.52
$15.56-$25.94	2,000	5.0	$22.34	2,000	$22.34
	40,651,934	7.5	$0.70	19,484,666	$0.90

12/31/03
$0.02-0.49	8,026,838	8.5	$0.29	2,752,783	$0.28
$0.49-1.05	5,953,181	8.2	$0.62	2,653,537	$0.64
$1.05-2.07	1,799,475	6.9	$1.24	1,339,411	$1.29
$2.07-5.19	2,314,069	6.8	$2.87	1,868,464	$2.87
$5.19-7.78	325,745	6.3	$6.76	294,496	$6.77
$7.78-10.37	81,000	5.8	$8.38	81,000	$8.38
$10.37-12.96	103,000	6.3	$11.94	94,725	$11.94
$12.96-15.56	62,458	6.0	$14.79	61,213	$14.80
$15.56-$25.94	6,000	6.1	$21.50	5,874	$21.44
	18,671,766	8.0	$1.07	9,151,503	$1.57

The estimated fair value at date of grant for options granted for the year ended December 31, 2005, ranged from $0.05 to $0.20 per share, for the year ended December 31, 2004, ranged from $0.18 to $0.71 per share, for the year ended December 31, 2003, ranged from $0.43 to $0.63 per share. The minimum value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

	December 31,
	2005	2004	2003

Risk free interest rate	3.38%-4.50%	1.96%-3.67%	2.15%-3.06%
Expected dividend yield	None	None	None
Expected life of option	3-4 years	3-4 years	3-4 years
Expected volatility	96% - 141%	134% - 145%	152%

As additional options are expected to be granted in future years, and the options vest over several years, the above pro forma results are not necessarily indicative of future pro forma results.

The Company records deferred compensation when common stock options and shares of restricted stock are granted with an exercise price below estimated fair value. Deferred compensation is recognized to compensation expense generally over the vesting period. Unvested options for terminated employees are cancelled and the value of such options are recorded as a reduction of deferred compensation with an offset to additional-paid-in-capital. Stock compensation expense totaled approximately $0, $0 and $438 for the years ended December 31, 2005, 2004 and 2003, respectively.

Employee Stock Purchase Plan

The Company’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”) authorized the issuance of up to a total of 300,000 shares of common stock to participating employees.

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

During the years ended December 31, 2005, 2004 and 2003, the Company issued 1,000, 8,836 and 15,380 shares of its common stock, respectively, under the Purchase Plan. As of March 1, 2005 there were no employees participating in the Purchase Plan.

14.	Employee Savings Plan 401(k)

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

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

December 31, 2005, 2004 and 2003, totaled $126, $110 and $166, respectively.

15.	Accrued Liabilities

Accrued liabilities included the following:

	December 31,
	2005	2004

Taxes payable - other than income taxes	$727	$906
Accrued telecommunication expenses	508	531
Other accrued liabilities	796	957
Total	$2,031	$2,394

16.	Restructuring and Impairments

There were no increases or charges to restructuring reserves during the year ended December 31, 2005, and there were no restructuring reserve balances at December 31, 2005 and December 31, 2004.

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

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

The following table summarizes the additions and charges to the restructuring reserve from December 2002 through December 2004, and the remaining reserve balance at December 31, 2004:

	Facility Leases	Central Office Term. Fees	Total
Reserve balance at Dec. 31, 2002	$620	$315	$935

Additions to the reserve	252	—	252

Charges to the reserve	(332)	(315)	(647)

Reserve balance at Dec. 31, 2003	540	—	540

Charges to the reserve	(540)	—	(540)

Reserve balance at Dec. 31, 2004	$—	$—	$—

17.	Subsequent Events

On January 9, 2006 the Company’s common stock was cleared for quotation on the OTCBB under the symbol “DSLN.” Commencement of quotation on the OTCBB was facilitated by efforts of an applying market maker, whose sponsorship of the Company’s common stock was approved by appropriate regulatory authorities. The Company’s common stock had previously been traded on the AMEX under the symbol “BIZ”. The move from the AMEX to the OTCBB was prompted by the Company’s receipt of a suspension and delisting notice from AMEX due to the low selling price of the Company’s common stock.

On February 1, 2006, the Company received $4,000 representing the second installment from the November 2, 2005, debt financing transaction with DunKnight, for which the Company issued an additional $5,000 in face principal amount of Debentures to DunKnight and its co-investor (Knight Vision Foundation) at 18% interest per annum, maturing on September 4, 2006 (Note 7).

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in Thousands, Except Per Share Data)

18.	Selected Unaudited Quarterly Financial Data

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$13,674	$12,706	$11,716	$10,923	$49,019
Operating loss	$(1,518)	$(677)	$(1,865)	$(3,217)	$(7,277)
(Loss) income from continuing operations, net of income taxes	$(3,489)	$(3,089)	$(4,804)	$8,445	$(2,936)
(Loss) income from discontinued operations, net of income taxes	$(13)	$7	$(5,952)	$460	$(5,498)
Net (loss) income	$(3,502)	$(3,082)	$(10,756)	$8,905	$(8,434)
Preferred Stock dividends, accretion and fair value changes	—	—	—	2,630	2,630
Net (loss) income applicable to common stockholders	$(3,502)	$(3,082)	$(10,756)	$11,535	$(5,804)
Net (loss) income per share from continuing operations, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$0.04	$0.00
Net (loss) income per share from discontinued operations, basic and diluted	$(0.00)	$0.00	$(0.02)	$0.00	$(0.02)
Net (loss) income per share, basic and diluted	$(0.01)	$(0.01)	$(0.04)	$0.04	$(0.02)
2004
Revenue	$15,879	$15,748	$14,899	$14,228	$60,755
Operating loss	$(6,076)	$(4,871)	$(4,569)	$(2,666)	$(18,183)
Loss from continuing operations, net of income taxes	$(7,010)	$(5,951)	$(5,945)	$(4,444)	$(23,349)
(Loss) income from discontinued operations, net of income taxes	$(53)	$127	$26	$20	$120
Net loss	$(7,063)	$(5,824)	$(5,919)	$(4,423)	$(23,229)
Preferred Stock dividends, accretion and fair value changes	(3,942)	(1,008)	(7,482)	—	(12,432)
Net loss applicable to common stockholders	$(11,005)	$(6,832)	$(13,401)	$(4,423)	$(35,661)
Net loss per share from continuing operations, basic and diluted	$(0.08)	$(0.05)	$(0.06)	$(0.02)	$(0.20)
Net (loss) income per share from discontinued operations, basic and diluted	nil	nil	nil	nil	nil
Net loss per share, basic and diluted	$(0.08)	$(0.05)	$(0.06)	$(0.02)	$(0.20)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 21, 2005, the Company dismissed PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm and engaged Carlin, Charron & Rosen, LLP as its new independent registered public accounting firm. The change in independent registered public accounting firms was not the result of any disagreements with PricewaterhouseCoopers LLP.

During the fiscal years ended December 31, 2005 and 2004, there were no disagreements with our independent registered public accounting firms on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.  Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated the Company’s disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.

b) Changes in Internal Controls

There have been no changes in the Company’s internal controls over financial reporting, or, to the Company’s knowledge, in other factors during the fourth quarter of 2005 that could materially affect these controls, subsequent to the date of evaluation of the Company’s disclosure controls and procedures referred to above.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Occupations of Directors and Officers

Pursuant to the Company’s certificate of incorporation, the Company has three classes of directors, each serving for a three year term. Class III was last elected at our annual meeting of stockholders held on October 14, 2003. Class I was last elected at our annual meeting of stockholders held on February 9, 2005. Class II shall be up for election at our next annual meeting of stockholders.

Set forth below is information relating to the directors and executive officers as of March 1, 2006:

Name	Age	Position
David F. Struwas	57	Class III Director, President and Chief Executive Officer
Walter R. Keisch	60	Chief Financial Officer and Treasurer
Marc R. Esterman	41	Sr. Vice President - Corporate Affairs, General Counsel and Secretary
Robert B. Hartnett, Jr. (1)(2)(3)	54	Class I Director
Robert G. Gilbertson (1)(2)(3)	64	Class II Director
Paul J. Keeler (1)(2)(3)	61	Class II Director
Keir Kleinknecht	30	Class I Director

(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Nominating and Corporate Governance Committee

Understandings or Agreements with regard to the Election of Directors

The Board of Directors of the Company has taken action to authorize and establish a five-member board, pursuant to powers provided by Delaware law and the Company’s certificate of incorporation and by-laws. Under the terms of the transaction documents governing the Company’s secured debt financing with DunKnight, for so long as the DunKnight debentures remain outstanding, the holders of a majority in principal amount of outstanding debentures shall be entitled to nominate one person to the Board and the Company shall thereafter use its commercially reasonable best efforts to maintain such Board seat and include such designee on all applicable proxies soliciting the election of such designee, subject to and in accordance with applicable law and the Company’s governing organizational instruments. Any vacancy in the office of the DunKnight director designee may be filled only by a designated representative of DunKnight. Notwithstanding the foregoing, the Company and the DunKnight debenture holders have agreed to take such actions as may reasonably be required in the Board’s determination to maintain such number of directors as may be required to provide for such number of independent directors as required by applicable SEC rules and regulations and the rules and regulations of any market or exchange on which the Company’s securities are then traded.

Biographical Information of Directors and Executive Officers

David F. Struwas was one of the original founders of the Company and, since November 2005, has served as the Company’s President and Chief Executive Officer, and as a Director. During his initial tenure with the Company, he served as President from November 1998 to

November 2000, as a Director and Chief Executive Officer from January 1999 to April 2004, and as Chairman of the Board of Directors from November 2000 to April 2004. He has also served as a consultant in the telecommunications industry, and has held key positions with Brooks Fiber-Worldcom, where he served as General Manager from January 1997 to August 1998, and with Southern New England Telecommunications Corporation (now part of AT&T), where he served in various positions from May 1980 to January 1997, most recently as Director of Marketing.

Marc R. Esterman has served as Sr. Vice President - Corporate Affairs, General Counsel and Secretary for the Company since January 2006. Prior to being named to his current position in January 2006, Mr. Esterman served as Vice President - Corporate Affairs, General Counsel and Secretary from December 2003 to January 2006, as Vice President - Corporate Affairs and Associate General Counsel of DSL.net from May 2003 to December 2003, and as Associate General Counsel of the Company from June 2000 to May 2003. From 1990 until 2000, Mr. Esterman worked in private practice as a corporate attorney with the law firms of Cummings and Lockwood, from March 1996 - June 2000, and Winthrop, Stimson, Putnam & Roberts, from September 1990 - March 1996.

Walter R. Keisch has served as Chief Financial Officer and Treasurer of the Company since September 2005. Previously, he served as Vice President - Finance from March 2001 to September 2005. From January to March 2001, he served as Corporate Controller. From July 2000 through December 2000, Mr. Keisch served as Chief Financial Officer for a start-up e-business unit of GE Capital Real Estate. From December 1997 to October 1999 he served as Vice President of Finance, Chief Financial Officer and Secretary for E-Sync Networks, Inc., an e-business service provider. From February 1990 to July 1997, he served as Controller at Textron Lycoming/Allied Signal Aerospace, Engines Division. Mr. Keisch has also served in a number of executive financial capacities with United Technologies and KPMG. Mr. Keisch is a CPA and brings over 25 years of senior-level financial experience to the Company.

Robert G. Gilbertson has served as a director of the Company since January 1999. He served as the Chairman of the Board of Directors of Motia, Inc., a smart antenna company, from November 2002 until November 2004. He has been a venture investor since 1996, and currently manages a large portfolio of public and private securities. From October 1999 through June 2001, he served as a Venture Partner and consultant at Sprout Group, a venture affiliate of Credit Suisse First Boston. In addition, Mr. Gilbertson served as Chairman of the Board of Directors of Network Computing Devices, Inc. from August 1999 until December 2001 and as President and Chief Executive Officer from May 1996 to August 1999. From April 1996 to April 1997, Mr. Gilbertson also served as Chairman of Avidia Systems Inc.

Robert B. Hartnett, Jr. has served as a director of the Company since May 2002. Currently, Mr. Hartnett is a private investor. From April 2002 until August 2004, he served as the Chairman of the Board of Directors and Chief Executive Officer of Blue Ridge Networks, a privately held Internet security company. Mr. Hartnett was President of Business Markets at Worldcom and Chief Executive Officer of UUNET from July 2000 until April 2001. Previously, Mr. Hartnett was President of global accounts at MCI Worldcom from August 1998 to June 2000. Prior to its merger with Worldcom in 1998, Mr. Hartnett was President of business sales and service at MCI Communications.

Paul J. Keeler has served as a director of the Company since June 2001. Mr. Keeler served as Senior Managing Director-Global Sales and Marketing, at Medley Global Advisors, LLC from May 2005 to March 2006. He is currently a managing partner at Convergence Consulting Group,

LLC, a financial and business consulting firm, and a member of the Board of Directors of SmartServ Online, Inc. From February 1991 to February 2001, Mr. Keeler was a Principal at Morgan Stanley & Co., and Head of Global Sales and Service for Morgan Stanley Capital International, a joint venture between Morgan Stanley & Company, Inc. and Capital Group Companies. Prior to that, Mr. Keeler served as Vice President of Morgan Stanley Technology Services; President, Chief Executive Officer and Vice Chairman of Tianchi Telecommunications Corp.; President and Chief Operating Officer of Westinghouse Communications Software, Inc.; Vice President of Strategic Accounts and Business Development for Reuters Holdings, PLC; and Director, Northeast Metro Region, of MCI Communications. He also served as President and CEO of Halcyon Securities Corporation and is a former member of the New York and American Stock Exchanges.

Keir Kleinknecht has served as a director of the Company since November 2005. Mr. Kleinknecht is the President, sole managing member and founder of DunKnight Telecom Partners LLC, a material investor in the Company. Since February 2001, he has served as Managing Partner and founder of Voltron Ventures LP, a private equity firm based in New York City. Since October 1999, he has served as Managing Partner of E-Goo Ventures, a venture capital firm. Mr. Kleinknecht also serves on the Boards of Directors of Audium Corporation, DSLi and Quickfilter Technologies, as well as boards and advisory boards of several venture firms. His background includes financial positions at the Commodities Exchange and Merrill Lynch, serving as a founder of MD Ventures LP, and experience in the mergers and acquisitions arena in the telecommunications industry.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such persons are required by regulations of the SEC to furnish the Company with copies of all such filings. Based solely on our review of copies of such filings received with respect to the fiscal year ended December 31, 2005, the Company believes that all such persons’ filings made by them in the fiscal year ended December 31, 2005 timely complied with all Section 16(a) filing requirements. The Company notes that VantagePoint, and one of its managing members, James D. Marver, filed respective Forms 4 with the SEC on March 16, 2006 reflecting the redemption and cancellation of VantagePoint’s Series Z Preferred Stock and common stock purchase warrants effected in connection with the Company’s November 2005 financing with DunKnight.

Audit Committee

The Company’s Audit Committee is comprised of Messrs. Robert G. Gilbertson, Robert B. Hartnett, Jr. and Paul J. Keeler, all of whom are outside directors. Mr. Gilbertson serves as the Chairman of the Audit Committee. The Board of Directors of the Company has determined that Mr. Gilbertson is an “audit committee financial expert,” as such term is defined by regulations promulgated by the SEC, and that such attributes were acquired through relevant education and/or experience. Upon its evaluation, the Board of Directors has determined and believes that all of such persons are capable of exercising independent judgment as members of the Company’s Audit Committee and are also “independent” under applicable securities laws.

Code of Ethics

On May 4, 2004, the Company’s Board of Directors adopted a formal, written code of ethics entitled “Code of Business Conduct and Ethics,” within the specific guidelines of Item 406 of Regulation S-K, promulgated under the Securities Act. The Company has communicated said code of ethics to all of its employees, including its officers, and in support of the principals of Item 406 has also established formal “whistle blower” procedures for the anonymous reporting by employees of alleged violations of our code of ethics. Such code of ethics can be viewed by clicking on the Investor Relations link from our website, http://www.dsl.net.

Item 11.  Executive Compensation

Compensation And Other Information Concerning Directors And Officers

Summary Compensation Table

The following summary compensation table sets forth the total compensation paid or accrued for the 2005 fiscal year for our named executive officers, including our chief executive officer, the four other most highly compensated executive officers who were serving as of December 31, 2005, and those individuals who would have been one of our four most highly compensated officers had they served as an officer on December 31, 2005.

Summary Compensation Table

								Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)		Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation ($)

Kirby G. Pickle (1) Former Director, President and Chief Executive Officer	2005 2004 2003	327,115 245,000 —	350,000 131,250 —	(2) (5)	10,000 8,500 —	(3) (6)	— — —	— 10,000,000 —	525,000 — —	(4)

David F. Struwas (7) Director, President and Chief Executive Officer	2005 2004 2003	42,692 183,508 200,000	16,666 — —	(8)	— — —		— — —	8,000,000 — —	— — —

J. Keith Markley (9) Former President and Chief Operating Officer	2005 2004 2003	161,537 207,692 200,000	— — —		83,333 — —	(10)	— — —	— 1,250,000 —	— — —

Robert J. DeSantis (11) Former Chief Financial Officer and Treasurer	2005 2004 2003	164,615 207,692 200,000	— — —		83,333 — —	(12)	— — —	— 1,250,000 —	— — —

Marc R. Esterman Sr. Vice President - Corporate Affairs, General Counsel and Secretary	2005 2004 2003	171,191 171,346 159,856	25,000 — —	(13)	33,333 — —	(14)	— — —	— 950,000 —	— — —

Walter R. Keisch Chief Financial Officer	2005 2004 2003	172,211 155,769 150,000	— — —		33,333 — —	(15)	— — —	— 950,000 —	— — —

1.	Mr. Pickle ceased service as an executive officer of the Company on November 2, 2005.

2.	Represents a one-time transaction bonus awarded in connection with the closing by the Company of the DunKnight financing.

3.	Represents Mr. Pickle’s car allowance during 2005.

4.
Mr. Pickle’s termination as an employee of the Company in connection with the DunKnight financing triggered Mr. Pickle’s contractual right to severance under his employment agreement, as amended. He is entitled to severance in the amount of $525,000, of which approximately one-third is due and payable in lump sum on May 1, 2006 and the balance is payable in accordance with the Company’s payroll periods in approximately equal installments over the 12 months following May 1, 2006.

5.	Represents Mr. Pickle’s sign-on bonus in 2004.

6.	Represents Mr. Pickle’s car allowance during 2004.

7.	Mr. Struwas returned as an executive officer of the Company on November 3, 2005.

8.	Represents the portion of Mr. Struwas’ $100,000 sign-on bonus paid to him during 2005; the remainder will be payable monthly through October 2006.

9.	Mr. Markley ceased service as an executive officer of the Company on September 16, 2005.

10.	Represents supplemental compensation paid pursuant to a compensation agreement dated as of February 3, 2005.

11.	Mr. DeSantis ceased service as an executive officer of the Company on September 22, 2005.

12.	Represents supplemental compensation paid pursuant to a compensation agreement dated as of February 3, 2005.

13.	Represents a one-time transaction bonus awarded in connection with the closing by the Company of the DunKnight financing.

14.	Represents supplemental compensation paid pursuant to a compensation agreement dated as of February 3, 2005.

15.	Represents supplemental compensation paid pursuant to a compensation agreement dated as of February 3, 2005.

Option Grants in Last Fiscal Year

The following table provides information concerning grants of options to purchase common stock made during the period from January 1, 2005 through December 31, 2005 to the named executive officers:

Option/SAR Grants In Last Fiscal Year

Potential Net Realizable Value(2)
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price or Base Price ($)	Expiration Date	5%	10%

Kirby G. Pickle	—	—	—	—	—	—
David F. Struwas (1)	8,000,000	98.34%	$ 0.06	11/03/2015	$ 301,869	$ 339,101
J. Keith Markley	—	—	—	—	—	—
Robert J. DeSantis	—	—	—	—	—	—
Marc R. Esterman	—	—	—	—	—	—
Walter R. Keisch	—	—	—	—	—	—

(1)
These options, which were granted under Mr. Struwas’ employment agreement, dated as of November 3, 2005, become exercisable with respect to approximately 16.67% of the total number of such shares on May 3, 2006. Thereafter, approximately 2.78% of the total number of such shares become exercisable monthly over the next 30 months.

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

Option Exercises and Fiscal Year End Values

The following table sets forth information with respect to the exercise of stock options during the year ended December 31, 2005 and the number and value of shares of our common stock underlying the unexercised options held by the named executive officers as of December 31, 2005.

Aggregated Option/SAR Exercises In Last Fiscal Year
And Fiscal Year-End Option/SAR Values

			Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised In-the- Money Options at December 31, 2005(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Kirby G. Pickle (2)	—	$—	8,333,333	—	$—	$—
J. Keith Markley (3)	—	$—	—	—	$—	$—
Robert J. DeSantis (4)	—	$—	—	—	$—	$—
Marc R. Esterman	—	$—	748,029	395,834	$—	$—
David F. Struwas	—	$—	—	8,000,000	$—	$—
Walter R. Keisch	—	$—	1,052,778	395,834	$—	$—

(1)
Value is based on the difference between the option exercise price and $0.04, the fair market value of the Company’s common stock on December 31, 2005, multiplied by the number of shares of common stock underlying the options.

(2)	As of November 2, 2005, Mr. Pickle ceased to be an officer and employee of the Company.

(3)	As of September 16, 2005, Mr. Markley ceased to be an officer and employee of the Company.

(4)	As of September 22, 2005, Mr. DeSantis ceased to be an officer and employee of the Company.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our Board of Directors, which in fiscal year 2005 was comprised of Messrs. Gilbertson, Hartnett and Keeler, reviewed salaries and incentive compensation for our executive officers during fiscal year 2005. No member of our Compensation Committee (i) was, during the last fiscal year, an officer or employee of our Company or any of its subsidiaries; (ii) was formerly an officer of our Company or any of its subsidiaries; or (iii) had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K. None of our executive officers has served as a director or member of the compensation committee, or other committee serving an equivalent function, of any other entity whose executive officers served as a director or member of our Compensation Committee.

Compensation of Directors

Pursuant to policies adopted by the Company’s Board of Directors in March 2004, the Company pays the following compensation, quarterly in equal installments, only to the Company’s outside directors, for services rendered to the Company as a director:

•	an annual retainer of $20,000;
•	an aggregate annual meeting fee of $10,000, paid as a flat fee, based on an assumed number of meetings;
•	an annual retainer of $7,500 for each Audit Committee member;
•	an annual retainer of $5,000 for the Chairman of the Audit Committee;
•	an annual retainer of $5,000 for each Compensation Committee member;
•	an annual retainer of $2,500 for the Chairman of the Compensation Committee;
•	an annual retainer of $2,000 for each Nominating and Corporate Governance Committee member; and
•	an annual retainer of $1,000 for the Chairman of the Nominating and Corporate Governance Committee.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

On February 3, 2005, the Company entered into compensation agreements with each of the following then current executive officers of the Company: J. Keith Markley, President and Chief Operating Officer; Robert J. DeSantis, Chief Financial Officer and Treasurer; Marc R. Esterman, Vice President - Corporate Affairs, General Counsel and Secretary, and Walter R. Keisch, Vice President - Finance. Under the terms of the agreements, each of those individuals was eligible to receive a fixed dollar cash compensation amount, in three equal installments, on June 30, 2005, August 31, 2005 and December 31, 2005, provided such individual was employed by the Company on each of such dates. If, prior to a payment date, the individual was terminated by the Company for cause, or resigned other than for good reason, he would forfeit the right to receive any remaining unvested payments. Upon the occurrence of a change in control of the Company, or if the individual was terminated without cause or terminated his employment with the Company for good reason, the individual would immediately fully vest in all remaining payments that would have become due and payable under such agreement but for the passage of time and the individual’s continued employment with the Company, and he would have the right to immediately receive the total amount of all remaining payments under the agreement. The total amount of potential payments which could have become due and owing under these agreements, for all four individuals in the aggregate, was $350,000. Each of Mr. DeSantis and Mr. Markley received $83,333 in payments before forfeiting any remaining rights under his agreement due to their respective resignations from the Company in September 2005. Each of Mr. Keisch and Mr. Esterman received $50,000 in payments under these agreements, of which amount, $16,666 was paid in January of 2006. These agreements effectively expired with the last payments made thereunder.

Effective as of November 2, 2005, the Company and Kirby G. Pickle, the Company’s former President and Chief Executive Officer, entered into an amendment to Mr. Pickle’s employment agreement, dated as of April 15, 2004, in connection with Mr. Pickle’s termination of employment as part of the Company’s financing transaction with DunKnight. Pursuant to the amendment, to address considerations arising from the American Jobs Creation Act of 2004 (the

“Jobs Act”), Mr. Pickle and the Company agreed to defer all severance payments of base compensation to which Mr. Pickle was entitled under the employment agreement stemming from his replacement as the Company’s Chief Executive Officer as part of the DunKnight financing, for a period of six months and one day from his termination date of November 2, 2005. On the first payroll date after such six month and one day period, all payments otherwise payable to Mr. Pickle during such period shall be paid in a lump sum. Monthly severance payments will continue thereafter for the remainder of the 18 month period provided under the employment agreement. The aggregate severance to which Mr. Pickle is entitled under the employment agreement is $525,000. He is also entitled to payment of health and dental insurance coverage under COBRA (to the extent Mr. Pickle elects to continue such coverage in accordance with the provisions of COBRA following the date of termination) during such severance period. Mr. Pickle executed a release in favor of the Company as a condition to receiving any such severance.

Effective on November 3, 2005, the Company entered into an employment agreement with David F. Struwas, who succeeded Mr. Pickle as the Company’s new Chief Executive Officer as part of the Company’s financing transaction with DunKnight on that date. The employment agreement provides for a $300,000 annual base salary, which is subject to annual review by the Board of Directors, a one-time, $100,000 signing bonus, payable in twelve equal monthly installments, and benefits, paid vacation, sick leave, and personal leave comparable to the benefits and leave offered to the Company’s other senior executive officers. Provided that he has not been terminated for “cause” and has not resigned for other than “good reason,” each as defined in the employment agreement, Mr. Struwas will be eligible for a bonus for his work during fiscal year 2006, to be paid at the discretion of the Board of Directors based on the Company’s achievement of operating results targeted in the Company’s 2006 operating plan in the form approved by the Company’s Board. Thereafter, the employment agreement anticipates that Mr. Struwas will be eligible for annual performance bonuses in an amount of up to 100% of his base salary, based on the Company’s achievement of performance targets, as determined by the Board of Directors in its discretion.

The Board of Directors also granted Mr. Struwas non-qualified stock options to acquire 8,000,000 and 4,850,000 shares of the Company’s common stock, on November 3, 2005 and January 4, 2006, respectively, pursuant to the Company’s Amended and Restated 2001 Stock Option and Incentive Plan (the “2001 Stock Plan”). The options vest over three years with no shares vesting until the six month anniversary of the grant date, 16.7% of the shares vesting on the six month anniversary date and 2.78% of the shares vesting on each successive month thereafter until fully vested on the three-year anniversary of the grant date. The 8,000,000 options carry an exercise price of $0.06 per share, which was the market value of the Company’s common stock on the Determination Date (as defined in the 2001 Stock Plan) under the 2001 Stock Plan; the 4,850,000 options carry an exercise price of $0.04 per share, which was the market value of the Company’s common stock on the Determination Date under the 2001 Stock Plan.

Mr. Struwas’ employment agreement entitles him to severance under certain circumstances. If Mr. Struwas is terminated without “cause” or if he resigns for “good reason,” then he will be entitled to receive continuation of his base salary and medical benefits for (i) twelve months, if he is terminated or resigns before the twelve month anniversary of his employment, or (ii) eighteen months, if he is terminated or resigns anytime thereafter. Severance is conditioned upon Mr. Struwas executing and delivering a general release and waiver in favor of the Company. If Mr. Struwas is terminated for “cause,” or quits other than for “good reason”, he is entitled to no severance payments. All severance payments of base compensation will be accelerated so that they are paid no later than March 15th of the year following the year in which Mr. Struwas is terminated from employment in order to address considerations arising from the Jobs Act.

Mr. Struwas’ employment is at-will, and the employment agreement contains non-compete covenants and confidentiality obligations.

Board Of Directors’ Report On Executive Compensation

Introduction

During fiscal year 2005, the Compensation Committee of the Board of Directors was responsible for developing executive compensation policies and advising the Company’s Board of Directors with respect to those policies and for maintaining and administering the Company’s Amended and Restated 1999 Stock Plan (the “1999 Stock Plan”), 1999 Employee Stock Purchase Plan (the “Purchase Plan”), and 2001 Stock Plan. During fiscal year 2005, the members of the Company’s Compensation Committee were Messrs. Gilbertson, Keeler and Hartnett, all non-employee, “independent” directors. The Committee’s goal is to create and implement a compensation program that will attract and retain talented executives and provide incentives to management to enhance the Company’s performance by basing a significant portion of annual and long-term compensation on performance. On September 1, 2004, the Compensation Committee adopted a new Compensation Committee charter, subject to Board approval. Our Board of Directors ratified the new charter on September 9, 2004, and such charter which remains in full force and effect, can be viewed by clicking on the Investor Relations link from DSL.net’s website, http://www.dsl.net. Under this charter, the Compensation Committee reviews and makes recommendations to management on company-wide compensation programs and practices; takes final action with respect to individual salary, bonus and equity arrangements of our executive officers; and recommends, subject to approval by our Board of Directors, any equity-based plans and any material amendments thereto (including increases to the number of shares of common stock available for grant as options or otherwise thereunder) for which stockholder approval is required.

Executive Compensation Program

The Company’s executive compensation program consists of two elements: salary and equity interests, principally in the form of restricted stock or stock options (the Company’s stock option plans, copies of which are on file with the SEC, also allow for grants of other forms of equity-based compensation, such as restricted stock awards). This program applies to the Company’s key management positions, including the position of chief executive officer. All of the Company’s executives also are eligible for employee benefits offered to all employees, including life, health, disability and dental insurance, and the Company’s 401(k) profit sharing plan and the Company’s employee stock purchase plan.

Salary. The Compensation Committee reviews and approves cash compensation for the chief executive officer and all other executive officers’ salaries. Base salaries for executive officers are established after considering various competitive and comparative factors, including amounts paid to senior executives with comparable qualifications, experience and responsibilities at other companies of similar size and engaged in a similar business to that of the Company, the Company’s performance relative to comparable companies, and the Company’s overall salary structure and general financial performance. During 2005, the Company did not have any specific corporate performance targets in place, the achievement of which would guarantee any increase in any executive officer’s base salary, but the Company did consider generally the relationship between corporate performance and executive compensation.

The salary compensation of the executive officers is based upon their qualifications, experience and responsibilities, as well as on the attainment of planned objectives and other factors deemed relevant by the Compensation Committee and/or the Board of Directors, including, in the case of existing executives, past performance of the given executive. The chief executive officer makes recommendations to the Compensation Committee regarding compensation levels for executive officers other than himself.

Equity Interests. Executives are eligible to receive stock option grants or other stock awards under the 1999 Stock Plan and the 2001 Stock Plan. As of March 1, 2006, 6,116,137 shares remained available for grant under the 1999 Stock Plan and 35,372,247 shares remained available for grant under the 2001 Stock Plan. The 1999 Stock Plan and the 2001 Stock Plan are designed to provide long-term performance and retention incentives for top management and other employees. An executive’s participation in this program is determined by the Compensation Committee and approved by the such Committee and/or Board of Directors.

The stock options granted to executives under the 1999 Stock Plan and the 2001 Stock Plan have an exercise price equal to the fair market value of the Company’s common stock at the time of grant. Historically, stock options granted to new executives were generally exercisable as to 25% of the total number of option shares on the one-year anniversary of such executive’s start date, and monthly thereafter become exercisable as to approximately 2.08% of the total number of option shares. In recent practice, however, the Company has used a three-year vesting schedule and six-month “cliff” for senior executive officer hires. Options granted to existing executives are generally exercisable as to approximately 16.67% of the total number of option shares on the day after the six-month anniversary of the date of grant of the options, and monthly thereafter become exercisable as to approximately 2.78% of the total number of option shares until fully vested.

In November 2005, as authorized by the Company’s Board of Directors, the Company entered into an employment agreement and related stock option agreement with David F. Struwas, the Company’s new chief executive officer. Under the stock option agreement for Mr. Struwas, an option to purchase a total of 8,000,000 shares of the Company’s common stock was granted to Mr. Struwas as an inducement to his employment with the Company, under the 2001 Stock Plan. Options granted under this agreement vest approximately 16.67% on the date six months following the grant date, and thereafter vest ratably on a monthly basis over the next thirty months. Once vested, the options are exercisable at an exercise price of $0.06 per share for ten years from the date of the grant.

Bonuses. The Company did not have an established bonus plan for executives in fiscal year 2005. From time to time, at the discretion of the Compensation Committee and/or the Company’s Board of Directors, bonuses are paid to certain executives in recognition of the executive’s performance. During 2005, the only executive officers who received a bonus payment were as follows: Mr. Struwas, who received a sign-on bonus, as discussed below, in connection with his appointment as Chief Exeuctive Officer of the Company in November 2005; Mr. Pickle, who received a one-time transaction bonus in the amount of $350,000 (representing one times his annual base salary) in connection with the closing by the Company of the DunKnight financing in November 2005; and Mr. Esterman, who received a one-time transaction bonus in the amount of $25,000 in connection with the closing by the Company of the DunKnight financing in November 2005.

In February 2005, the Company entered into compensation agreements with four of its executive officers (representing all of its then current executive officers other than the Company’s chief executive officer). Under the terms of the agreements, each of the subject individuals was eligible to receive a fixed dollar cash compensation amount, in three equal installments, on June 30, 2005, August 31, 2005 and December 31, 2005, provided such individual was employed by the Company on each of such dates. If, prior to a payment date, the individual was terminated by the Company for cause, or resigned other than for good reason, he would forfeit the right to receive any remaining unvested payments. Upon the occurrence of a change in control of the Company, or if the individual was terminated without cause or terminated his employment with the Company for good reason, the individual would immediately fully vest in all remaining payments that would have become due and payable under such agreement but for the passage of time and the individual’s continued employment with the Company, and he would have the right to immediately receive the total amount of all remaining payments under the agreement. The total amount of potential payments which could have become due and owing under these agreements, for all four individuals in the aggregate, was $350,000. Each of Mr. DeSantis and Mr. Markley received $83,333 in payments before forfeiting any remaining rights under his agreement due to their respective resignations from the Company in September 2005. Each of Mr. Keisch and Mr. Esterman received $50,000 in payments under these agreements, of which amount, $16,666 was paid in January of 2006. These agreements effectively expired with the last payments made thereunder.

Chief Executive Officer’s Compensation

Mr. Pickle’s compensation for 2005 was determined in accordance with his employment contract which was approved by the Board of Directors. Mr. Pickle ceased serving as an executive officer and employee of the Company on November 2, 2005. Mr. Struwas’ compensation for 2005 was determined in accordance with his employment contract which was approved by the Board of Directors. Mr. Struwas succeeded Mr. Pickle as the Company’s Chief Executive Officer on November 3, 2005.

Salary. Mr. Pickle received $327,115 in salary during 2005, representing the ratable portion of his contracted annual salary of $350,000. Mr. Pickle’s last day of employment with the Company was November 2, 2005. Mr. Struwas received $42,692 in salary during 2005, representing the ratable portion of his contracted annual salary of $300,000. Mr. Struwas’ first day of renewed employment with the Company was November 3, 2005.

Equity Interests. Mr. Pickle held 0 shares of the Company’s common stock, and options to purchase up to a total of 8,333,333 shares of the Company’s common stock at an exercise price of $0.48 per share, as of the date of this report. Mr. Pickle’s options expire on November 3, 2006. In November 2005, Mr. Struwas was granted options to purchase up to a total of 8,000,000 shares of the Company’s common stock, under the 2001 Stock Plan, on November 3, 2005, in connection with his appointment as the Company’s new chief executive officer. Options granted under this agreement vest approximately 16.67% on the date six months following the grant date, and thereafter vest ratably on a monthly basis over the next thirty months until fully vested. Once vested, the options are exercisable at an exercise price of $0.06 per share for ten years from the date of the grant.

Bonus. Mr. Pickle received a one-time transaction bonus of $350,000 (representing one times his annual base salary) in November 2005 in connection with the closing by the Company of its financing trasnactino with DunKnight. In November 2005, pursuant to his new employment agreement with the Company, Mr. Struwas was awarded a sign-on bonus of $100,000, payable in approximately equal amounts over 12 monthly pay periods, in accordance with the Company’s payroll cycles, in connection with his appointment as the Company’s new chief executive officer.

Each of Mr. Pickle’s and Mr. Struwas’ total compensation for 2005 is set out in detail in the Summary Compensation Table, above.

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

Board of Directors of DSL.net, Inc.

Robert G. Gilbertson*
Robert B. Hartnett, Jr.*
Paul J. Keeler*
Keir Kleinknecht
David F. Struwas

*Member of Compensation Committee.

Stock Performance Graph

The following graph compares the yearly change in the cumulative total stockholder return on the Company’s common stock during the period from December 31, 2000 through December 31, 2005, with the cumulative total return on (i) the Nasdaq Stock Market, (ii) the AMEX Stock Market and (iii) the Nasdaq Telecommunications Index. The comparison assumes that $100 was invested on December 31, 2000 in common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any:

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information, as of December 31, 2005, with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity Compensation Plans Approved by Shareholders	24,438,569	$0.49	45,566,888
Equity Compensation Plans Not Approved by Shareholders (1)	8,333,333	$0.48	—
Total	32,771,902	$0.48	45,566,888

(1)    In April 2004, as authorized by the Company’s Board of Directors, the Company entered into an employment agreement and related stock option agreement with Kirby G. Pickle, in connection with Mr. Pickle’s becoming the Chief Executive Officer of the Company. Under the stock option agreement for Mr. Pickle, options to purchase a total of 10,000,000 shares of the Company’s common stock were granted to Mr. Pickle as an inducement to his employment with the Company. In connection with the termination of Mr. Pickle’s employment with the Company on November 2, 2005, and in accordance with the terms of his stock option agreement, Mr. Pickle’s stock options that would otherwise have vested up through November 1, 2006, immediately vested, and all of Mr. Pickle’s stock options that would otherwise have vested after November 1, 2006, immediately expired. At December 31, 2005, Mr. Pickle held options to purchase a total of 8,333,333 shares of our common stock at a per share exercise price of $0.48. All such stock options expire on November 3, 2006.

Securities Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information regarding beneficial ownership of the Company’s capital stock as of March 1, 2006, by:

•	each person known by the Company to be the beneficial owner of more than 5% of the Company’s common stock;

•	each named executive officer;

•	each of the Company’s directors; and

•	all executive officers and directors as a group.

Unless otherwise noted below, the address of each person listed on the table is c/o DSL.net, Inc., 545 Long Wharf Drive, New Haven, Connecticut 06511, and each person has sole voting and investment power over the shares shown as beneficially owned except to the extent authority is shared by spouses under applicable law.

Beneficial ownership is determined in accordance with the rules of the SEC. In determining the number of shares of common stock beneficially owned, shares of capital stock issuable by the Company to a person pursuant to options or warrants, in each case which may be exercised within sixty days after March 1, 2006, are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares of common stock and the percentage beneficially owned by that person. Shares deemed to be beneficially owned by a person in accordance with the above rules are not deemed to be beneficially owned and outstanding for purposes of computing the percentage beneficially owned by any other person.

Name	Common Stock
	Shares	% of Class
Kirby G. Pickle (1)	8,333,333	3.4%
David F. Struwas (2)	63,250	*
J. Keith Markley (3)	0	*
Robert J. DeSantis (4)	0	*
Walter R.Keisch (5)	1,158,334	*
Marc R. Esterman (6)	859,885	*
Robert B. Hartnett, Jr. (7)	1,024,999	*
Robert G. Gilbertson (8)	1,108,249	*
Paul J. Keeler (9)	1,074,999	*
Keir Kleinknecht	0	*
The VantagePoint entities 1001 Bayhill Drive, Suite 300 San Bruno, CA 94066 (10)	55,146,727	23.6%
All executive officers and directors as a group (10 persons) (11)	13,623,049	5.5%
__________________

* Indicates less than 1%.

(1)
Includes 8,333,333 shares issuable upon exercise of options held by Mr. Pickle that are exercisable within 60 days after March 1, 2006. Mr. Pickle ceased serving as an executive officer and as a director on November 2, 2005.

(2)	Does not include 1,328,000 shares issuable upon exercise of options held by Mr. Struwas that are exercisable on May 3, 2006 (63 days after March 1, 2006).

(3)	Mr. Markley resigned as an executive officer on September 16, 2005.

(4)	Mr. DeSantis resigned as an executive officer on September 22, 2005.

(5)	Includes 1,158,334 shares issuable upon exercise of options held by Mr. Keisch that are exercisable within 60 days after March 1, 2006.

(6)	Includes 853,585 shares issuable upon exercise of options held by Mr. Esterman that are exercisable within 60 days after March 1, 2006.

(7)	Includes 1,024,999 shares issuable upon exercise of options held by Mr. Hartnett that are exercisable within 60 days after March 1, 2006.

(8)	Includes 1,108,249 shares issuable upon exercise of options held by Mr. Gilbertson that are exercisable within 60 days after March 1, 2006.

(9)	Includes 1,074,999 shares issuable upon exercise of options held by Mr. Keeler that are exercisable within 60 days after March 1, 2006.

(10)	The entities listed below owned the shares of capital stock of the Company indicated in the table below as of March 1, 2006.

Stockholder	Shares of Common Stock Held
VantagePoint Venture Partners 1996, L.P.	10,561,178
VantagePoint Communications Partners, L.P.	10,923,262
VantagePoint Venture Partners III, L.P.	3,880,430
VantagePoint Venture Partners III (Q), L.P.	29,562,531
VantagePoint Associates, L.L.C.	219,326

VantagePoint Associates, L.L.C. is the general partner of VantagePoint Venture Partners 1996, L.P.; VantagePoint Communications Associates, L.L.C. is the general partner of VantagePoint Communications Partners, L.P.; and VantagePoint Venture Associates III, L.L.C. is the general partner of VantagePoint Venture Partners III, L.P. and VantagePoint Venture Partners III (Q), L.P. Messrs. Marver and Alan Salzman are managing members of each of these limited liability companies. Messrs. Marver and Salzman may be deemed to share voting and investment power with respect to the shares beneficially owned by the VantagePoint entities and disclaim beneficial ownership of those shares, except to the extent of their respective proportionate pecuniary interest therein. Thus, the VantagePoint entities, together with VantagePoint Associates, L.L.C., are considered the beneficial owners of a total of 55,146,727 shares of common stock of the Company as of March 1, 2006.

(11)	See Notes 1 through 9 above. Includes 13,623,049 shares issuable upon exercise of options held by the named officers and directors that are exercisable within 60 days after March 1, 2006.

Item 13.  Certain Relationships and Related Transactions

On February 3, 2005, the Company entered into compensation agreements with four of its executive officers (representing all of its then current executive officers other than the Company’s chief executive officer). Under the terms of the agreements, each of the subject individuals was eligible to receive a fixed dollar cash compensation amount, in three equal installments, on June 30, 2005, August 31, 2005 and December 31, 2005, provided such individual was employed by the Company on each of such dates. If, prior to a payment date, the individual was terminated by the Company for cause, or resigned other than for good reason, he would forfeit the right to receive any remaining unvested payments. Upon the occurrence of a change in control of the Company, or if the individual was terminated without cause or terminated his employment with the Company for good reason, the individual would immediately fully vest in all remaining payments that would have become due and payable under such agreement but for the passage of time and the individual’s continued employment with the Company, and he would have the right to immediately receive the total amount of all remaining payments under the agreement. The total amount of potential payments which could have become due and owing under these agreements, for all four individuals in the aggregate, was $350,000. Each of Mr. DeSantis and Mr. Markley received $83,333 in payments before forfeiting any remaining rights under his agreement due to their respective resignations from the Company in September 2005. Each of Mr. Keisch and Mr. Esterman received $50,000 in payments under these agreements, of which amount, $16,666 was paid in January of 2006. These agreements effectively expired with the last payments made thereunder.

On November 2, 2005, pursuant to the terms of a Securities Purchase Agreement dated such date between DunKnight and the Company (the “DunKnight Purchase Agreement”), the Company consummated a private placement to DunKnight of 18% Secured Debentures, at a discount to their face principal amount (the “Debentures”). Pursuant to the terms of the DunKnight Purchase Agreement, as described in more detail below, the Company borrowed an aggregate of $10,000,000 in exchange for its issuance of an aggregate of $13,000,000 in face principal amount of Debentures.

Effective as of January 3, 2006, the Company entered into an agreement (the “Amendment”) with DunKnight, extending the maturity date of the Company’s issued and outstanding Debenture, dated November 2, 2005, in face principal amount of $8,000,000, from August 2, 2006 until September 4, 2006, and delaying the date on which DunKnight was required to lend an additional $4,000,000 to the Company from January 3, 2006 to February 1, 2006.

At the first closing under the DunKnight Purchase Agreement, which occurred on November 2, 2005, the Company issued to DunKnight a $8,000,000 face principal amount Debenture and received $6,000,000 in gross cash proceeds on November 3, 2005. At the second closing, which occurred on February 1, 2006, the Company issued an additional $5,000,000 in face principal amount of Debentures to DunKnight and to its co-investor (Knight Vision Foundation) and received an additional $4,000,000 in gross cash proceeds. Each of the Debentures matures on September 4, 2006 and carries an annual interest rate of 18%, payable monthly in arrears in cash based on the face principal amount of the Debenture. Upon the occurrence of an event of default, DunKnight may declare all amounts under the Debentures immediately due and payable in cash and, in such event, the Company would be required to pay 112% of the principal amount of the Debentures, plus all accrued and unpaid interest and any unpaid penalties or late fees. The Company may prepay the entire principal amount due under the Debentures at any time without any additional premium or penalty. Keir Kleinknecht, a member of the Board of Directors of the Company as of November 3, 2005, is the sole managing member and founder of DunKnight. David F. Struwas, the Chief Executive Officer, President and a member of the Board of Directors of the Company as of November 3, 2005, acquired a non-managing membership interest in DunKnight (an approximate 4% interest for a $250,000 capital contribution) prior to the DunKnight financing transaction with the Company. Prior to the DunKnight financing, the Company had no material relationship with DunKnight. At the time of the DunKnight financing, Mr. Struwas, a former founder, director and executive officer of the Company during the period from 1998-2004, owned 63,250 shares of common stock of the Company. Mr. Struwas was not affiliated with DunKnight during his prior tenure with the Company.

Pursuant to the terms of that certain Implementation Agreement dated November 2, 2005 (the “Implementation Agreement”), by and among the Company, Deutsche Bank AG London, acting through DB Advisors LLC as Investment Agent (“Deutsche Bank”), and VantagePoint Venture Partners III (Q), L.P., VantagePoint Venture Partners III, L.P., VantagePoint Communications Partners, L.P. and VantagePoint Venture Partners 1996, L.P. (collectively, “VantagePoint” and, together with Deutsche Bank, the “2003 Investors”), on November 3, 2005, the Company used $5,500,000 of the proceeds of the first closing of the DunKnight Debenture financing to eliminate, at a substantial discount, $30,870,000 (inclusive of accrued but unpaid interest) in senior secured debt due July 6, 2006 originally issued to the 2003 Investors on July 18, 2003; cancel all outstanding shares of the Company’s Series Z Preferred Stock previously issued to VantagePoint that carried a liquidation preference of $15,680,000; and cancel warrants to purchase approximately 190,890,621 shares of Company common stock previously issued to the 2003 Investors. In addition, the Implementation Agreement terminated, subject to exceptions for certain limited surviving provisions, all previously existing agreements under which the 2003 Investors and their affiliates had imposed numerous financial, operational and other contractual obligations on the Company. During the course of the negotiation and approval of the Implementation Agreement, William J. Marshall served as Deutsche Bank’s designated representative on the Company’s Board of Directors; Mr. Marshall resigned from the Board in connection with the closing of the transactions contemplated by the Implementation Agreement.

In connection with the Debenture financing, the employment of Kirby G. “Buddy” Pickle with the Company was effectively terminated and, on November 2, 2005, Mr. Pickle resigned from his positions as a Director and as the Chief Executive Officer and President of the Company (and from all positions with the Company’s subsidiaries). Mr. Pickle’s termination of employment triggered severance benefits under his employment agreement with the Company dated April 14, 2004. Additionally, on November 2, 2005, the Company entered into an amendment to the employment agreement with Mr. Pickle to address considerations arising from the Jobs Act. Pursuant to Mr. Pickle’s employment agreement, the Company (i) will continue to pay Mr. Pickle, as severance, his base salary for the eighteen months following his termination of employment, in an aggregate amount of $525,000 in accordance with regular payroll practices, and (ii) will pay for Mr. Pickle’s COBRA costs for the continuation of his medical benefits for the eighteen month period, subject to Mr. Pickle’s compliance with the surviving provisions of his employment agreement. Pursuant to the amendment, Mr. Pickle and the Company agreed to defer all severance payments of base compensation under the employment agreement for a period of six months and one day from his termination date. On the first payroll date after such six month and one day period, all payments otherwise payable to Mr. Pickle during such period will be paid in a lump sum. Monthly severance payments will continue thereafter for the remainder of the 18 month period. Pursuant to Mr. Pickle’s existing stock option agreement, the vesting of Mr. Pickle’s options accelerated such that all unvested shares subject to the options that would otherwise have vested over the period of 12 months following the date of termination of Mr. Pickle’s employment with the Company immediately vested and remain exercisable until the first anniversary of the termination date. In consideration for these payments, Mr. Pickle executed and delivered a standard release and waiver in favor of the Company. Mr. Pickle’s non-compete obligations under his employment agreement continue for the term of the severance payments.

In connection with the Company’s closing of the Debenture financing with DunKnight, the Company’s Board of Directors awarded one-time transaction bonuses to Mr. Pickle, in the amount of $350,000, and to Marc R. Esterman, the Company’s General Counsel and fellow executive officer, in the amount of $25,000.

Effective on November 3, 2005, the Company entered into an employment agreement with David F. Struwas, who succeeded Mr. Pickle as the Company’s Chief Executive Officer as part of the Company’s financing transaction with DunKnight on that date. The employment agreement provides for a $300,000 annual base salary, which is subject to annual review by the Board of Directors, a one-time, $100,000 signing bonus, payable in twelve equal monthly installments, and benefits, paid vacation, sick leave, and personal leave comparable to the benefits and leave offered to the Company’s other senior executive officers. Provided that he has not been terminated for “cause” and has not resigned for other than “good reason,” each as defined in the employment agreement, Mr. Struwas will be eligible for a bonus for his work during fiscal year 2006, to be paid at the discretion of the Board of Directors based on the Company’s achievement of operating results targeted in the Company’s 2006 operating plan in the form approved by the Company’s Board. Thereafter, the employment agreement anticipates that Mr. Struwas will be eligible for annual performance bonuses in an amount of up to 100% of his base salary, based on the Company’s achievement of performance targets, as determined by the Board of Directors in its discretion.

The Board of Directors also granted Mr. Struwas non-qualified stock options to acquire 8,000,000 and 4,850,000 shares of the Company’s common stock, on November 3, 2005 and January 4, 2006, respectively, pursuant to the 2001 Stock Plan. The options vest over three years with no shares vesting until the six month anniversary of the grant date, 16.67% of the shares vesting on the six month anniversary date and 2.78% of the shares vesting on each successive month thereafter until fully vested on the three-year anniversary of the grant date. The 8,000,000 options carry an exercise price of $0.06 per share, which was the market value of the Company’s common stock on the Determination Date (as defined in the 2001 Stock Plan) under the 2001 Stock Plan; the 4,850,000 options carry an exercise price of $0.04 per share, which was the market value of the Company’s common stock on the Determination Date under the 2001 Stock Plan.

Mr. Struwas’ employment agreement entitles him to severance under certain circumstances. If Mr. Struwas is terminated without “cause” or if he resigns for “good reason,” then he will be entitled to receive continuation of his base salary and medical benefits for (i) twelve months, if he is terminated or resigns before the twelve month anniversary of his employment, or (ii) eighteen months, if he is terminated or resigns anytime thereafter. Severance is conditioned upon Mr. Struwas executing and delivering a general release and waiver in favor of the Company. If Mr. Struwas is terminated for “cause,” or quits other than for “good reason”, he is entitled to no severance payments. All severance payments of base compensation will be accelerated so that they are paid no later than March 15th of the year following the year in which Mr. Struwas is terminated from employment in order to address considerations arising from the Jobs Act.

Mr. Struwas’ employment is at-will, and his employment agreement contains non-compete covenants and confidentiality obligations.

Item 14.  Principal Accountant Fees and Services

The total fees and related expenses for professional services provided by the Company’s independent registered public accounting firm, Carlin, Charron & Rosen, LLP, for the year ended December 31, 2005 are presented in the table below. The Audit Committee has determined that the provision of these services by Carlin, Charron & Rosen, LLP, is compatible with the accountants’ independence.

	2005
Audit fees	$320,000	(1)
Audit-related fees	—
Tax fees	—
All other fees	—
Total	$320,000

(1) Includes $183,000 for 2005 to be paid in 2006.

The total fees and related expenses for professional services provided by the Company’s former independent registered public accounting firm, PricewaterhouseCoopers, LLP, for the year ended December 31, 2004 are presented in the table below. The Audit Committee had determined that the provision of these services by PricewaterhouseCoopers, LLP is compatible with the accountants’ independence.

	2004
Audit fees	$608,186	(1)
Audit-related fees	258,484	(2)
Tax fees	—
All other fees	—
Total	$866,670

(1) Includes $339,447 for 2004 which was paid in 2005.
(2) Includes $63,484 for 2004 paid in 2005.

Audit fees include fees and expenses associated with the annual audit of the Company’s financial statements included in the Company’s Annual Report on Form 10-K, reviews of its quarterly reports on Form 10-Q and fees related to the audit of the Company’s 401(k) plan. Audit related fees include fees and expenses for accounting consultations, reviews of its miscellaneous SEC filings and advice and audit services associated with certain of the Company’s acquisitions.

Audit Committee’s Pre-approval Policies and Procedures

The Company’s Audit Committee has implemented certain policies and procedures dealing with the pre-approval of services rendered by the Company’s independent registered public accounting firm. The Company’s Audit Committee, as mandated in its current charter, must consider in advance whether or not to approve any audit or non-audit services to be performed by the Company’s independent registered public accounting firm, as required by applicable rules and regulations. Further, the Chairman of the Audit Committee has been authorized by the full Audit Committee to approve, on behalf of the Audit Committee, the engagement of Carlin, Charron & Rosen, LLP, the Company’s independent registered public accounting firm to perform such non-audit related services for the Company not covered by such firm’s audit services engagement letter with the Company or otherwise approved by the Audit Committee that are deemed necessary or advisable and in the best interests of the Company in such individual’s determination, provided that the fees paid for such non-audit services do not exceed an aggregate amount of $75,000 in any given calendar year. Otherwise, as more fully set forth in its charter, the Audit Committee shall:

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements (see “Financial Statements and Supplementary Data” at Item 8 and incorporated herein by reference).

(2)	Financial Statement Schedules.

The following Financial Statement Schedules of DSL.net, Inc. and related reports are required to be filed by Item 8 hereof and paragraph (c) below:

Reports of Independent Registered Public Accounting Firms on Financial Statement Schedule; and

Schedule II: Valuation and Qualifying Accounts.

All other schedules for which provisions are made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and have been omitted.

(3)	Exhibits.

(b) Exhibits:

See the Exhibit Index included as the last part of this Annual Report on Form 10-K,

which Index is incorporated herein by this reference.

(c)  Financial Statement Schedule:

Refer to Item 15(a) above for listing of Financial Statement Schedules.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of
DSL.net, Inc.

We have audited the consolidated financial statements of DSL.net, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and for the year then ended, and have issued our report thereon dated March 24, 2006; such consolidated financial statements and report are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and are incorporated herein by reference. Our audit also included the financial statement schedule of the Company, listed in Item 15(a)(2) of Form 10-K.  This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements as of December 31, 2005, and for the year then ended, taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Carlin, Charron & Rosen, LLP

Glastonbury, Connecticut
March 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of DSL.net, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 22, 2005, except for Note 3, as to which the date is March 31, 2006, appearing in this Annual Report Form 10-K of DSL.net, Inc. also included an audit of the financial statement schedule for each of the two years in the period ended December 31, 2004 listed in Item 15(a) (2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Stamford, CT
March 22, 2005, except for Note 3, as to which the date is March 31, 2006.

SCHEDULE II. Valuation and Qualifying Accounts

The following table depicts the activity in the Company’s valuation accounts for the years ended December 31, 2005, 2004 and 2003:

(Dollars in Thousands)

Allowance for Doubtful Accounts
Year	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Purchase Accounting	Additions Charged to Sales Credits and Allowances	Additions Charged Against Valuation Allowance	Deductions Charged Against Valuation Allowance	Balance at End of Period
2005	$874	$841	$—	$—	$—	$(921)	$794
2004	$902	$1,081	$—	$—	$—	$(1,109)	$874
2003	$606	$2,047	$—	$—	$—	$(1,751)	$902
Deferred Tax Asset Valuation Allowance
Year	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Purchase Accounting	Additions Charged to Sales Credits and Allowances	Additions Charged Against Valuation Allowance	Deductions Charged Against Valuation Allowance	Balance at End of Period
2005	$125,827	$—	$—	$—	$2,372	$—	$128,199
2004	$116,696	$—	$—	$—	$9,131	$—	$125,827
2003	$103,875	$—	$—	$—	$12,821	$—	$116,696

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSL.NET, INC.

Dated: March 31, 2006	By:	/s/ David F. Struwas
David F. Struwas
Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of DSL.net, Inc., hereby severally constitute and appoint David F. Struwas, Walter R. Keisch and Marc R. Esterman, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable DSL.net, Inc. to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s David F. Struwas David F. Struwas	Director; Chief Executive Officer (Principal Executive Officer)	March 31, 2006

/s/ Walter R. Keisch Walter R. Keisch	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006

/s/ Robert G. Gilbertson Robert G. Gilbertson	Director	March 31, 2006

/s/ Robert B. Hartnett, Jr. Robert B. Hartnett, Jr.	Director	March 31, 2006

/s/ Paul J. Keeler Paul J. Keeler	Director	March 31, 2006

/s/ Keir Kleinknecht Keir Kleinknecht	Director	March 31, 2006

Exhibit Index to Annual Report on Form 10-K
for Fiscal Year Ended December 31, 2005

EXHIBIT

EXHIBIT
   NO.

2.01
Amended and Restated Asset Purchase Agreement, dated as of December 11, 2002, by and among DSL.net, Inc., Network Access Solutions Corporation, Network Access Solutions LLC, NASOP, Inc. and Adelman Lavine Gold and Levin, a Professional Corporation, as deposit escrow agent (incorporated by reference to Exhibit 2.1 filed with the Company’s Form 8-K dated as of January 10, 2003).

3.01	Amended and Restated By-laws of DSL.net, Inc. (incorporated by reference to Exhibit 4.02 filed with the Company’s registration statement on Form S-8 (No. 333-89886)).

3.02
Amended and Restated Certificate of Incorporation of DSL.net, Inc., as amended (incorporated by reference to Exhibit 4.01 filed with the Company’s registration statement on Form S-8 (No. 333- 110131)).

4.01
Specimen Certificate for shares of DSL.net, Inc.’s Common Stock (incorporated by reference to the exhibit of corresponding number filed with the Company’s registration statement on Form S-1 (No. 333-80141)).

4.02
Description of Capital Stock (filed as Exhibit 6 to the Registrant’s Registration Statement on Form 8-A filed on August 3, 2004 pursuant to Section 12(b) of the Exchange Act and incorporated herein by reference).

4.03
Common Stock Purchase Warrant, dated as of August 31, 2004 between DSL.net, Inc. and Laurus Master Fund, Ltd. (incorporated by reference to Exhibit 10.3 filed with the Company’s registration statement on Form S-3 (No. 333-120264)).

4.04
Common Stock Purchase Warrant, dated as of October 7, 2004 between DSL.net, Inc. and TN Capital Equities, Ltd. (incorporated by reference to Exhibit 10.4 filed with the Company’s registration statement on Form S-3 (No. 333-120264)).

10.01†	Amended and Restated 1999 Stock Plan (incorporated by reference to the exhibit of corresponding number filed with the Company’s registration statement on Form S-1 (No. 333-80141)).

10.02†	1999 Employee Stock Purchase Plan (incorporated by reference to the exhibit of corresponding number filed with the Company’s registration statement on Form S-1 (No. 333-80141)).

10.03
Lease Agreement, dated February 5, 1999, by and between DSL.net, Inc. and Long Wharf Drive, LLC, as amended (incorporated by reference to Exhibit 10.07 filed with the Company’s registration statement on Form S-1 (No. 333-96349)).

10.04
Amendment No. 1 to Lease Agreement, dated June 9, 1999, by and between DSL.net, Inc. and Long Wharf Drive, LLC (incorporated by reference to Exhibit 10.08 filed with the Company’s registration statement on Form S-1 (No. 333-96349)).

10.05
Amendment No. 2 to Lease Agreement, dated November 9, 1999, by and between DSL.net, Inc. and Long Wharf Drive, LLC (incorporated by reference to Exhibit 10.09 filed with the Company’s registration statement on Form S-1 (No. 333-96349)).

10.06
Amendment No. 3 to Lease Agreement, dated January 20, 2000, by and between DSL.net, Inc. and Long Wharf Drive, LLC (incorporated by reference to Exhibit 10.10 filed with the Company’s registration statement on Form S-1 (No. 333-96349)).

10.07
Amendment No. 4 to Lease Agreement, dated February 8, 2000, by and between DSL.net, Inc. and Long Wharf Drive, LLC (incorporated by reference to Exhibit 10.12 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.08
Amendment No. 5 to Lease Agreement dated November 12, 2001, by and between DSL.net, Inc. and Long Wharf Drive, LLC. (incorporated by reference to Exhibit 10.11 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.09
Amendment No. 6 to Lease Agreement, dated as of April 22, 2002, by and between DSL.net, Inc. and Long Wharf Drive, LLC (incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.10
Amendment No. 7 to Lease Agreement, dated as of December 4, 2002, by and between DSL.net, Inc. and Long Wharf Drive, LLC (incorporated by reference to Exhibit 10.13 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.11†	Vector Internet Services, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 4.4 filed with the Company’s registration statement on Form S-8 (No. 333-39016)).

10.12†	Vector Internet Services, Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 4.5 filed with the Company’s registration statement on Form S-8 (No. 333-39016)).

10.13†
Stock Option Agreement, dated April 15, 2004, between DSL.net, Inc. and Kirby G. Pickle (incorporated by reference to Exhibit 4.01 filed with the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2004).

10.14†
Employment Agreement, dated as of April 15, 2004, between DSL.net, Inc. and Kirby G. Pickle (incorporated by reference to Exhibit 10.01 filed with the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2004).

10.15†
Agreement, dated as of January 1, 2004, between DSL.net, Inc. and David F. Struwas (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.16†
Agreement, dated as of January 1, 2004, between DSL.net, Inc. and J. Keith Markley (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.17†
Agreement, dated as of January 1, 2004, between DSL.net, Inc. and Robert J. DeSantis (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.18
Security Agreement by and between DSL.net, Inc. and Laurus Master Fund, Ltd., dated as of August 31, 2004 (incorporated by reference to Exhibit 10.1 filed with the Company’s registration statement on Form S-3 (No. 333-120264)).

10.19
Minimum Borrowing Note Registration Rights Agreement by and between DSL.net, Inc. and Laurus Master Fund, Ltd., dated as of August 31, 2004 (incorporated by reference to Exhibit 10.2 filed with the Company’s registration statement on Form S-3 (No. 333-120264)).

10.20
Minimum Borrowing Note issued by DSL.net, Inc. to Laurus Master Fund, Ltd. on August 31, 2004 (incorporated by reference to Exhibit 10.5 filed with the Company’s registration statement on Form S-3 (No. 333-120264)).

10.21
Secured Revolving Note issued by DSL.net, Inc. to Laurus Master Fund, Ltd. on August 31, 2004 (incorporated by reference to Exhibit 10.6 filed with the Company’s registration statement on Form S-3 (No. 333-120264)).

10.22
Subordination Agreement between DSL.net, Inc. and certain holders of DSL.net, Inc.’s senior debt, dated as of October 7, 2004 (incorporated by reference to Exhibit 10.8 filed with the Company’s registration statement on Form S-3 (No. 333-120264)).

10.23†
Form of Compensation Agreement, dated as of February 3, 2005, between DSL.net, Inc. and certain named officers of DSL.net, Inc., as identified on Schedule A thereto (incorporated by reference to Exhibit 10.39 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.24†	Amended and Restated 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.40 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.25
Securities Purchase Agreement, dated as of November 2, 2005, among DSL.net, Inc. and DunKnight Telecom Partners LLC (incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.26
18% Secured Debenture, made by DSL.net, Inc. on November 2, 2005 in favor of DunKnight Telecom Partners LLC, in face principal amount of $8,000,000 (incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.27
Agency, Guaranty and Security Agreement, dated as of November 2, 2005, by and among DSL.net, Inc., DSLnet Atlantic, LLC, Vector Internet Services, Inc., the Investors listed on Schedule 2 thereto and DunKnight Telecom Partners LLC, as administrative agent (incorporated by reference to Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.28
Consent and Waiver of Laurus Master Fund, Ltd., dated November 2, 2005, for DunKnight Telecom Partners LLC Debt Financing of DSL.net, Inc. (incorporated by reference to Exhibit 10.4 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.29
Subordination Agreement, dated as of November 2, 2005, entered into among Laurus Master Fund, Ltd., DunKnight Telecom Partners LLC, as agent, the Second Lien Lenders referred to therein and DSL.net, Inc. (incorporated by reference to Exhibit 10.5 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.30
Implementation Agreement, dated as of November 2, 2005, by and among DSL.net, Inc., VantagePoint Venture Partners III (Q), L.P., VantagePoint Ventures Partners III, L.P., VantagePoint Communications Partners, L.P., VantagePoint Venture Partners 1996, L.P., Deutsche Bank AG London and Deutsche Bank Trust Company Americas, as administrative agent for the Investors identified therein (incorporated by reference to Exhibit 10.6 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.31†
Employment Agreement, dated as of November 3, 2005, between DSL.net, Inc. and David F. Struwas (incorporated by reference to Exhibit 10.7 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.32†
Amendment No. 1 to Employment Agreement, dated November 2, 2005, between DSL.net, Inc. and Kirby G. Pickle (incorporated by reference to Exhibit 10.8 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.33*	Amendment Agreement, dated as of January 3, 2006, between DSL.net, Inc. and DunKnight Telecom Partners LLC, as Agent and Purchaser.

10.34*†	Executive Officer Compensation Summary.

10.35†	Director Compensation Summary (incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

21.01*	Subsidiaries of DSL.net, Inc.

23.01*	Consent of Carlin, Charron & Rosen, LLP.

23.02*	Consent of PricewaterhouseCoopers LLP.

24.01*	Power of Attorney (see signature page hereto).

31.01*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*  Filed herewith

†	Indicates a management contract or any compensatory plan, contract or arrangement.