Form 10-Q
period 2006-03-31
DSL NET INC
filed 2006-05-22
CIK 1085866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-32264

DSL.net, Inc.
(Exact name of registrant as specified in its charter)

Delaware	06-1510312
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

50 Barnes Park North, Suite 104
Wallingford, Connecticut	06492
(Address of principal executive offices)	(Zip Code)

(203) 284-6100
(Registrant’s telephone number, including area code)

545 Long Wharf Drive, Fifth Floor
New Haven, Connecticut 06511
(Former address of principal executive offices)

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

Yes  ☐   No  ☒
As of May 1, 2006, the registrant had 233,620,817 shares of common stock outstanding.

DSL.net, Inc.

INDEX

		Page
		Number

Part I - Financial Information

Item 1.	Consolidated Financial Statements	2

	Consolidated Balance Sheets at March 31, 2006 (unaudited) and
	December 31, 2005	2

	Consolidated Statements of Operations for the three months
	ended March 31, 2006 and 2005 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months
	ended March 31, 2006 and 2005 (unaudited)	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45

Item 4.	Controls and Procedures	45

Part II - Other Information

Item 6.	Exhibits	45

Signature		46

Exhibit Index		47

Item 1.	Consolidated Financial Statements.

DSL.net, Inc.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Note 1A.)
ASSETS
Current assets:
Cash and cash equivalents	$8,611	$8,765
Accounts receivable (net of allowances of $771 and $794
at March 31, 2006 and December 31, 2005, respectively)	4,380	4,210
Inventory	267	215
Deferred costs	86	110
Prepaid expenses and other current assets	1,701	2,009
Total current assets	15,045	15,309

Fixed assets, net	6,094	6,859
Other assets	704	674
Total assets	$21,843	$22,842

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY
Current liabilities:
Accounts payable	$2,763	$3,211
Accrued salaries	747	591
Accrued liabilities	1,851	2,031
Deferred revenue	2,653	2,950
Equipment lease payable	32	54
Notes payable, net of discount	14,717	10,289
Financial instrument derivatives, current portion	5	6
Total current liabilities	22,768	19,133

Financial instrument derivatives, less current portion	55	37
Total liabilities	22,823	19,170

Commitments and contingencies (Note 7)

Stockholders’ (deficiency) equity:
Common stock, $.0005 par value; 800,000,000 shares authorized,
233,620,817 shares issued and outstanding as of March 31, 2006
and December 31, 2005, respectively	117	117
Additional paid-in capital	354,922	354,706
Accumulated deficit	(356,019)	(351,151)
Total stockholders’ (deficiency) equity	(980)	3,672

Total liabilities and stockholders’ (deficiency) equity	$21,843	$22,842

The accompanying notes are an integral part of these consolidated financial statements.

DSL.net, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2006	2005

Revenue from continuing operations	$10,109	$13,674

Operating expenses from continuing operations:
Network (including stock compensation of $19 and $0 for the three
months ended March 31, 2006 and 2005, respectively) (a)	8,416	9,407
Operations (including stock compensation of $129 and $0 for the
three months ended March 31, 2006 and 2005, respectively)	1,506	1,349
General and administrative (including stock compensation of
$67 and $0 for the three months ended March 31, 2006 and
2005, respectively) (a)	2,250	2,389
Sales and marketing (including stock compensation of $1 and
$0 for the three months ended March 31, 2006 and 2005,
respectively)	553	184
Depreciation and amortization	881	1,863
Total operating expenses	13,606	15,192

Operating loss from continuing operations	(3,497)	(1,518)

Interest expense, net, from continuing operations	(1,353)	(2,109)
Other (expense) income, net, from continuing operations	(17)	138

Net loss from continuing operations	(4,867)	(3,489)

Loss from discontinued operations	—	(13)
Net loss	$(4,867)	$(3,502)

Net loss per share, basic and diluted from continuing operations	$(0.02)	$(0.01)

Net loss per share, basic and diluted from discontinued operations	$—	nil

Net loss per share, basic and diluted:	$(0.02)	$(0.01)

Shares used in computing net loss per share, basic and diluted	233,620,817	233,620,150

(a) Depreciation and amortization were excluded from the following operating expense line items and presented as a separate operating expense line item:

Depreciation and amortization from continuing operations:
Network	$811	$1,687
General and administrative	70	176
Total	$881	$1,863

The accompanying notes are an integral part of these consolidated financial statements.

DSL.net, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,867)	$(3,502)

Reconciliation of net loss to net cash used in
operating activities:
Depreciation and amortization	881	2,000
Bad debt expense	11	219
Sales credits and allowances	34	(85)
Amortization of debt discounts	863	1,980
Non-cash mark to market adjustment	17	(138)
Stock compensation expense	216	—
Loss on sale/write-off of fixed assets	38	—
Net changes in assets and liabilities, net of acquired assets:
(Increase) / decrease in accounts receivable	(214)	412
Decrease in prepaid expenses and other current assets	280	113
(Increase) / decrease in other assets	(30)	235
(Decrease) in accounts payable	(448)	(1,901)
Increase in accrued salaries	156	139
(Decrease) in accrued liabilities	(182)	(512)
(Decrease) in deferred revenue	(297)	(389)
Net cash used in operating activities	(3,542)	(1,429)

Cash flows from investing activities:
Purchases of property and equipment	(155)	(60)
Decrease in restricted cash	—	2,430
Net cash (used in) provided by investing activities	(155)	2,370

Cash flows from financing activities:
Proceeds from note issuances	4,000	—
Principal payments on notes payable	(434)	—
Principal payments on capital lease obligations	(23)	(25)
Net cash provided by (used in) financing activities	3,543	(25)

Net (decrease) increase in cash and cash equivalents	(154)	916
Cash and cash equivalents at beginning of year	8,765	7,079
Cash and cash equivalents at end of year	$8,611	$7,995

Supplemental disclosure:
Cash paid: interest	$503	$76

The accompanying notes are an integral part of these consolidated financial statements.

DSL.net, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

1.	Summary of Significant Accounting Policies.

A.	Basis of Presentation.

The consolidated financial statements (“financial statements”) of DSL.net, Inc. (“DSL.net” or the “Company”) at March 31, 2006 and for the three months ended March 31, 2006 and 2005 are unaudited, but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) that DSL.net considers necessary for a fair presentation of its financial position and operating results. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for any future periods.

These financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions, rules and regulations. While management believes the disclosures presented are adequate to make these financial statements not misleading, these financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which has been filed with the SEC.

Liquidity

As reflected in the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company incurred operating losses from continuing operations of approximately $7,277 and negative operating cash flows of approximately $3,904 for the year ended December 31, 2005. During the three months ended March 31, 2006, the Company incurred operating losses of approximately $3,497 from continuing operations and negative operating cash flows of approximately $3,542. These operating losses and negative operating cash flows have been financed primarily by proceeds from debt and equity issuances. The Company had accumulated deficits of approximately $356,019 at March 31, 2006 and $351,151 at December 31, 2005. The Company expects its operating losses and net operating cash outflows to continue through 2006.

On November 3, 2005 the Company issued $8,000 in secured debt and received approximately $6,000 in cash in a debt financing from DunKnight Telecom Partners LLC (“DunKnight”). The Company used $5,500 of the initial $6,000 proceeds from this financing to extinguish, at a substantial discount, approximately $30,870 (including accrued but unpaid interest) in senior secured debt due July 6, 2006, cancel all outstanding shares of the Company’s Series Z preferred stock that carried a liquidation preference of $15,680 and cancel warrants to purchase approximately 190,890,621 shares of the Company’s common stock. On February 1, 2006, the Company received $4,000 in cash and issued $5,000 of additional secured debt in connection with the second closing of its financing transaction with DunKnight and its co-investor. The DunKnight debentures mature during the third quarter of 2006 (Note 6). As the Company reported in its Annual Report on Form 10-K for the year ended December 31, 2005, the Company’s sustained operating losses raise substantial doubt about its ability to continue as a going concern. Based on its

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

current business plans and projections, the Company believes that its existing cash resources plus cash expected to be generated from operations will be sufficient to fund its operating losses, capital expenditures, lease payments and working capital requirements through the end of the second quarter of 2006. As a result, the Company will need to raise additional financing before the end of the second quarter of 2006, through some combination of borrowings or the sale of equity or debt securities, in order to finance its ongoing operating requirements and to enable it to repay all of its senior secured debt obligations (Note 6). The Company may not be able to raise sufficient additional debt, equity or other capital on acceptable terms, if at all. Failure to generate sufficient revenues, contain certain discretionary spending, achieve certain other business plan objectives, or raise additional funds could have a material adverse affect on the Company’s results of operations, cash flows and financial position, including its ability to continue as a going concern, and may require the Company to sell all or a portion of the Company’s assets, significantly reduce, reorganize, discontinue or shut down its operations, or seek protection under the U.S. bankruptcy code. There can be no assurance that any sale transaction, merger or liquidating distribution by the Company will result in any minimum value or minimum amount of proceeds accreting to the benefit of the Company’s common stockholders as a result of any such transaction, should one occur.

The Company’s cash requirements and financial performance, including its ability to achieve profitability or become cash flow positive, may vary based upon a number of factors, including:

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

•
the successful implementation and administration of financial, information management and operations support systems to efficiently and cost-effectively support the Company’s operations and growth; and

•
the favorable outcomes of numerous federal and state regulatory proceedings and related judicial proceedings, including proceedings relating to the Telecommunications Act of 1996, as amended (the “1996 Telecommunications Act”).

There can be no assurance that the Company will be able to achieve its business plan objectives or that it will achieve cash flow positive operating results. If the Company is unable to generate adequate funds from its operations or raise additional funds, it may not be able to repay its existing senior secured debt, continue to operate its network, respond to competitive pressures or fund its operations. As a result, the Company may be required to sell all or a portion of its assets, significantly reduce, reorganize, discontinue or shut down its operations, or seek protection under the U.S. bankruptcy code. The Company’s financial statements do not include any adjustments that might result from these uncertainties.

Reclassifications

Certain prior period amounts have been reclassified to conform to the presentation for discontinued operations required under Statement of Financial Accounting Standards (“SFAS”) No. 144.

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

Revenue is recognized pursuant to the terms of each contract on a monthly service fee basis, which varies based on the speed of the customer’s broadband connection and the services ordered by the customer. The monthly fee includes phone line charges, Internet access charges, the cost of any leased equipment installed at the customer’s site and fees for the other services provided by the Company, as applicable. Revenue that is billed in advance of the services provided is deferred until the services are provided by the Company. Revenue related to installation charges is also deferred and amortized to revenue over 18 months, which is the average customer life of the existing customer base. Installation costs incurred (up to the amount of deferred revenue) are also deferred and amortized to expense over 18 months. Any excess of direct costs over installation charges are charged to expense as incurred. In certain instances, the Company negotiates credits and allowances for service related matters. The Company provides an allowance against revenue for such credits based on historical experience. From time to time the Company offers sales incentives to its customers in the form of rebates toward select installation services and customer premises equipment. The Company records a liability based on historical experience for such estimated rebate costs, with a corresponding reduction to revenue.

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

The Company reviews the recoverability of goodwill annually, or when events and circumstances change, by comparing the estimated fair values, based on appropriate valuation techniques, including a discounted forecast of future cash flows or recent sales offers (what a willing buyer would pay a willing seller), of reporting units with their respective carrying values. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying value of goodwill over its implied fair value. The Company had no goodwill as of March 31, 2006 or December 31, 2005.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Such allowance requires management’s estimates and judgments and is computed based on historical experience using varying percentages of aged receivables. The Company principally sells its services directly to end users mainly consisting of small to medium sized businesses, but the Company also sells its services to certain resellers, such as Internet service providers (“ISPs”). The Company believes that it does not have significant exposure or concentrations of credit risk with respect to any given customer. However, if the country or any region the Company services experiences an economic downturn, the financial condition of the Company’s customers could be adversely affected, which could result in their inability to make payments to the Company. This could require additional provisions for doubtful accounts and an increase in the allowance. In addition, a negative impact on revenue and cash flows related to those customers may occur. No individual customer accounted for more than 5% of revenue for the three months ended March 31, 2006 and 2005.

Fair Value of Financial Instruments and Derivatives

The Company accounts for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designated are based on the exposures hedged. Changes in the fair value of derivatives designated as fair value hedges are recognized in earnings along with fair value changes of the hedged item. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) and are recognized in earnings when the hedged item affects earnings. Changes in the fair value of derivative instruments which are not designated as hedges are recognized in earnings as other income (loss). At March 31, 2006 and December 31, 2005, the Company did not have any derivative instruments that were designated as hedges.

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

Stock-Based Compensation Expense

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations for periods beginning in 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard effective January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s financial statements as of and for the three months ended March 31, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $216, which consisted of stock-based compensation expense related to employee stock options. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended March 31, 2005 (see Note 2 for additional information).

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations.

Under SFAS 123(R), share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2006, included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company used the straight-line single option method of attributing the value of share-based compensation to expense. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of 2006, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company continued to use the Black-Scholes option-pricing model (“Black-Scholes pricing model”) which was previously used for the Company’s pro forma information required under SFAS 123 (see Note 2 for additional information). The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to: the Company’s expected stock price volatility over the term of the awards, the expected term of the award and the actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Since the Company has not generated any taxable income to date and has not paid any federal or state taxes based on income since inception, it has provided a valuation allowance for the full amount of its net deferred tax assets (further discussed below) and, accordingly, no tax benefits related to stock compensation expense have been recorded in its consolidated financial statements.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s loss before taxes and net loss for the three months ended March 31, 2006 are $216 higher than if it had continued to account for share based compensation under APB No. 25. Basic and diluted net loss per share of $0.02 as reported for the three months ended March 31, 2006, would not have changed, if the Company had not adopted SFAS 123(R).

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

Prior to the adoption of SFAS 123(R), tax benefits of deductions resulting from the exercise of stock options would have been presented as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

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

The Company has not generated any taxable income to date and, therefore, has not paid any federal income taxes or state taxes based on income since inception. The Company’s state net operating loss carryforwards began to expire in 2004 and its federal net operating loss carryforwards begin to expire in 2019. Use of the Company’s net operating loss carryforwards may be subject to significant annual limitations resulting from a change in control due to securities issuances, including the Company’s sales of its mandatorily redeemable convertible Series X preferred stock and its mandatorily redeemable convertible Series Y preferred stock in 2001 and 2002 and from the sale of $30,000 in notes and warrants in 2003. The Company has provided a valuation allowance for the full amount of the net deferred tax asset since it has not determined that it is more likely than not that these future benefits will be realized.

B.	Earnings (Loss) Per Share.

The Company computes earnings (loss) per share pursuant to SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share is computed by dividing income or loss applicable to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period, excluding shares subject to repurchase.

Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and dilutive conversion of the Company’s outstanding convertible debt. The diluted earnings per share amount is presented herein as the same as the basic earnings per share amount because the Company had a net loss during each period presented, and the impact of the assumed exercise of stock options and warrants and the assumed conversion of convertible debt would have been anti-dilutive.

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

Net loss per share for the three month periods ended March 31, 2006 and 2005, respectively, are calculated as follows:

	Three Months Ended March 31,
	2006	2005
Net loss applicable to common stockholders from continuing operations:
Net loss from continuing operations	$(4,867)	$(3,489)
Net loss applicable to common stockholders from continuing operations	$(4,867)	$(3,489)
Net loss per share, basic and diluted from continuing operations	$(0.02)	$(0.01)

Net loss applicable to common stockholders from discontinued operations:
Net loss from discontinued operations	$—	$(13)
Net loss applicable to common stockholders from discontinued operations	$—	$(13)
Net loss per share, basic and diluted from discontinued operations	$—	nil

Net loss applicable to common stockholders:
Net loss applicable to common stockholders	$(4,867)	$(3,502)
Net loss per share, basic and diluted	$(0.02)	$(0.01)
Shares used in computing net loss per share, basic and diluted	233,620,817	233,620,150

The following options, warrants and convertible debt were excluded from the calculation of earnings (loss) per share since their inclusion would have been anti-dilutive for all periods presented:

	Shares of Common Stock
	March 31,
	2006	2005
Options to purchase common stock	36,156,655	38,562,713
Warrants to purchase common stock	1,321,571	192,212,192
Convertible note payable	15,178,571	15,178,571
Total	52,656,797	245,953,476

As of March 31, 2006, the Company had 233,620,817 shares of common stock issued and outstanding. As of December 31, 2005, the Company had 233,620,817 shares of common stock issued and outstanding. The weighted average number of shares of common stock outstanding used in computing earnings (loss) per share for the three months ended March 31, 2006 and 2005 was 233,620,817 and 233,620,150, respectively.

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

C.	Recently Issued Accounting Pronouncements.

In December 2004, the Financial Accounting Standards Board issued SFAS 153, “Exchange of Non-monetary Assets, an Amendment of APB Opinion No 29” (“SFAS 153”). SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis. Instead, this statement provides that exchanges of non-monetary assets that do not have commercial substance be reported on a carryover basis rather than a fair value basis. A non-monetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Although the Company adopted the standard as of July 1, 2005, it did not have any non-monetary asset exchanges.

2.	Employee Stock Benefit Plans.

Employee Stock Purchase Plan

The Company’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”) authorized the issuance of up to a total of 300,000 shares of common stock to participating employees.

Eligible employees may purchase up to a maximum of 500 shares of the Company’s common stock at a discount of 15% of the market value at certain plan-defined dates. The Purchase Plan terminates on December 31, 2009 or such earlier date as the Board of Directors determines. The Purchase Plan will terminate in any case when all or substantially all of the unissued shares of common stock reserved for the purposes of the Purchase Plan have been purchased. During the three months ended March 31, 2006 and 2005, the Company issued 0 and 1,000 shares, respectively, under the Purchase Plan. At March 31, 2006, 205,660 shares of common stock were available for issuance under the Purchase Plan.

Employee Stock Option Plans

Stock Option Plans Description

Options granted to employees under the Company’s Amended and Restated 1999 Stock Plan (the “1999 Stock Plan”) and the 2001 Amended and Restated Stock Option and Incentive Plan (the “2001 Stock Plan”) generally vest, at the discretion of the Board of Directors, either at (i) 25% after one year, then ratably over the next thirty-six months, or (ii) 16.7% after six months and a day, then ratably over the next thirty months. Once vested, the options under both plans are exercisable for ten years from the date of grant.

At March 31, 2006, a total of 12,364,200 and 6,150,137 shares of common stock were authorized and are available for issuance, respectively, under the 1999 Stock Plan and 65,000,000 and 36,031,998 shares of common stock were authorized and were available for issuance, respectively, under the 2001 Stock Plan.

General Option Information

On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

employees and directors including employee stock options and employee stock purchases related to the 1999 Stock Plan, the 2001 Stock Plan and the Purchase Plan based on estimated fair values. The following table summarizes stock-based compensation expense, related to employee stock options (there were no employee stock purchases) under SFAS 123(R) for the three months ended March 31, 2006, which was allocated as follows:

Three Months Ended March 31, 2006
Stock-based compensation expense included in operating expenses:
Network	$19
Operations	129
General and Administrative	67
Sales and Marketing	1
Total stock-based compensation expense	$216

For options issued during the three months ended March 31, 2006, the Company elected to use a Black-Scholes pricing model in estimating the value of employee stock options on the date of grant for recording stock-based compensation cost in accordance with the guidelines of SFAS 123(R). The weighted fair value of employee stock options granted during the three months ended March 31, 2006 was $.0358 per share.

The following table summarizes the option activity under the Company’s stock option plans:

			Weighted Average
	Number of Shares		Fair Value	Exercise Price
Outstanding at December 31, 2003	18,671,766			$ 1.070
Granted	31,950,000		$ 0.510	$ 0.640
Exercised	(39,911)			$ 0.290
Cancelled	(9,929,921)			$ 0.850
Outstanding at December 31, 2004	40,651,934			$ 0.700
Granted	8,135,000		$ 0.050	$ 0.060
Exercised	—			$ —
Cancelled	(16,015,032)			$ 0.800
Outstanding at December 31, 2005	32,771,902	(1)		$ 0.480
Granted	4,850,000		$ 0.0358	$ 0.040
Exercised	—			$ —
Cancelled	(1,465,247)			$ 0.560
Outstanding at March 31, 2006	36,156,655	(1)		$ 0.422

(1) The weighted average remaining contractual life of options outstanding as of March 31, 2006 and December 31, 2005 was 6.41 years and 6.22 years, respectively.

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2006 (in thousands, except share and per share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value ($000)	Number Exercisable	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value ($000)

$0.0375 - $0.049	4,933,250	9.65	$0.0400	$79	83,250	$0.0375	$2
$0.0491 - $1.050	30,473,155	5.92	$0.3824	$—	18,766,896	$0.4961	$—
$1.051 - $2.070	57,000	5.05	$1.2178	$—	57,000	$1.2178	$—
$2.071 - $5.190	468,750	4.76	$2.7082	$—	468,750	$2.7082	$—
$5.191 - $7.780	127,000	4.17	$6.8530	$—	127,000	$6.8530	$—
$7.781 - $10.370	—	—	$0.0000	$—	—	$0.0000	$—
$10.371 - $12.960	91,000	4.05	$11.937	$—	91,000	$11.937	$—
$12.961 - $15.560	4,500	3.86	$14.652	$—	4,500	$14.652	$—
$15.561 - $25.94	2,000	3.81	$22.343	$—	2,000	$22.343	$—
Total	36,156,655	6.41	$0.4219	$79	19,600,396	$0.6500	$2

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $0.056 at March 31, 2006, which would have been received by in-the-money option holders had all such option holders exercised their options as of that date. There were 4,933,250 in-the-money options outstanding and 83,250 in-the-money options exercisable at March 31, 2006. As of December 31, 2005, 32,771,902 options were outstanding with a weighted average remaining contractual life of 6.22 years, a weighted average exercise price of $0.48 and an aggregate intrinsic value of nil (based on the Company’s closing stock price of $0.040 and 83,250 in-the-money options outstanding at December 31, 2005), and 19,714,230 options were exercisable with a weighted average exercise price of $0.65 and an aggregate intrinsic value of nil (based on the Company’s closing stock price of $0.040 and 83,250 in-the-money options at December 31, 2005).

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

Valuation and Expense Information Under SFAS 123(R) for the Three Months Ended March 31, 2006 and Pro Forma Information under SFAS 123 for Fiscal Periods Prior to Fiscal 2006

The following table reflects the effects on net loss and net loss per share, basic and diluted, for the three months ended March 31, 2006, compared with the respective pro forma information for the three months ended March 31, 2005:

	Three Months Ended March 31,
	2006	2005
Net loss as reported for prior periods (1)	N/A	$(3,502)
Stock-based compensation expense related to employee stock options (2)	(216)	(951)
Net loss including the effect of stock-based compensation expense (3)	$(4,867)	$(4,453)

Net loss applicable to common stockholders:
As reported for prior periods (1)	N/A	$(3,502)
Net loss including the effect of stock-based compensation expense (3)	$(4,867)	$(4,453)
Basic and diluted net loss per common share:
As reported for prior periods (1)	N/A	$(0.01)
Including the effect of stock-based compensation expense (3)	$(0.02)	$(0.02)

(1)
Net loss, net loss applicable to common stockholders and net loss per share prior to January 1, 2006, did not include stock-based compensation expense for employee stock options and employee stock purchases under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.

(2)	Stock-based compensation expense prior to January 1, 2006, is calculated based on the pro forma application of SFAS 123.
(3)	Net loss, net loss applicable to common stockholders and net loss per share prior to January 1, 2006, represents pro forma information based on SFAS 123.

A Black-Scholes pricing model was also used prior to the adoption of SFAS 123(R), to estimate the fair value of employee stock options on the date of grant for the purpose of the pro forma financial information in accordance with SFAS 123. The weighted average estimated value of employee stock options granted at the date of grant for options granted during the three months ended March 31, 2005 and the twelve months ended December 31, 2005 and 2004 ranged from $0.10 to $0.20 per share, $0.05 to $0.20 per share and $0.18 to $0.71 per share, respectively.

The table below depicts (i) the weighted average assumptions used in estimating the value of employee stock options on the date of grant for recording stock-based compensation cost in accordance with the guidelines of SFAS 123(R) for options issued during the three months ended March 31, 2006; and (ii) the weighted average assumptions used to estimate the fair value of employee stock options issued on the date of grant for the purpose of the pro forma financial information in accordance with SFAS 123 for the three months ended March 31, 2005.

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.29%	3.38%-4.15%
Expected life of option	5.79 years	3-4 years
Expected dividends	None	None
Expected volatility	130%	96%-102%

The risk-free interest rate represents the Treasury rate for constant maturities, as of the grant date for a term equal to the expected life of the option. The expected life of the option was estimated using the simplified calculation method in accordance with the guidance of SAB 107. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company used the vesting period as the expected life. Zero expected dividends were used in the calculation, since the Company has incurred net losses since its inception and has never paid, and does not expect to pay, in the foreseeable future any dividends. Expected volatility is based on the Company’s historical stock price analyzed on a weekly basis over the same number of years as the expected term of the options.

A summary of the status of nonvested shares as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented below:

Nonvested Shares	Options	Weighted Average Grant-Date Fair Value

Nonvested at December 31, 2005	13,057,672	$0.1900
Granted	4,850,000	$0.0358
Vested	(889,935)	$0.4300
Cancelled	(468,353)	$0.4700
Nonvested at March 31, 2006	16,549,384	$0.1200

As of March 31, 2006, there was $1,086 of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted average period of 1.1 years.

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first three months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on an analysis of historical experience, whereby the Company determined that two forfeiture rates be used in its estimates: one for grants equal to or exceeding 100,000 options and one for all other grants. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

3.	Stockholders’ Equity.

During the first quarter of 2006 and the first quarter of 2005 the Company issued 0 shares and 1,000 shares of its common stock to employees participating in the Purchase Plan, respectively. On November 3, 2005, the Company cancelled and redeemed all outstanding shares of its Series Z preferred stock.

4.	Restructuring.

The Company had no restructuring charges during the three months ended March 31, 2006 or March 31, 2005, and had no restructuring reserve balances at March 31, 2006 and December 31, 2005.

5.	Goodwill and Other Intangible Assets.

A.	Goodwill.

The Company disposed of all of its goodwill in connection with the sale of its subsidiary, Vector Internet Services, Inc., in December of 2005, and consequently has no goodwill remaining on its books at March 31, 2006 and December 31, 2005.

B.	Other Intangible Assets.

The Company had no intangible asset balances at March 31, 2006 or December 31, 2005. Amortization expense of other intangible assets for the three months ended March 31, 2006 and 2005 was $0 and $29, respectively.

6.	Debt.

On October 7, 2004, the Company closed a financing transaction with Laurus Master Fund, Ltd. (“Laurus”), pursuant to which the Company sold to Laurus convertible notes and a warrant to purchase common stock of the Company. The securities issued to Laurus were a $4,250 Secured

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

Convertible Minimum Borrowing Note (the “MB Note”), a $750 Secured Revolving Note (the “Revolving Note” and, together with the MB Note, the “Laurus Notes”), and a Common Stock Purchase Warrant to purchase 1,143,000 shares of the Company’s common stock (the “Laurus Warrant”). As part of the financing transaction with Laurus, the Company paid closing fees of approximately $242 which was recorded as a debt discount and is being amortized to interest expense over the term of the loan. The Laurus Notes are collateralized by a security interest and first priority lien on certain trade accounts receivable.

The Laurus Notes mature on August 1, 2006. Annual interest on the Laurus Notes is equal to the prime rate published in The Wall Street Journal from time to time, plus interest at the rate of two percent, provided, that such annual rate of interest on the Laurus Notes may not be less than six percent or more than seven percent. The actual interest rate was 7% at March 31, 2006 and 2005. Notwithstanding the six percent interest rate floor, the interest rate on the Laurus Notes will be decreased two percent per annum for each 25% increase in the price of the Company’s common stock above $0.28 per share, if, at that time, the Company has on file with the SEC an effective registration statement for the resale of shares of common stock issued or issuable upon conversion of the MB Note and upon exercise of the Laurus Warrant and, if not, the interest rate will be decreased one percent per annum for each 25% increase in the price of the Company’s common stock above $0.28 per share. Any change in the interest rate on the Laurus Notes will be determined on a monthly basis. In no event will the interest rate on the Laurus Notes be less than 0.00%. Interest on the Laurus Notes is payable monthly in arrears on the first day of each month during the term of the Laurus Notes.

The initial fixed conversion price under the Laurus Notes is $0.28 per share. The initial conversion price and the number of shares of the Company’s common stock issuable upon conversion of the each of the Laurus Notes are subject to adjustment in the event that the Company reclassifies, subdivides or combines its outstanding shares of common stock or issues additional shares of its common stock as a dividend on its outstanding shares of common stock. The fixed conversion price is subject to anti-dilution protection adjustments, on a weighted average basis, upon the Company’s issuance of additional shares of common stock at a price that is less than the then current fixed conversion price. Subject to certain limitations, Laurus may, at any time, convert the outstanding indebtedness of each of the Laurus Notes into shares of the Company’s common stock at the then applicable conversion price. Subject to certain trading volume and other limitations, the MB Note will automatically convert at the then applicable conversion price into shares of the Company’s common stock if, at any time while an effective registration statement under the Securities Act of 1933, as amended, for the resale of the Company’s common stock underlying the MB Note and Laurus Warrant is outstanding, the average closing price of the Company’s common stock for ten consecutive trading days is at least $0.31, subject to certain adjustments. The Revolving Note is potentially convertible into more than $750 worth of the Company’s common stock, depending upon the amount of aggregate borrowings by the Company under the Revolving Note and the amount of conversions by Laurus.

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

In exchange for agreement by the Company’s former senior, secured lenders (Deutsche Bank AG London, acting through DB Advisors LLC as investment agent (“Deutsche Bank”), and VantagePoint Venture Partners III (Q), L.P., VantagePoint Venture Partners III, L.P., VantagePoint Communications Partners, L.P. and VantagePoint Venture Partners 1996, L.P. (collectively, “VantagePoint;” VantagePoint and Deutsche Bank being collectively referred to herein as the “2003 Investors”)) to subordinate to Laurus their prior lien on certain of the Company’s accounts receivable, the Company issued warrants to the 2003 Investors (the “2004 Warrants”), allocated ratably in accordance with the 2003 Investors’ interests in the Company’s July 2003 note and warrant financing, to purchase up to an aggregate of 19,143,000 shares of common stock. The Company determined that the fair value of the 2004 Warrants was not material and accordingly no modifications to the July 18, 2003 note and warrant transaction was required. The 2004 Warrants were cancelled in connection with the Company’s financing transaction with DunKnight.

The Company determined, in accordance with the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” that the following derivatives resulted from the Laurus financing transaction described above: (i) the conversion option of the MB Note and (ii) the 1,321,571 warrants issued to Laurus and TN. Accordingly, the Company recorded the fair value of these derivatives approximating $231 as a debt discount and a non-current liability on its consolidated balance sheet. The debt discount is being amortized to interest expense using the “Effective Interest Method” of amortization over the 22 month term of the Laurus Notes. For the three months ended March 31, 2006 and 2005, approximately $33 and $30, respectively, of this debt discount was amortized to interest expense. At March 31, 2006 and December 31, 2005 the value of the derivatives was adjusted to their then current fair values of $60 and $43, respectively, with a corresponding charge of $17 and credit of $138 to other income/expense, net, for the three months ended March 31, 2006 and 2005, respectively.  The Company will continue to mark these derivatives to market on a quarterly basis.

On November 2, 2005, pursuant to the terms of a Securities Purchase Agreement dated such date between DunKnight and the Company, as amended on January 3, 2006 (the “DunKnight Purchase Agreement”), the Company consummated a private placement to DunKnight of 18% Secured Debentures, due September 4, 2006, at a discount to their face principal amount (the “Debentures”). Pursuant to the terms of the DunKnight Purchase Agreement, as described in more detail below, the Company borrowed an aggregate of $10,000 in exchange for its issuance of an aggregate $13,000 in face principal amount of Debentures.

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

The Company recorded the $3,000 discount between the $10,000 cash received and the $13,000 face principal of the first and second closings as a debt discount which is being amortized to interest expense over the term of the Debentures, using the effective interest method. The Company amortized $796 of this discount to interest expense in the first quarter of 2006.

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

The following table depicts the Company’s outstanding debt balances at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

DunKnight secured debentures	$13,000	$8,000
Unamortized debt discount	(1,832)	(1,628)
Subtotal	11,168	6,372

Laurus secured convertible note	3,639	4,073
Unamortized debt discount - derivatives	(46)	(79)
Unamortized debt discount - closing fees	(44)	(77)
Subtotal	3,549	3,917

Total debt, net of discount	14,717	10,289
Less current portion	(14,717)	(10,289)
Non-current portion	$—	$—

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

Commitments and Contingencies

Commitments

Under the Company’s facility operating leases, minimum operating lease payments as of March 31, 2006 are approximately $321 remaining in 2006, $226 in 2007, $222 in 2008, $222 in 2009, $222 in 2010 and $55 in 2011.

The Company has varying purchase commitments with certain service providers that range from one to five years all of which may be cancelled with prior written notice, of which some are subject to early termination fees.

Risks and Uncertainties

The Company has entered into interconnection agreements with traditional local telephone companies. These agreements generally have terms of one to two years and are subject to certain renewal and termination provisions by either party, generally upon 30 days’ notification. The Company has renewed such agreements beyond their initial terms in the past and anticipates that it will do so in the future. Future interconnection agreements may contain terms and conditions less favorable to the Company than those in its current agreements and could increase the Company’s costs of operations, particularly when there are changes to the federal or state legal requirements applicable to such agreements.

The Company relies on traditional local telephone companies’ granting it access, as a competitive local exchange carrier (“CLEC”), to the incumbent local exchange carriers’ (“ILEC(s)”) networks, including loop and transport network elements purchased as unbundled network elements (“UNE(s)”), in order to provide service to its customers. In August 2003, the Federal Communications Commission (the “FCC”) released its Triennial Review Order (“TRO”) that largely preserved the Company’s access to these UNEs at forward-looking or Total Element Long Run Incremental Cost (“TELRIC”) rates, which rates reflect the efficient cost of such elements to the ILECs, plus a reasonable profit. These rates are substantially lower than rates charged on network elements for which TELRIC rates do not apply. The TRO reduced or eliminated access to packet-switching capability of incumbent networks as well as to fiber/broadband connections to mass market end user premises, but largely preserved access to the copper DS-1 and digital signal level 3 (“DS-3”) loops and transport that the Company currently uses. In March 2004, the U.S. Court of Appeals for the District of Columbia Circuit issued its opinion in United States Telecom Associations v. FCC, No. 00-1012 (“USTA Decision”) affirming the de-regulation of access to the incumbent carriers’ packet-switching and fiber/broadband networks. On February 4, 2005, the FCC issued its Triennial Review Remand Order (“TRRO”) that again modified the unbundling obligations for the DS-1 and DS-3 UNEs that the Company purchases from ILECs. The new rules remove under certain circumstances an ILEC’s unbundling obligations with regard to local loops and dedicated transport. The order also eliminated local switching as a UNE, but this has not affected the Company as it owns its own switch sites and does not rely on the ILEC for the switching UNE. The availability of loops and transport UNEs varies based upon the capacity of the loop and availability of competitive alternatives to the ILEC at or between specific ILEC wire centers. Some of the loops and transport that the Company uses were subject to the new rules. For those loops and transport that were affected, the Company was able to obtain them at 15% above regulated rates through March 10, 2006. After that date, the Company is able to purchase affected

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

loops and transport from competitors or traditional telephone companies at market prices and/or regulated prices as special access. Regardless of the FCC’s UNE rules, the Company continues to purchase some network elements from competitive local telephone companies at market rates (e.g., such as transport, which is used to connect parts of the Company’s network). The TRRO has been appealed by both ILECs and competitive carriers. The Company cannot anticipate the outcome of that appeal. The Company also cannot predict future legislation or FCC regulatory action or whether such actions will adversely affect the way the Company operates its business or its ability to continue to compete in the market place.

At least one portion of the TRO that was not vacated by the D.C. Circuit could materially affect the Company’s business in the long-term. The TRO exempted from unbundling obligations certain loop transmission facilities that use fiber or new technologies. This exemption arguably applies only for loops that serve residential customers and “very small” businesses. The FCC has not defined “very small” business, and, if it does not do so in a rulemaking proceeding, the definition may be established in interconnection agreement arbitrations at the state commissions as interconnection agreements are renewed or renegotiated. Subsequent to the TRO, the FCC has on two occasions added additional loop architectures to this exemption, and it has also held that the ILECs do not have to make these facilities available to competitors at any price, discounted or otherwise. The traditional local telephone companies are continuing to lobby the FCC to expand these exemptions much deeper into the business market, and alternatively at times appear to suggest that the exemption already applies to all markets. Depending on how these rules are implemented, the traditional local telephone companies over time may decide to modify, characterize or replace their facilities in ways that would qualify them for this exemption and thereby preclude the Company from accessing these facilities pursuant to the terms of their interconnection agreements. Without access to these facilities, the Company may not be able to provide all or certain of its services in these areas. In addition, if the Company is unable to obtain unbundled access to these fiber facilities, it may not be able to offer services that are competitive with the new offerings of the traditional local telephone companies.

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

7.	Related Party Transactions

On November 2, 2005, pursuant to the terms of the DunKnight Purchase Agreement, the Company consummated a private placement of the Debentures to DunKnight in a financing involving the Company’s former chief executive officer, which resulted in certain DunKnight affiliates obtaining seats on the Company’s Board of Directors (see Note 6 for additional information about the DunKnight financing).

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

Keir Kleinknecht, who was appointed to the Board of Directors of the Company as of November 3, 2005, is the sole managing member and founder of DunKnight. David F. Struwas, the Chief Executive Officer, President and a member of the Board of Directors of the Company as of November 3, 2005, acquired a non-managing membership interest in DunKnight (an approximate 4% interest for a $250 capital contribution) before the closing of the DunKnight financing transaction with the Company. Prior to the DunKnight financing, the Company had no material relationship with DunKnight. At the time of the DunKnight financing, Mr. Struwas owned 63,250 shares of common stock of the Company. Mr. Struwas, a former founder, director and executive officer of the Company during the period from 1998-2004, was not affiliated with DunKnight during his prior tenure with the Company.

In connection with the DunKnight financing, and Mr. Struwas’ appointment as the Company’s Chief Executive Officer, the Board of Directors granted Mr. Struwas non-qualified stock options to acquire 8,000,000 and 4,850,000 shares of the Company’s common stock, on November 3, 2005 and January 4, 2006, respectively, pursuant to the 2001 Stock Plan. The options vest over three years with no shares vesting until the six month anniversary of the grant date, 16.7% of the shares vesting on the six month anniversary date and 2.78% of the shares vesting on each successive month thereafter until fully vested on the three-year anniversary of the grant date. The option for 8,000,000 shares of common stock carries an exercise price of $0.06 per share, which was the market value of the Company’s common stock on the Determination Date (as defined in the 2001 Stock Plan) under the 2001 Stock Plan; the option for 4,850,000 shares of common stock carries an exercise price of $0.04 per share, which was the market value of the Company’s common stock on the Determination Date under the 2001 Stock Plan.

For further information regarding related party transactions as of and for the year ended December 31, 2005, refer to the Company’s consolidated financial statements and footnotes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2005.

8.	Subsequent Events.

The Company relocated its headquarters’ offices from New Haven, Connecticut to Wallingford, Connecticut, in early May 2006 and will realize annualized savings in rental expense exceeding approximately $600.

(Dollars in Thousands, Except Per Share Amounts)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of DSL.net, Inc. should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005, which has been filed with the Securities and Exchange Commission (the “SEC”).

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

In the last quarter of 2005, we sold all of the issued and outstanding capital stock of our wholly-owned subsidiary, Vector Internet Services, Inc., a Minnesota-based, Internet service provider (“VISI”). As a result, we have reclassified VISI’s results of operations as discontinued operations in our Consolidated Statements of Operations and notes thereto in this Quarterly Report on Form 10-Q. Cash flows pertaining to discontinued operations are not disclosed separately in the Consolidated Statements of Cash Flows in this Quarterly Report on Form 10-Q.

We continue to experience negative cash flows and will need to raise additional capital during 2006 to fund our working capital requirements and to repay our senior secured debt obligations which mature during the third quarter of 2006. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. Failure to raise additional funds could have a material adverse affect on our ability to continue as a going concern.

Our Strategy

Our business is in transition from an earlier strategy focused primarily on expanding our network footprint and capacity to a strategy focused primarily on financial performance and on

(Dollars in Thousands, Except Per Share Amounts)

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

During 2005, we continued our focus on reducing costs; disposed of certain non-core assets, including VISI; initiated a significant re-grooming of our network to eliminate non-core central offices which was substantially completed in the first quarter of 2006; and initiated the re-branding of our integrated (VoIP) voice and data service under our Duetsm brand name at aggressive price points in the New York City and Washington, D.C. metropolitan areas. While some of these efforts have placed downward pressure, near term, on our ability to sustain or grow our revenues and achieve positive operating cash flow, we believe these actions were necessary to preserve our business enterprise and, if we obtain additional funding, to position us to increase our market penetration for data and integrated voice and data business customers in our core network area. We will need additional funding in the second quarter of 2006 to support our working capital needs, increase our sales and customer acquisition activities and favorably position us to leverage opportunities in the markets we serve. There can be no assurance that we will be able to obtain additional funding, increase our sales or sustain or grow our business (see “Liquidity and Capital Resources” below).

Operating Cash Flow. Our operating cash flow for the three months ended March 31, 2006 was negative $3,542 compared to negative $1,429 for the three months ended March 31, 2005. The increase in negative operating cash flow was primarily due to a larger net loss essentially resulting from lower revenues as further explained in Liquidity and Capital Resources, below. We continue to focus on strategic and cost reduction initiatives (further discussed below) in our attempt to improve our operating cash flows.

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

(Dollars in Thousands, Except Per Share Amounts)

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

Strategic and Cost Reduction Initiatives

Sale of our Minnesota Subsidiary. During the third quarter of 2005, we initiated a plan to sell VISI, and solicited and received several offers for its sale. We determined that VISI was a potential source of cash (if sold), and, although it was profitable, it was not aligned with our strategic and VoIP initiatives, in as much as it was an ISP servicing both consumers and businesses in a limited regionalized greater Minneapolis market. We completed the sale of all of the capital stock of VISI on December 7, 2005, for $3,300.

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

Restructure of our Business Operations. In November 2005, we began restructuring our business operations with a focus on our core network footprint of 352 central offices in the Verizon territory spanning from Boston, MA along the Eastern seaboard through the greater Washington, D.C. metropolitan area, and commenced a robust network re-grooming initiative (scheduled for completion early in the second quarter of 2006) to close approximately 100 of our central offices and core sites outside the Verizon and SNET territories that will significantly reduce recurring network operating costs. This effort was substantially completed by March 31, 2006.

(Dollars in Thousands, Except Per Share Amounts)

Re-launch VoIP Marketing Campaign. In January 2006, we re-launched our integrated (VoIP) voice and data service in the New York City and Washington, D.C. metropolitan markets at aggressive price points under our new Duetsm brand, backed the launch with a direct mailing campaign, initiated a feet-on-the-street sales campaign in New York City, launched a new Duet website (www.getduet.com) designed to support online sales of our integrated voice and data services, re-designed our corporate DSL.net website (www.dsl.net) to drive greater sales, and began implementation of online marketing campaigns.

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

We evaluate our estimates on an on-going basis. The most significant estimates relate to revenue recognition, goodwill, intangible assets and other long-lived assets, the allowance for doubtful accounts, the fair value of financial instruments and derivatives, stock-based compensation expense, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

The following is a brief discussion of our critical accounting policies and methods and the judgments and estimates used by us in their application:

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

Revenue is recognized pursuant to the terms of each contract on a monthly service fee basis, which varies based on the speed of the customer’s broadband connection and the services ordered by the customer. The monthly fee includes phone line charges, Internet access charges, the cost of any leased equipment installed at the customer’s site and fees for the other services we provide, as applicable. Revenue that is billed in advance of the services provided is deferred until the services are rendered. Revenue related to installation charges is also deferred and amortized to revenue over 18 months which is the expected customer relationship period. Installation costs incurred (up to the amount of deferred revenue) are also deferred and amortized to expense over 18 months. Any

(Dollars in Thousands, Except Per Share Amounts)

excess of direct costs over installation charges are charged to expense as incurred. In certain instances, we negotiate credits and allowances for service related matters. We provide an allowance against revenue for credits of this nature based on historical experience. Also, from time to time we offer sales incentives to our customers in the form of rebates toward select installation services and customer premises equipment. We provide an allowance based on historical experience for such estimated rebate costs, with a corresponding reduction to revenue. Establishing such allowances requires subjective judgments and estimates primarily pertaining to the number and amounts of such credits, allowances and rebates. Actual results may differ from our estimates that could result in an overstatement or understatement of revenues.

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

We account for our long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of,” which requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value of the assets is less than the carrying value of the assets, an impairment loss is to be recognized. Fair value may be determined using various valuation techniques including present value techniques based on future cash flows or recent sales offers.

We review the recoverability of goodwill annually, or when events and circumstances change, by comparing the estimated fair values, based on appropriate valuation techniques, including a discounted forecast of future cash flows or recent sales offers (what a willing buyer would pay a willing seller), of reporting units with their respective carrying values. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying value of goodwill over its implied fair value. We had no goodwill as of March 31, 2006 or December 31, 2005.

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

(Dollars in Thousands, Except Per Share Amounts)

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

With the acquisition of the NAS assets on January 10, 2003, we acquired a number of end users, some of whom we service indirectly through various ISPs. We sell our services to such ISPs who then resell such services to the end users. We have some increased exposure and concentration of credit risk pertaining to such ISPs. However, no individual customer accounted for more than 5% of revenue for the three months ended March 31, 2006 and 2005, respectively, or more than 10% of accounts receivable at March 31, 2006 and December 31, 2005.

Inventory

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

Share-Based Compensation Expense

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to our Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations for periods beginning in 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard effective January 1, 2006, the first day of our 2006 fiscal year. Our Consolidated Financial Statements as of and for the three months ended March 31, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our

(Dollars in Thousands, Except Per Share Amounts)

Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $216, which consisted of stock-based compensation expense related to employee stock options. There was no share-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended March 31, 2005 as we did not apply the recognition provisions of SFAS 123, and stock-based compensation expense as previously disclosed in the notes to the Consolidated Financial Statements was based on the pro forma application of SFAS 123.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

Under SFAS 123(R), share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our Consolidated Statement of Operations for the three months ended March 31, 2006, included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we used the straight-line single option method of attributing the value of share-based compensation to expense. As share-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of 2006, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), we continued to use the Black-Scholes option-pricing model (“Black-Scholes pricing model”) which was previously used for our pro forma information required under SFAS 123. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to: our expected stock price volatility over the term of the awards, the expected term of the award and the actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Since we have not generated any taxable income to date and have not paid any federal or state taxes based on income since inception, we have provided a valuation allowance for the full amount of our net deferred tax assets (further discussed below) and, accordingly, no tax benefits related to stock compensation expense have been recorded in our consolidated financial statements.

(Dollars in Thousands, Except Per Share Amounts)

As a result of adopting SFAS 123(R) on January 1, 2006, our loss before taxes and net loss for the three months ended March 31, 2006 are $216 higher than if we had continued to account for share based compensation under APB No. 25. Basic and diluted net loss per share of $0.02 as reported for the three months ended March 31, 2006, would not have changed, if we had not adopted SFAS 123(R).

Prior to the adoption of SFAS 123(R), tax benefits of deductions resulting from the exercise of stock options would have been presented as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

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

We have not generated any taxable income to date and, therefore, have not paid any federal income taxes or state taxes based on income since inception. Our state net operating loss carryforwards began to expire in 2004 and our federal net operating loss carryforwards begin to expire in 2019. Use of our net operating loss carryforwards may be subject to significant annual limitations resulting from a change in control due to securities issuances, including our sale of our mandatorily redeemable convertible Series X preferred stock and our mandatorily redeemable convertible Series Y preferred stock in 2001 and 2002 and from the sale of $30,000 in notes and warrants in 2003. We have provided a valuation allowance for the full amount of the net deferred tax asset since we have not determined that it is more likely than not that these future benefits will be realized.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS 153, “Exchange of Non-monetary Assets, an amendment of APB Opinion No 29” (“SFAS 153”). SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis. Instead, this statement provides that exchanges of non-monetary assets that do not have commercial substance be reported at carryover basis rather than a fair value basis. A non-monetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Although we adopted the standard as of July 1, 2005, we did not have any non-monetary asset exchanges.

Results of Operations

Continuing Operations

Revenue from Operations. Revenue from operations for the three months ended March 31, 2006 decreased by 26% to approximately $10,109 from approximately $13,674 for the three months ended March 31, 2005. The decrease in revenue resulted mainly from a decrease in the number of

(Dollars in Thousands, Except Per Share Amounts)

customers subscribing to our services, primarily attributable to customer churn exceeding the rate of new customers added.

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

Network expenses for the three months ended March 31, 2006 decreased by approximately $991 (11%) to approximately $8,416 from approximately $9,407 for the three months ended March 31, 2005. This decrease was primarily attributable to decreases in telecommunications expenses of approximately $812 attributable to a decrease in subscriber lines, decreases in amortization of deferred installation costs of approximately $108, decreases in network personnel expenses of approximately $27, decreases in subcontract labor expenses including contract labor for customer installations of approximately $35 and decreases in miscellaneous other expenses of approximately $9.

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

Network expenses incurred for certain high capacity loops and transport facilities that we lease from incumbent local exchange carriers that connect to certain of our central offices and our network (collectively, “Unimpaired Facilities”) increased by up to a maximum of 15% commencing on March 11, 2005, as a result of the FCC’s Triennial Review Remand Order issued February 4, 2005 (the “TRRO”). Such increases did not have a material adverse effect on our network expenses for 2005 or the first quarter of 2006. Under the TRRO, as of March 11, 2006, incumbent local exchange carries are no longer capped by the 15% maximum rate increase for Unimpaired Facilities and these carriers are currently able to charge higher special access or negotiated rates for such facilities. During the fourth quarter of 2005 and the first quarter of 2006, we engaged in a substantial network re-grooming exercise to, among other things, restructure our network to eliminate our need for or reduce our use of Unimpaired Facilities. Where we continue to have a need for such facilities, we have negotiated special rates. As a result of these efforts, we do not anticipate that we will incur any material increase in network expenses in 2006 associated with our use of Unimpaired Facilities.

Operations Expenses. Our operations expenses include costs related to customer care, customer provisioning, customer billing, customer technical assistance, purchasing, headquarters facilities operations, operating systems maintenance and support and other related overhead expenses.

Operations expenses for the three months ended March 31, 2006 increased to approximately $1,506, from approximately $1,349 for the three months ended March 31, 2005. This increase of approximately $157 (12%) was primarily attributable to increases in non-recurring costs associated with closure of central offices located outside of the Verizon territory of approximately $166,

(Dollars in Thousands, Except Per Share Amounts)

increase in employee stock compensation expense resulting from adoption of SFAS123(R) of approximately $129 (whereas no stock compensation expense was recognized in the first quarter of 2005 as we used the intrinsic value method in accounting for stock-based compensation in accordance with the guidance of APB 25 and SFAS 123, which required only pro forma disclosures). These increases were partially offset by decreases in operations personnel expenses of approximately $96, attributable to personnel reductions, and decreases in miscellaneous other operations expenses of approximately $42.

General and Administrative. Our general and administrative expenses consist primarily of costs relating to human resources, finance, executive, administrative services, recruiting, insurance, public reporting, legal and auditing services, leased office facilities rent and bad debt expenses.

General and administrative expenses for the three months ended March 31, 2006, were approximately $2,250, compared to approximately $2,389 for the three months ended March 31, 2005. This decrease of approximately $139 (6%) was primarily due to decreases in salaries and benefits of approximately $20 attributable to personnel reductions, decreases in insurance expense of approximately $26, decreases in public reporting costs of approximately $47, decreases in licenses and fees of approximately $74, and decreases in bad debt expense net of recoveries of approximately $251. These decreases were partially offset by increases in amortization of deferred financing costs related to our secured debt financing with DunKnight Telecom Partners LLC (“DunKnight”) of approximately $212, and increases in employee stock compensation expense resulting from adoption of SFAS123(R) of approximately $67 (whereas no stock compensation expense was recognized in the first quarter of 2005 as we used the intrinsic value method in accounting for stock-based compensation in accordance with the guidance of APB 25 and SFAS 123, which required only pro forma disclosures).

Sales and Marketing. Our sales and marketing expenses consist primarily of expenses for personnel, the development of our brand name, promotional materials, direct mail advertising and sales commissions and incentives.

Sales and marketing expenses for the three months ended March 31, 2006, were approximately $553 compared to approximately $184 for the three months ended March 31, 2005. This increase of approximately $369 (199%) was primarily attributable to increases in salaries and benefits of approximately $48 attributable to personnel increases, increases in consulting and temporary services of approximately $51, increases in advertising and direct mail of approximately $257, and increases in miscellaneous expenses of approximately $13.

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

Depreciation and amortization expenses for the three months ended March 31, 2006, were approximately $881 compared to approximately $1,863 for the three months ended March 31, 2005, a decrease of $982 (53%). The decreases were primarily attributable to certain intangible and fixed assets having become fully depreciated and amortized during the last twelve months combined with minimal new capital purchases.

Our identified intangible assets consist of customer lists, which are amortized over two years. Amortization expense of other intangible assets (included in depreciation and amortization expenses

(Dollars in Thousands, Except Per Share Amounts)

discussed above) for the three months ended March 31, 2006 and 2005 was $0 and $29, respectively. We had no intangible asset balances at March 31, 2006 or December 31, 2005.

Interest Expense, Net. Net interest expense of approximately $1,353 for the three months ended March 31, 2006 included approximately $1,440 of interest expense, which was partially offset by approximately $86 in interest income. Net interest expense of approximately $2,109 for the three months ended March 31, 2005 included approximately $2,150 of interest expense, which was partially offset by approximately $41 of interest income. The decrease in interest expense of approximately $711 was primarily attributable to (i) decreased amortization of debt discount of approximately $1,118 due to extinguishment of the debt and the warrants issued as part of our July 2003 note and warrant financing which was partially offset by increased debt discount amortization related to our DunKnight debt financing and (ii) increased interest expense of approximately $407 resulting from increased interest expense related to our DunKnight financing, partially offset by lower interest expense related to the extinguishment of the debt issued as part of our July 2003 note and warrant financing.

Other Income (Expense), Net. Other expense for the three months ended March 31, 2006 of $17 represents non-cash, mark-to-market adjustments on financial instrument derivatives. Other income for the three months ended March 31, 2005 of approximately $138, represents non-cash, mark-to-market adjustments on financial instrument derivatives.

Stock Compensation. Beginning in the first quarter of 2006, we adopted SFAS 123(R) on a modified prospective basis. The following table reflects the effects on net loss and net loss per share, basic and diluted, for the three months ended March 31, 2006, compared with the respective pro forma information for the three months ended March 31, 2005:

	Three Months Ended March 31,
	2006	2005
Net loss as reported for prior periods (1)	N/A	$(3,502)
Stock-based compensation expense related to employee stock options (2)	(216)	(951)
Net loss including the effect of stock-based compensation expense (3)	$(4,867)	$(4,453)

Net loss applicable to common stockholders:
As reported for prior periods (1)	N/A	$(3,502)
Net loss including the effect of stock-based compensation expense (3)	$(4,867)	$(4,453)
Basic and diluted net loss per common share:
As reported for prior periods (1)	N/A	$(0.01)
Including the effect of stock-based compensation expense (3)	$(0.02)	$(0.02)

(1)
Net loss, net loss applicable to common stockholders and net loss per share prior to January 1, 2006, did not include stock-based compensation expense for employee stock options and employee stock purchases under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.

(Dollars in Thousands, Except Per Share Amounts)

(2)	Stock-based compensation expense prior to January 1, 2006, is calculated based on the pro forma application of SFAS 123.
(3)	Net loss, net loss applicable to common stockholders and net loss per share prior to January 1, 2006, represents pro forma information based on SFAS 123.

The table below depicts (i) the weighted average assumptions used in estimating the value of employee stock options on the date of grant for recording stock-based compensation cost in accordance with the guidelines of SFAS 123(R) for options issued during the three months ended March 31, 2006; and (ii) the weighted average assumptions used to estimate the fair value of employee stock options issued on the date of grant for the purpose of the pro forma financial information in accordance with SFAS 123 for the three months ended March 31, 2005.

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.29%	3.38%-4.15%
Expected life of option	5.79 years	3-4 years
Expected dividends	None	None
Expected volatility	130%	96%-102%

The risk-free interest rate represents the Treasury rate for constant maturities, as of the grant date for a term equal to the expected life of the option. The expected life of the option was estimated using the simplified calculation method in accordance with the guidance of SAB 107. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company used the vesting period as the expected life. Zero expected dividends were used in the calculation, since the Company has incurred net losses since its inception and has never paid, and does not expect to pay, in the foreseeable future any dividends. Expected volatility is based on the Company’s historical stock price analyzed on a weekly basis over the same number of years as the expected term of the options.

Net Loss from Continuing Operations. Net loss from continuing operations was approximately $4,867 and $3,489 for the three months ended March 31, 2006 and 2005, respectively.

Net loss from Discontinued Operations. Net loss from discontinued operations represents the results of operations of our subsidiary, VISI, which we sold in December 2005. Summary results of discontinued operations of VISI for the three months ended March 31, 2005 are:

Three Months Ended
March 31, 2005

Revenue	$1,766
Operating expenses	$1,779
Operating loss	$13
Net loss	$13

Liquidity and Capital Resources

We have financed our capital expenditures, acquisitions and operations primarily with the proceeds from the sale of stock and debt instruments and from borrowings, including equipment

(Dollars in Thousands, Except Per Share Amounts)

lease financings. As of March 31, 2006, we had cash and cash equivalents of approximately $8,611 and negative working capital of approximately $7,723.

Discontinued Operations:

Cash provided to us from discontinued operations (included in the consolidated cash flow discussions below) during the three months ended March 31, 2005 was comprised of the following:

Three Months Ended March 31, 2005
Cash provided by operating activities	$163
Cash used in investing activities -
purchases of property and equipment	(71)
Cash used in financing activities	—
Net cash provided to parent company	$92

Cash Used In Operating Activities. Net cash used in operating activities of $3,542 for the three months ended March 31, 2006 was $2,113 (148%) higher than net cash used in operating activities of approximately $1,429 for the three months ended March 31, 2005. The increase in net cash used for operating activities was primarily due to higher net loss of approximately $1,365 combined with net lower non-cash items, including: depreciation and amortization, provision for bad debt expense, sales credits and allowances, amortization of debt discount, stock compensation expense, loss on write-off of fixed assets, and mark to market adjustments of approximately $1,935, and an increase in accounts receivable (compared to a decrease in 2005) of approximately $608, and an increase in other assets (compared to a decrease in 2005) of approximately $265. Partially offsetting the previous items, were improvements resulting from lower net decreases in accounts payable and accrued expenses of approximately $1,801, a higher decrease in prepaid expenses and other current assets of approximately $167, and a lower decrease in deferred revenue of approximately $92.

Cash (Used in) Provided by Investing Activities. Net cash used in investing activities for the three months ended March 31, 2006, was approximately $155 and was used to purchase property and equipment primarily related to the relocation of our headquarters’ offices from New Haven, CT to Wallingford, CT. Net cash provided by investing activities of approximately $2,370 for the three months ended March 31, 2005, resulted from a decrease in restricted cash of approximately $2,430, partially offset by purchases of equipment of approximately $60.

The development and expansion of our business has required significant capital expenditures. The actual amounts and timing of our future capital expenditures will vary depending on the speed at which we expand our service area and implement our network and services for our customers. We currently anticipate spending approximately $600 for capital expenditures during 2006, primarily for equipment and leasehold improvements to our relocated headquarters office and for the maintenance of our network. The actual amounts and timing of our capital expenditures could differ materially both in amount and timing from our current plans.

Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2006 was approximately $3,543, and related primarily to proceeds from the second installment of the DunKnight debt financing of approximately $4,000,

(Dollars in Thousands, Except Per Share Amounts)

partially offset by principal payments on our borrowings with Laurus Master Fund, Ltd. (“Laurus”) of approximately $434 and principal payments on capital lease obligations of approximately $23. From time to time we have entered into equipment lease financing arrangements with vendors. In the aggregate, there was approximately $32 and $54 outstanding under capital lease obligations at March 31, 2006 and December 31, 2005, respectively.

Cash Resources and Liquidity Constraints. On November 2, 2005, pursuant to the terms of a Securities Purchase Agreement dated such date between DunKnight and us (as amended on January 3, 2006, the “DunKnight Purchase Agreement”), we consummated a private placement to DunKnight of 18% Secured Debentures, at a discount to their face principal amount, due September 4, 2006 (the “Debentures”). Pursuant to the terms of the DunKnight Purchase Agreement, as described in more detail below, we borrowed an aggregate of $10,000 in exchange for our issuance of an aggregate $13,000 in face principal amount of Debentures.

At the first closing under the DunKnight Purchase Agreement on November 2, 2005, we issued an $8,000 face principal amount Debenture to DunKnight and received $6,000 in gross cash proceeds. At the second closing on February 1, 2006, we issued an additional $5,000 in face principal amount of Debentures to DunKnight and its co-investor (Knight Vision Foundation) and received an additional $4,000 in gross cash proceeds. Each Debenture matures on September 4, 2006 and carries an annual interest rate of 18%, payable monthly in arrears in cash based on the face principal amount of the Debenture. Interest is based on a 360-day year and the actual number of days elapsed. The monthly cash requirements in respect of interest payments are approximately $120 following the first closing, commencing on December 1, 2005, and an additional $75 following the second closing, commencing on March 1, 2006, for an aggregate approximate $195 per month. Overdue interest is subject to an additional annual interest rate of 10.5% and, upon an event of default, the interest rate will increase by an additional 10.5%. Upon the occurrence of an event of default, DunKnight may declare all amounts under the Debentures immediately due and payable in cash and, in such event, we would be required to pay 112% of the principal amount of the Debentures, plus all accrued and unpaid interest and any unpaid penalties or late fees. We may prepay the entire principal amount due under the Debentures at any time without any additional premium or penalty.

We recorded the $3,000 discount between the $10,000 cash received and the $13,000 face principal of the first and second closings as a debt discount which is being amortized to interest expense over the term of the Debentures, using the effective interest method. We amortized approximately $796 of this discount to interest expense in the first quarter of 2006.

Pursuant to the terms of that certain Implementation Agreement dated November 2, 2005, among us and the 2003 Investors (the “Implementation Agreement”), on November 3, 2005, we used $5,500 of the proceeds of the first closing of the DunKnight Debenture financing to eliminate, at a substantial discount, $30,870 (inclusive of accrued but unpaid interest) in senior secured debt due July 6, 2006 originally issued to our 2003 secured note and warrant investors (the “2003 Investors”) on July 18, 2003; cancel all outstanding shares of our Series Z preferred stock that carried a liquidation preference of $15,680; and cancel warrants to purchase approximately 190,890,621 shares of our common stock previously issued to or held by the 2003 Investors. In addition, the Implementation Agreement terminated, subject to exceptions for certain limited surviving provisions, all previously existing agreements under which the 2003 Investors and their affiliates had imposed numerous financial, operational, and other contractual obligations on us.

We granted DunKnight a first priority security interest in substantially all of our assets as collateral security for the Debentures. Under the terms of

(Dollars in Thousands, Except Per Share Amounts)

a subordination agreement among DunKnight, Laurus, and us, DunKnight’s security interest in our assets is subject to the existing security interest of Laurus in our accounts receivables, which secures our existing indebtedness to Laurus of approximately $3,639 at March 31, 2006, evidenced by certain convertible promissory notes issued to Laurus in October 2004 and maturing in August 2006.

The terms of the Debentures limit our ability to take the following actions, among others, without the consent of holders of a majority in principal amount of the Debentures:

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

•	create any liens other than certain permitted liens;

•	amend organizational documents in a way that materially and adversely affects the rights of the holders of the Debentures;

•	repurchase more than a de minimis number of shares of common stock;

•	pay cash dividends on, or make cash distributions with respect to, any equity security;

•	transfer any assets other than (i) inventory in the ordinary course, (ii) obsolete or unusable assets and (iii) the assets or capital stock of VISI (which we sold in December of 2005);

•	increase the base salary of our chief executive officer beyond $300 per year;

•	enter into any agreement involving payments by us exceeding $150;

•	initiate bankruptcy or insolvency proceedings;

•	engage in a change of control transaction (as defined in the Debentures);

•	change our business objectives, operations, or capital structure unless such change is unanimously approved by our board of directors;

•	permit any person to declare a default under, or terminate, any material agreement; and

•	undertake financings involving the issuance of securities (other than in order to refinance the Debentures).

The Debentures also contain negative covenants that, among other things, require that at all times we be able to pay our debts generally when they become due and we maintain a balance of unrestricted, unencumbered marketable securities, cash, and cash equivalents with a value of at least $1,500. The foregoing covenants are subject to a number of exceptions and qualifications.

(Dollars in Thousands, Except Per Share Amounts)

In addition, as part of the DunKnight financing, David F. Struwas was appointed as a director to our board of directors and as our new chief executive officer and president, replacing Kirby G. “Buddy” Pickle who served as our chief executive officer and as a director since April 2004 and as our president since September 2005 and whose employment with us was effectively terminated on November 2, 2005. Mr. Struwas’ employment agreement with us provides for the payment of a $300 annual base salary. The termination of Mr. Pickle’s employment with us triggered severance benefits under his employment agreement with us dated April 14, 2004 (the “Existing Employment Agreement”). On November 2, 2005, we entered into an amendment to the Existing Employment Agreement with Mr. Pickle (the “Amendment Agreement”) to address considerations arising from the American Jobs Creation Act of 2004. Pursuant to the Existing Employment Agreement, we (i) will continue to pay Mr. Pickle, as severance, his base salary for the eighteen months following his termination of employment, in an aggregate amount of $525, in accordance with regular payroll practices, and (ii) will pay for Mr. Pickle’s COBRA costs for the continuation of his medical benefits for the eighteen month period, subject to Mr. Pickle’s compliance with the surviving provisions of the Existing Employment Agreement. Pursuant to the Amendment Agreement, the parties agreed to defer all severance payments of base compensation under the Existing Employment Agreement for a period of six months and one day from his termination date. On the first payroll date after such six month and one day period, all payments otherwise payable to Mr. Pickle during such period will be paid in a lump sum. Monthly severance payments will continue thereafter for the remainder of the 18 month period. Mr. Pickle also received a one-time, $350 bonus in November 2005, for leading us in consummating the DunKnight Debenture financing. Mr. Struwas received a $100 signing bonus in connection with his appointment as our new chief executive officer, which is payable in equal installments over 12 monthly pay periods.

The following table depicts the Company’s outstanding debt balances at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

DunKnight secured debentures	$13,000	$8,000
Unamortized debt discount	(1,832)	(1,628)
Subtotal	11,168	6,372

Laurus secured convertible note	3,639	4,073
Unamortized debt discount - derivatives	(46)	(79)
Unamortized debt discount - closing fees	(44)	(77)
Subtotal	3,549	3,917

Total debt, net of discount	14,717	10,289
Less current portion	(14,717)	(10,289)
Non-current portion	$—	$—

We intend to use our cash resources to finance our operating losses, capital expenditures, lease payments, and working capital requirements, and for other general corporate purposes. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including (i) our ability to raise sufficient additional debt, equity or other capital to fund our ongoing operating requirements, repay our secured debt obligations which mature in the third quarter of 2006 (discussed above), and expand our sales and marketing efforts, (ii) market acceptance of our services, (iii) revenue growth, (iv) planned capital expenditures, (v) cash

(Dollars in Thousands, Except Per Share Amounts)

generated from operations, (vi) improvements in operating productivity, (vii) the extent and timing of entry into new markets, (viii) the introduction of new products or services, and (ix) the modification or elimination of certain products or services.

We experience end-user disconnections or “churn,” that significantly impacts our ability to sustain or grow our revenue base. End-user churn is the result of several factors, including (i) recent consolidation in our industry and higher competition leading to reduced pricing for the services we offer; (ii) end-users’ closing facilities, moving to new locations or ceasing operations; and (iii) end-users’ determinations that less robust but lower-priced service offerings from competitors are sufficient for their needs. While we are working to reduce our end-user churn, many of the causes of such churn are beyond our control. In addition, in the absence of our raising additional funding to finance increased sales and marketing activities and new customer acquisitions, our end-user churn will continue to exceed the rate at which we can replace such disconnecting customers. As a result, we anticipate that our end-user churn in the near term will continue to result in declining revenue and will adversely affect our cash generated from operations.

As we reported in our Annual Report on Form 10-K for the year ended December 31, 2005, our sustained operating losses raise substantial doubt about our ability to continue as a going concern. Based on our current business plans and projections, we believe that our existing cash resources and cash expected to be generated from continuing operations will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements through the second quarter of 2006. As a result, we will need to raise additional financing before the end of the second quarter of 2006, through some combination of borrowings or the sale of equity or debt securities, in order to finance our ongoing operating requirements and to enable us to repay all of our senior secured debt. We may not be able to raise sufficient additional debt, equity or other capital on acceptable terms, if at all. Failure to generate sufficient revenues, contain certain discretionary spending, achieve certain other business plan objectives, or raise additional funds could have a material adverse affect on the our results of operations, cash flows and financial position, including our ability to continue as a going concern, and may require us to sell all or a portion of our assets, significantly reduce, reorganize, discontinue or shut down our operations, or seek protection under the U.S. bankruptcy code. There can be no assurance that any sale transaction, merger or liquidating distribution by us will result in any minimum value or minimum amount of proceeds accreting to the benefit of our common stockholders as a result of any such transaction, should one occur.

Our cash requirements and financial performance, including our ability to achieve profitability or become cash flow positive, may vary based upon a number of factors, including:

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

(Dollars in Thousands, Except Per Share Amounts)

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

•	our ability to establish and maintain relationships with marketing partners;

•	the successful implementation and administration of financial, information management and operations support systems to efficiently and cost-effectively support our operations and growth; and

•	the favorable outcomes of numerous federal and state regulatory proceedings and related judicial proceedings, including proceedings relating to the Telecommunications Act of 1996, as amended.

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

Contractual Obligations. Since December 31, 2005, the only material changes to the contractual obligations presented in our Annual Report on Form 10-K for the year ended December 31, 2005 pursuant to Item 303 of Regulation S-K promulgated by the SEC were certain lease arrangements for our offices, data center and warehouse facilities. In March of 2006, we contracted to sublease approximately 18,387 square feet of office space in Wallingford, Connecticut to be used for corporate offices, a network operations center and warehouse purposes, which we took occupancy of in early May of 2006. Our New Haven, Connecticut office lease expires on May 31, 2006 and will not be renewed. Also in March of 2006, we signed a six month lease for “turn-key” office space in Reston, Virginia and allowed to expire without renewal our former office space in Herndon, Virginia. The estimated annualized savings resulting from these office relocations will exceed $800. Future minimum annual lease payments as of March 31, 2006 are: $322 remaining in 2006, $226 in 2007, $222 in 2008, $222 in 2009, $222 in 2010, and $55 in 2011.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

(Dollars in Thousands, Except Per Share Amounts)

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as our intention to seek additional debt or equity capital. The statements contained in this report which are not historical facts may be deemed to contain forward-looking statements. These statements relate to future events or our future financial or business performance, and are identified by terminology such as “may,” “might,” “will,” “should,” “expect,” “scheduled,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or the negative of such terms or other comparable terminology. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include, among other things, those described elsewhere in this report and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which has been filed with the SEC. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation, and disclaim any obligation, to update or revise the information contained in this report, whether as a result of new information, future events or circumstances or otherwise.

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

Part II - Other Information

Item 6.	Exhibits.

See the Exhibit Index included as the last part of this Quarterly Report on Form 10-Q, which Index is incorporated herein by this reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DSL.NET, INC.

Date: May 22, 2006	By:	/s/ Walter R. Keisch
Walter R. Keisch
Chief Financial Officer & Treasurer (Duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Exhibit
10.01*	Sublease, dated as of March 1, 2006, between DSL.net, Inc. and CiDRA Corporation.
11.01*	Statements of Computation of Basic and Diluted Net Loss Per Share.
31.01*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.