Form 10-Q
period 2006-06-30
DSL NET INC
filed 2006-08-14
CIK 1085866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
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

Yes ☒    No ☐

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of August 1, 2006, the registrant had 239,020,817 shares of common stock outstanding.

DSL.net, Inc.

INDEX

		Page
		Number

Part I - Financial Information

Item 1.	Consolidated Financial Statements	2

	Consolidated Balance Sheets at June 30, 2006 (unaudited) and
	December 31, 2005	2

	Consolidated Statements of Operations for the three months and six months
	ended June 30, 2006 and 2005 (unaudited)	3

	Consolidated Statements of Cash Flows for the six months
	ended June 30, 2006 and 2005 (unaudited)	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	52

Item 4.	Controls and Procedures	52

Part II - Other Information

Item 6.	Exhibits	52

Signature		53

Exhibit Index		54

DSL.net, Inc.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1A.)
ASSETS
Current assets:
Cash and cash equivalents	$7,183	$8,765
Accounts receivable (net of allowances of $687 and $794 at June 30, 2006 and December 31, 2005, respectively)	3,536	4,210
Inventory	203	215
Deferred costs	74	110
Prepaid expenses and other current assets	1,346	2,009
Total current assets	12,342	15,309

Fixed assets, net	5,538	6,859
Other assets	686	674
Total assets	$18,566	$22,842

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY
Current liabilities:
Accounts payable	$2,540	$3,211
Accrued salaries	575	591
Accrued liabilities	1,444	2,031
Deferred revenue	2,486	2,950
Equipment lease payable	9	54
Notes payable, net of discount	15,962	10,289
Financial instrument derivatives, current portion	—	6
Total current liabilities	23,016	19,133

Financial instrument derivatives, less current portion	41	37
Total liabilities	23,057	19,170

Commitments and contingencies (Note 7)

Stockholders’ (deficiency) equity:
Common stock, $.0005 par value; 800,000,000 shares authorized, 239,020,817 and 233,620,817 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	120	117
Additional paid-in capital	357,108	354,706
Accumulated deficit	(361,719)	(351,151)
Total stockholders’ (deficiency) equity	(4,491)	3,672

Total liabilities and stockholders’ (deficiency) equity	$18,566	$22,842

The accompanying notes are an integral part of these consolidated financial statements.

DSL.net, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue from continuing operations	$9,494	$12,706	$19,604	$26,380

Operating expenses from continuing operations:
Network (a)	7,015	8,497	15,413	17,904
Operations (a)	1,299	1,391	2,676	2,741
General and administrative (a)	2,203	2,376	4,386	4,764
Sales and marketing (a)	259	167	811	352
Stock-based compensation	2,067	—	2,283	—
Depreciation and amortization	880	951	1,761	2,813
Total operating expenses	13,723	13,382	27,330	28,574

Operating loss from continuing operations	(4,229)	(676)	(7,726)	(2,194)

Interest expense, net, from continuing operations	(1,518)	(2,484)	(2,871)	(4,593)
Other income, net, from continuing operations	46	71	29	209
Net loss from continuing operations	(5,701)	(3,089)	(10,568)	(6,578)
Income (loss) from discontinued operations	—	7	—	(6)

Net loss	$(5,701)	$(3,082)	$(10,568)	$(6,584)

Net loss per share, basic and diluted from continuing operations	$(0.02)	$(0.01)	$(0.05)	$(0.03)
Net loss per share, basic and diluted from discontinued operations	$—	nil	$—	nil
Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.03)
Shares used in computing net loss per share, basic and diluted	235,282,355	233,620,817	234,456,176	$233,620,486

(a) Stock-based compensation and depreciation and amortization were excluded from the following operating expense line items and presented as separate operating expense line items:

Stock-based compensation:
Network	$170	$—	$189	$—
Operations	269	—	398	—
General and administrative	1,569	—	1,636	—
Sales and marketing	59	—	60	—
Total	$2,067	$—	$2,283	$—
Depreciation and amortization:
Network	$812	$865	$1,623	$2,552
General and administrative	68	86	138	261
Total	$880	$951	$1,761	$2,813

The accompanying notes are an integral part of these consolidated financial statements.

DSL.net, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(10,568)	$(6,584)

Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	1,761	3,108
Bad debt expense	159	331
Sales credits and allowances	99	36
Amortization of deferred debt issuance costs and debt discount	1,794	4,340
Non-cash mark to market adjustment	(2)	(209)
Stock compensation expense	2,283	—
Loss on sale/write-off of fixed assets	11	—
Net changes in assets and liabilities, net of acquired assets:
Decrease in accounts receivable	416	774
Decrease in prepaid expenses and other current assets	711	229
(Increase) / decrease in other assets	(12)	465
(Decrease) in accounts payable	(671)	(1,688)
(Decrease) / increase in accrued salaries	(16)	535
(Decrease) in accrued liabilities	(586)	(1,269)
(Decrease) in deferred revenue	(465)	(843)
Net cash used in operating activities	(5,086)	(775)

Cash flows from investing activities:
Purchases of property and equipment	(513)	(240)
Proceeds from sales of property and equipment	63	—
(Increase) / decrease in restricted cash	(1)	2,430
Net cash (used in) provided by investing activities	(451)	2,190

Cash flows from financing activities:
Proceeds from note issuances	4,000	—
Principal payments on Minimum Borrowing Note	(610)	—
Proceeds from reinstatements on Minimum Borrowing Note	611	—
Principal payments on capital lease obligations	(46)	(42)
Net cash provided by (used in) financing activities	3,955	(42)

Net (decrease) / increase in cash and cash equivalents	(1,582)	1,373
Cash and cash equivalents at beginning of year	8,765	7,079
Cash and cash equivalents at end of year	$7,183	$8,452

Supplemental disclosure:
Cash paid: interest	$1,171	$152

Fixed asset purchases included in accounts payable	$—	$90

Supplemental disclosure of non-cash financing activities:
During the second quarter of 2006 the Company issued 5,400,000 shares of its common stock to its secured debtholders in consideration for extending their debt maturities by three months.  The fair value ascribed to the stock on the date of issuance approximated $122 (Note 6).

The accompanying notes are an integral part of these consolidated financial statements.

DSL.net, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

1.      Summary of Significant Accounting Policies.

A.    Basis of Presentation.

The consolidated financial statements (“financial statements”) of DSL.net, Inc. (“DSL.net” or the “Company”) at June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 are unaudited, but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) that DSL.net considers necessary for a fair presentation of its financial position and operating results. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of results that may be expected for any future periods.

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

Liquidity

As reflected in the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company incurred operating losses from continuing operations of approximately $7,276 and negative operating cash flows of approximately $3,904 for the year ended December 31, 2005. During the six months ended June 30, 2006, the Company incurred operating losses of approximately $4,229 from continuing operations and negative operating cash flows of approximately $5,086. These operating losses and negative operating cash flows have been financed primarily by proceeds from debt and equity issuances. The Company had accumulated deficits of approximately $361,719 at June 30, 2006 and $351,151 at December 31, 2005. The Company expects its operating losses and net operating cash outflows to continue through 2006.

On November 3, 2005 the Company issued $8,000 in secured debt and received approximately $6,000 in cash in a debt financing from DunKnight Telecom Partners LLC (“DunKnight”). The Company used $5,500 of the initial $6,000 proceeds from this financing to extinguish, at a substantial discount, approximately $30,870 (including accrued but unpaid interest) in senior secured debt due July 6, 2006, cancel all outstanding shares of the Company’s Series Z preferred stock that carried a liquidation preference of $15,680 and cancel warrants to purchase approximately 190,890,621 shares of the Company’s common stock. On February 1, 2006, the Company received $4,000 in cash and issued $5,000 of additional secured debt in connection with the second closing of its financing transaction with DunKnight and its co-investor. The DunKnight debentures mature December 4, 2006 (Note 6).

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

As the Company reported in its Annual Report on Form 10-K for the year ended December 31, 2005, the Company’s sustained operating losses raise substantial doubt about its ability to continue as a going concern. Based on its current business plans and projections, the Company believes that its existing cash resources plus cash expected to be generated from operations will be sufficient to fund its operating losses, capital expenditures, lease payments and working capital requirements through the end of the third quarter of 2006. As a result, the Company will need to raise additional financing before the end of the third quarter of 2006, through some combination of borrowings or the sale of equity or debt securities, in order to finance its ongoing operating requirements and to enable it to repay all of its senior secured debt obligations (Note 6). The Company may not be able to raise sufficient additional debt, equity or other capital on acceptable terms, if at all. Failure to generate sufficient revenues, contain certain discretionary spending, achieve certain other business plan objectives, or raise additional funds could have a material adverse affect on the Company’s results of operations, cash flows and financial position, including its ability to continue as a going concern, and may require the Company to sell all or a portion of the Company’s assets, significantly reduce, reorganize, discontinue or shut down its operations, or seek protection under the U.S. bankruptcy code. There can be no assurance that any sale transaction, merger or liquidating distribution by the Company will result in any minimum value or minimum amount of proceeds accreting to the benefit of the Company’s common stockholders as a result of any such transaction, should one occur.

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

Segment Reporting

The Company has one reportable business operating segment under the requirements of SFAS No. 131.

Accounting Policies

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

The Company seeks to price its services competitively. The market for high-speed data communications services, Internet access and Voice over Internet Protocol is rapidly evolving and intensely competitive. While many competitors and potential competitors may enjoy competitive advantages over the Company, the Company is pursuing a significant market that, management believes, is currently under-served. Although pricing is an important part of the Company’s strategy, management believes that direct relationships with customers and consistent, high quality service and customer support will be important factors in generating customer loyalty. During the past several years, market prices for many telecommunications services and equipment have been declining, which is a trend that might continue.

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

The Company reviews the recoverability of goodwill annually, or when events and circumstances change, by comparing the estimated fair values, based on appropriate valuation techniques, including a discounted forecast of future cash flows or recent sales offers (what a willing buyer would pay a willing seller), of reporting units with their respective carrying values. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying value of goodwill over its implied fair value. The Company had no goodwill as of June 30, 2006 or December 31, 2005.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Such allowance requires management’s estimates and judgments and is computed based on historical experience using varying percentages of aged receivables. The Company principally sells its services directly to end users mainly consisting of small to medium sized businesses, but the Company also sells its services to certain resellers, such as Internet service providers (“ISPs”). The Company believes that it does not have significant exposure or concentrations of credit risk with respect to any given customer. However, if the country or any region the Company services experiences an economic downturn, the financial condition of the Company’s customers could be adversely affected, which could result in their inability to make payments to the Company. This could require additional provisions for doubtful accounts and an increase in the allowance. In addition, a negative impact on revenue and cash flows related to those customers may occur. No individual customer accounted for more than 5% of revenue for the three and six months ended June 30, 2006 and 2005.

Fair Value of Financial Instruments and Derivatives

The Company accounts for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designated are based on the exposures hedged. Changes in the fair value of derivatives designated as fair value hedges are recognized in earnings along with fair value changes of the hedged item. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) and are recognized in earnings when the hedged item affects earnings. Changes in the fair value of derivative instruments which are not designated as hedges are recognized in earnings as other income (loss). At June 30, 2006 and December 31, 2005, the Company did not have any derivative instruments that were designated as hedges.

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

Stock-Based Compensation Expense

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations for periods beginning in 2006. In March 2005, the SEC issued SAB No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard effective January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s financial statements as of and for the three and six months ended June 30, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $2,067, and $2,283, respectively, which consisted of stock-based compensation expense related to

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

employee stock options. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three and six months ended June 30, 2005 (Note 2).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations.

Under SFAS 123(R), share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2006, included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company used the straight-line single option method of attributing the value of share-based compensation to expense. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of 2006, was based on awards ultimately expected to vest, it was reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates (see discussion below regarding acceleration of vesting in the second quarter of 2006). In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

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

As of June 2, 2006 (the “Effective Date”), the Company’s Board of Directors elected to fully accelerate the vesting of each unvested outstanding stock option granted under the Company’s qualified stock option plans. The option acceleration was effected in order to ease the Company’s accounting burden resulting from the impact of the Company’s adoption and compliance with SFAS 123(R), in recognition of the fact that the overwhelming majority of the Company’s outstanding stock options are at exercise prices well above the highest reported market price of the Company’s Common Stock over the past several fiscal quarters, and not with the design of providing any

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

potential short-term windfall for any option holder. As a result of the vesting acceleration, stock-based compensation expense calculated under SFAS 123(R) for the second quarter 2006 was $1,856 higher than it would have been, had the acceleration not occurred. Also, as a result of the vesting acceleration, the Company will not incur stock-based compensation expense in future periods until such time as additional stock options are granted and only in the periods that such additional stock options (if granted) are expected to vest.

In connection with such acceleration, David F. Struwas, the Company’s President and Chief Executive Officer, entered into a “lock-up” agreement on June 2, 2006, pursuant to which Mr. Struwas agreed, with respect to his unvested options outstanding and held by him as of the date immediately preceding the Effective Date that are exercisable at or below $0.06 per share, to refrain from selling, transferring, pledging, or otherwise disposing of any shares acquired upon the exercise of any such accelerated options until the earliest of:

(i) the date on which the exercise would have been permitted under the applicable accelerated options’ pre-acceleration vesting terms;

(ii) the day after his last day of employment with the Company, if such employment ceased for any reason other than “cause” or his voluntary resignation for any reason other than “good reason,” each as defined under the applicable stock option plans or an applicable agreement between the Company and Mr. Struwas;

(iii) the occurrence of a “change in control” of the Company as defined in any agreement between the Company and Mr. Struwas, but only to the extent the accelerated options, absent this acceleration, would have otherwise been accelerated under the terms of such an agreement; and

(iv) one (1) year from the Effective Date.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s loss before taxes and net loss for the three and six months ended June 30, 2006 are $2,067 and $2,283, respectively, higher than if it had continued to account for share based compensation under APB No. 25. Basic and diluted net loss per share of $0.02 and $0.05 as reported for the three and six months ended June 30, 2006 respectively, was $0.00 and $0.01 higher respectively, as a result of adopting SFAS 123(R).

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

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

Net loss per share for the three and six month periods ended June 30, 2006 and 2005, respectively, is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss applicable to common stockholders from continuing operations:
Net loss from continuing operations	$(5,701)	$(3,089)	$(10,568)	$(6,578)
Net loss applicable to common stockholders from continuing operations	$(5,701)	$(3,089)	$(10,568)	$(6,578)
Net loss per share, basic and diluted from continuing operations	$(0.02)	$(0.01)	$(0.05)	$(0.03)

Net income (loss) applicable to common stockholders from discontinued operations:
Net income (loss) from discontinued operations	$—	$7	$—	$(6)
Net income (loss) applicable to common stockholders from discontinued operations	$—	$7	$—	$(6)
Net income (loss) per share, basic and diluted from discontinued operations	$—	nil	$—	nil

Net loss applicable to common stockholders:
Net loss applicable to common stockholders	$(5,701)	$(3,082)	$(10,568)	$(6,584)
Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.03)
Shares used in computing net loss per share, basic and diluted	235,282,355	233,620,817	234,456,176	233,620,486

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

The following options, warrants and convertible debt were excluded from the calculation of earnings (loss) per share since their inclusion would have been anti-dilutive for all periods presented:

	Shares of Common Stock
	June 30,
	2006	2005
Options to purchase common stock	34,725,287	34,770,455
Warrants to purchase common stock	1,321,571	192,212,192
Convertible note payable	14,550,493	14,547,368
Total	50,597,351	241,530,015

As of June 30, 2006, the Company had 239,020,817 shares of common stock issued and outstanding. As of December 31, 2005, the Company had 233,620,817 shares of common stock issued and outstanding. The increase of 5,400,000 shares resulted from stock issued to the Company’s secured debt holders in consideration for their granting three-month extensions to their debt maturities (Note 6). The weighted average number of shares of common stock outstanding used in computing earnings (loss) per share for the three months ended June 30, 2006 and 2005 was 235,282,355 and 233,620,817, respectively. The weighted average number of shares of common stock outstanding used in computing earnings (loss) per share for the six months ended June 30, 2006 and 2005 was 234,456,176 and 233,620,486, respectively.

C.    Recently Issued Accounting Pronouncements.

There were no accounting pronouncements issued during the second quarter of 2006 that had an impact on the Company's financial statements.

2.     Employee Stock Benefit Plans.

Employee Stock Purchase Plan

The Company’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”) authorized the issuance of up to a total of 300,000 shares of common stock to participating employees.

Eligible employees may purchase up to a maximum of 500 shares of the Company’s common stock at a discount of 15% of the market value at certain plan-defined dates. The Purchase Plan

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

terminates on December 31, 2009 or such earlier date as the Board of Directors determines. The Purchase Plan will terminate in any case when all or substantially all of the unissued shares of common stock reserved for the purposes of the Purchase Plan have been purchased. During the first six months of 2006 and 2005 the Company issued 0 and 1,000 shares, respectively, under the Purchase Plan. At June 30, 2006, 205,660 shares of common stock were available for issuance under the Purchase Plan.

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

At June 30, 2006, a total of 12,364,200 and 6,151,887 shares of common stock were authorized and are available for issuance, respectively, under the 1999 Stock Plan and 65,000,000 and 37,461,616 shares of common stock were authorized and were available for issuance, respectively, under the 2001 Stock Plan.

General Option Information

For options issued during the six months ended June 30, 2006, the Company elected to use a Black-Scholes pricing model in estimating the value of employee stock options on the date of grant for recording stock-based compensation cost in accordance with the guidelines of SFAS 123(R). The weighted fair value of employee stock options granted during the six months ended June 30, 2006 was $.0358 per share.

The following table summarizes the option activity under the Company’s stock option plans:

			Weighted Average
	Number of Shares		Fair Value	Exercise Price
Outstanding at December 31, 2005	32,771,902	(1)		$0.48
Granted	4,850,000		$0.0358	$0.04
Exercised	—			$—
Cancelled	(2,896,615)			$0.56
Outstanding at June 30, 2006	34,725,287	(1)		$0.42

(1)   The weighted average remaining contractual life of options outstanding as of June 30, 2006 and December 31, 2005 was 5.72 years and 6.22 years, respectively.

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2006 (in thousands, except share and per share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value ($000)	Number Exercisable	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value ($000)

$0.0375 - $0.049	4,933,250	9.40	$0.040	$25	4,933,250	$0.040	$25
$0.0491 - $1.050	29,043,537	5.18	$0.373	$—	29,043,537	$0.373	$—
$1.051 - $2.070	57,000	4.80	$1.217	$—	57,000	$1.217	$—
$2.071 - $5.190	467,000	2.43	$2.705	$—	467,000	$2.705	$—
$5.191 - $7.780	127,000	2.10	$6.853	$—	127,000	$6.853	$—
$7.781 - $10.370	—	—	$0.000	$—	—	$0.000	$—
$10.371 - $12.960	91,000	3.81	$11.937	$—	91,000	$11.937	$—
$12.961 - $15.560	4,500	3.61	$14.652	$—	4,500	$14.652	$—
$15.561 - $25.94	2,000	1.96	$22.343	$—	2,000	$22.343	$—
Total	34,725,287	5.72	$0.4159	$25	34,725,287	$0.4159	$25

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $0.045 at June 30, 2006, which would have been received by in-the-money option holders had all such option holders exercised their options as of that date. There were 4,933,250 in-the-money options outstanding and exercisable at June 30, 2006. As of December 31, 2005, 32,771,902 options were outstanding with a weighted average remaining contractual life of 6.22 years, a weighted average exercise price of $0.48 and an aggregate intrinsic value of nil (based on the Company’s closing stock price of $0.040 and 83,250 in-the-money options outstanding at December 31, 2005), and 19,714,230 options were exercisable with a weighted average exercise price of $0.65 and an aggregate intrinsic value of nil (based on the Company’s closing stock price of $0.040 and 83,250 in-the-money options at December 31, 2005).

Valuation and Expense Information Under SFAS 123(R) for the Three and Six Months Ended June 30, 2006 and Pro Forma Information under SFAS 123 for Fiscal Periods Prior to Fiscal 2006

The following table reflects the effects on net loss and net loss per share, basic and diluted, for the three and six months ended June 30, 2006, compared with the respective pro forma information for the three and six months ended June 30, 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss as reported for prior periods (1)	N/A	$(3,082)	N/A	$(6,584)
Stock-based compensation expense related to employee stock options (2)	$(2,067)	(879)	$(2,283)	(1,775)

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

Net loss including the effect of stock-based compensation expense (3)	$(5,701)	$(3,961)	$(10,568)	$(8,359)

Net loss applicable to common stockholders:
Net Loss as reported for prior periods (1)	N/A	$(3,082)	N/A	$(6,584)
Net loss including the effect of stock-based compensation expense (3)	$(5,701)	$(3,961)	$(10,568)	$(8,359)
Basic and diluted net loss per common share:
As reported for prior periods (1)	N/A	$(0.01)	N/A	$(0.03)
Including the effect of stock-based compensation expense (3)	$(0.02)	$(0.02)	$(0.05)	$(0.04)

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

A Black-Scholes pricing model was also used prior to the adoption of SFAS 123(R), to estimate the fair value of employee stock options on the date of grant for the purpose of the pro forma financial information in accordance with SFAS 123. The weighted average estimated value of employee stock options granted at the date of grant for options granted during the three months ended June 30, 2005 was $0.08. The weighted average estimated value of employee stock options granted at the date of grant for options granted during the six months ended June 30, 2005, ranged from $0.08 to $0.20 per share.

The table below depicts (i) the weighted average assumptions used in estimating the value of employee stock options on the date of grant for recording stock-based compensation cost in accordance with the guidelines of SFAS 123(R) for options issued during the six months ended June 30, 2006 (no options were issued during the three months ended June 30, 2006); and (ii) the weighted average assumptions used to estimate the fair value of employee stock options issued on the date of grant for the purpose of the pro forma financial information in accordance with SFAS 123 for the three and six months ended June 30, 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	na	3.84%	4.29%	3.38-4.15%
Expected life of option	na	4 Years	5.79 years	3-4 Years
Expected dividends	na	None	None	None
Expected volatility	na	103%	130%	96-103%

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

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

A summary of the status of nonvested shares as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below:

Nonvested Shares	Options	Weighted Average Grant-Date Fair Value

Nonvested at December 31, 2005	13,057,672	$0.1900
Granted	4,850,000	$0.0358
Vested	(17,078,855)	$0.1337
Cancelled	(828,817)	$0.4485
Nonvested at June 30, 2006	—	—

As of June 30, 2006, there was no unrecognized compensation cost related to nonvested stock options.

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first three months of fiscal 2006 was based on awards ultimately expected to vest, it was reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on an analysis of historical experience, whereby the Company determined that two forfeiture rates be used in its estimates: one for grants equal to or exceeding 100,000 options and one for all other grants. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. With the vesting acceleration described above and in Note 1, the first quarter 2006 option vesting was adjusted to actual and the fair value of the difference between the estimated vesting and actual vesting of approximately $168 was included in stock-based compensation expense in the second quarter of 2006.

3.     Stockholders’ Equity.

During the six months ended June 30, 2006 and 2005 the Company issued 0 shares and 1,000 shares of its common stock to employees participating in the Purchase Plan, respectively. On November 3, 2005, the Company cancelled and redeemed all outstanding shares of its Series Z preferred stock.

4.     Restructuring.

The Company had no restructuring charges during the six months ended June 30, 2006 or 2005, and had no restructuring reserve balances at June 30, 2006 and December 31, 2005.

5.     Goodwill and Other Intangible Assets.

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

A.    Goodwill.

The Company disposed of all of its goodwill in connection with the sale of its subsidiary, Vector Internet Services, Inc., in December of 2005, and consequently had no goodwill remaining on its books at June 30, 2006 and December 31, 2005.

B.    Other Intangible Assets.

The Company had no intangible asset balances at June 30, 2006 or December 31, 2005. Amortization expense of other intangible assets for the three and six months ended June 30, 2005 was $11 and $40, respectively.

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

The Laurus Notes’ maturity date was extended on June 2, 2006, from August 1, 2006 to November 1, 2006, as more fully described below. Under the original terms of the Laurus Notes, annual interest on the Laurus Notes is equal to the prime rate published in The Wall Street Journal from time to time, plus interest at the rate of two percent, provided, that such annual rate of interest on the Laurus Notes may not be less than six percent or more than seven percent. The actual interest rate was 7% at June 30, 2006 and 2005. Notwithstanding the six percent interest rate floor, under their original terms, the interest rate on the Laurus Notes was to be decreased two percent per annum for each 25% increase in the price of the Company’s common stock above $0.28 per share, if, at that time, the Company has on file with the SEC an effective registration statement for the resale of shares of common stock issued or issuable upon conversion of the MB Note and upon exercise of the Laurus Warrant and, if not, the interest rate was to be decreased one percent per annum for each 25% increase in the price of the Company’s common stock above $0.28 per share. Any change in the interest rate on the Laurus Notes was to be determined on a monthly basis. In no event will the interest rate on the Laurus Notes be less than 0.00%. Interest on the Laurus Notes is payable monthly in arrears on the first day of each month during the term of the Laurus Notes. On June 2, 2006, the interest rate on the Laurus Notes was revised to a fixed 7% per annum until August 1, 2006 and a fixed 10% per annum commencing on August 1, 2006 until maturity (as further described below).

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

The Company determined, in accordance with the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” that the following derivatives resulted from the Laurus financing transaction described above: (i) the conversion option of the MB Note and (ii) the 1,321,571 warrants issued to Laurus and TN. Accordingly, the Company recorded the fair value of these derivatives approximating $231 as a debt discount and a non-current liability on its consolidated balance sheet. The debt discount is being amortized to interest expense using the “Effective Interest Method” of amortization over the term of the Laurus Notes. For the three months ended June 30, 2006 and 2005, approximately $34 and $30, respectively, of this debt discount was amortized to interest expense. For the six months ended June 30, 2006 and 2005, approximately $67 and $61 of this debt discount was amortized to interest expense. At June 30, 2006 and December 31, 2005 the value of the derivatives was adjusted to their then current fair value of $41 and $43, respectively. The Company will continue to mark these derivatives to market on a quarterly basis with a corresponding charge or credit to other expense/income. During the three months ended June 30, 2006 and 2005, approximately $19 and $71 mark-to-market adjustments were included in other income, respectively. During the six months ended June 30, 2006 and 2005, approximately $2 and $210 mark-to-market adjustments were included in other income, respectively.

On November 2, 2005, pursuant to the terms of a Securities Purchase Agreement dated on such date between DunKnight and the Company, as amended on January 3, 2006 (the “DunKnight Purchase Agreement”), the Company consummated a private placement to DunKnight of 18% Secured Debentures, originally due September 4, 2006 and amended to December 4, 2006 (as more fully described below), at a discount to their face principal amount (the “Debentures”). Pursuant to

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

the terms of the DunKnight Purchase Agreement, as described in more detail below, the Company borrowed an aggregate of $10,000 in exchange for its issuance of an aggregate $13,000 in face principal amount of Debentures.

At the first closing under the DunKnight Purchase Agreement, which occurred on November 2, 2005, the Company issued an $8,000 face principal amount Debenture and received $6,000 in gross cash proceeds on November 3, 2005. At the second closing, which occurred on February 1, 2006, the Company issued an additional $5,000 in face principal amount of Debentures to DunKnight and its co-investor (Knight Vision Foundation) and received an additional $4,000 in gross cash proceeds. The maturity date of each Debenture was extended on June 2, 2006 from September 4, 2006 to December 4, 2006, as more fully described below, and carries an annual interest rate of 18%, payable monthly in arrears in cash based on the face principal amount of the Debenture. Interest is based on a 360-day year and the actual number of days elapsed. The monthly cash requirements in respect of interest payments are approximately $120 following the first closing, commencing on December 1, 2005, and an additional $75 following the second closing, commencing on March 1, 2006, for an aggregate approximate $195 per month. Overdue interest is subject to an additional annual interest rate of 10.5% and, upon an event of default, the interest rate will increase by an additional 10.5%. Upon the occurrence of an event of default, DunKnight may declare all amounts under the Debentures immediately due and payable in cash and, in such event, the Company would be required to pay 112% of the principal amount of the Debentures, plus all accrued and unpaid interest and any unpaid penalties or late fees. The Company may prepay the entire principal amount due under the Debentures at any time without any additional premium or penalty.

The Company recorded the $3,000 discount between the $10,000 cash received and the $13,000 face principal of the first and second closings as a debt discount which is being amortized to interest expense over the term of the Debentures, using the effective interest method. During the three and six months ended June 30, 2006, the Company amortized $871 and $1,668 of the DunKnight debt discount to interest expense.

Pursuant to the terms of that certain Implementation Agreement dated November 2, 2005 (the “Implementation Agreement”), among the Company and the Company’s then senior secured lenders (the “2003 Investors”), on November 3, 2005, the Company used $5,500 of the proceeds of the first closing of the DunKnight Debenture financing to eliminate, at a substantial discount, $30,870 (inclusive of accrued but unpaid interest) in senior secured debt due July 6, 2006 originally issued to the 2003 Investors on July 18, 2003; cancel all outstanding shares of the Company’s Series Z preferred stock that carried a liquidation preference of $15,680; and cancel warrants to purchase approximately 190,890,621 shares of the Company’s common stock previously issued to the 2003 Investors.

On June 2, 2006, the Company entered into respective amendment agreements (collectively, the “Amendment Agreements”) with each of DunKnight and DunKnight’s co-investor, Knight Vision Foundation (“KVF;” together with DunKnight, “DK”), and Laurus (“Laurus;” together with DK, the “Senior Lenders”), the Company’s senior secured creditors, modifying certain of the terms of the Company’s secured debt financings with each of DK and Laurus.

Pursuant to the Amendment Agreements, the parties agreed to extend by three (3) months the maturity date of the Company’s issued and outstanding secured debt instruments owing to the

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

Senior Lenders, in exchange for the issuance by the Company to the Senior Lenders of an aggregate of 5,400,000 shares (the “Shares”) of Company common stock.

Under the terms of the DK Amendment Agreement, DK and the Company extended the maturity date of the Company’s outstanding 18% Secured Debentures from September 4, 2006 to December 4, 2006. In consideration for DK’s entering into the DK Amendment Agreement, the Company issued 3,712,500 shares of its Common Stock to DunKnight and 187,500 shares of its Common Stock to KVF.

Under the terms of the Laurus Amendment Agreement, the Company issued to Laurus an Amended and Restated Secured Convertible Minimum Borrowing Note and an Amended and Restated Secured Revolving Note (collectively, the “Amended Laurus Notes”), pursuant to which certain of the terms of the Company’s original promissory notes outstanding to Laurus were amended and restated to: (i) extend the maturity date of such notes from August 1, 2006 to November 1, 2006, and (ii) modify the interest rate provisions under each of such notes to a fixed rate of interest set at 7% per annum from June 2, 2006 through August 1, 2006, and thereafter to a fixed rate of interest set at 10% per annum, until maturity. Under the terms of the original promissory notes, the interest rate was based upon a formula and was capped at no more than 7% per annum. In consideration for Laurus’ entering into the Laurus Amendment Agreement and its acceptance of the Amended Laurus Notes, the Company issued 1,500,000 shares of its common stock to Laurus. Pursuant to the Laurus Amendment Agreement, Laurus waived any economic anti-dilution rights to which it would otherwise be entitled under the applicable financing documents arising solely as a result of the Company’s issuance of the Shares.

Pursuant to the Amendment Agreements, the Senior Lenders agreed to certain “lock-up” restrictions, which prohibit the Senior Lenders, except upon and during the continuation of an event of default, from selling any of the Shares for one (1) year from June 2, 2006. Pursuant to the Amendment Agreements, the Company also granted the Senior Lenders certain “piggyback” registration rights with respect to the Shares, subject to certain terms set forth therein.

The Company determined that the above described DK and Laurus debt amendments were not substantially different from the original debt instruments and therefore, accounted for the amendments as modifications of the original debt instruments as follows: (i) a Black-Scholes valuation model was used to determine the fair value of the common stock issued in consideration for the debt modifications; the resulting fair value of the 3,900,000 and 1,500,000 shares of common stock issued to DK and Laurus was $88 and $34, respectively, and was recorded as an increase to the debt discount balance at June 2, 2006, of each respective debt instrument with corresponding increases to common stock and additional paid-in capital; and (ii) a new effective interest rate was determined, based on the carrying amount of each original debt instrument and the revised cash flows resulting from the debt modifications of those instruments; the revised debt discount of each debt instrument is being amortized to interest expense using the new effective interest rate over the revised remaining debt maturity term.

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

The following table depicts the Company’s outstanding debt balances at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005

DunKnight secured debentures	$13,000	$8,000
Unamortized debt discount	(1,049)	(1,628)
Subtotal	11,951	6,372

Laurus secured convertible note	4,074	4,073
Unamortized debt discount - derivatives	(45)	(79)
Unamortized debt discount - closing fees	(18)	(77)
Subtotal	4,011	3,917

Total debt, net of discount	15,962	10,289
Less current portion	(15,962)	(10,289)
Non-current portion	$—	$—

7.     Commitments and Contingencies.

Commitments

Under the Company’s facility operating leases, minimum operating lease payments as of June 30, 2006 are approximately $146 remaining in 2006, $226 in 2007, $222 in 2008, $222 in 2009, $222 in 2010 and $55 in 2011.

During the second quarter of 2006, the Company relocated its Virginia office from Herndon, Virginia to Reston, Virginia. Also during the second quarter of 2006, the Company relocated its headquarters’ office from New Haven, Connecticut to Wallingford, Connecticut. As a result of these relocations the Company will realize annualized savings exceeding $800.

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

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

The Company relies on traditional local telephone companies’ granting it access, as a competitive local exchange carrier (“CLEC”), to the incumbent local exchange carriers’ (“ILEC(s)”) networks, including loop and transport network elements purchased as unbundled network elements (“UNE(s)”), in order to provide service to its customers. In August 2003, the Federal Communications Commission (the “FCC”) released its Triennial Review Order (“TRO”) that largely preserved the Company’s access to these UNEs at forward-looking or Total Element Long Run Incremental Cost (“TELRIC”) rates, which rates reflect the efficient cost of such elements to the ILECs, plus a reasonable profit. These rates are substantially lower than rates charged on network elements for which TELRIC rates do not apply. The TRO largely preserved access to the copper DS-1 and digital signal level 3 (“DS-3”) loops and transport that the Company currently uses. In March 2004, the U.S. Court of Appeals for the District of Columbia Circuit issued its opinion in United States Telecom Associations v. FCC, No. 00-1012 (“USTA Decision”) affirming the de-regulation of access to the incumbent carriers’ packet-switching and fiber/broadband networks, but remanding the FCC’s decision regarding loops and transport. On February 4, 2005, the FCC issued its Triennial Review Remand Order (“TRRO”) that again modified the unbundling obligations for the DS-1 and DS-3 UNEs that the Company purchases from ILECs. The new rules remove under certain circumstances an ILEC’s unbundling obligations with regard DS-1 and DS-3 local loops and dedicated transport. The order also eliminated local switching as a UNE, but this has not affected the Company as it owns its own switch sites and does not rely on the ILEC for the switching UNE. The availability of loops and transport UNEs varies based upon the capacity of the loop and availability of competitive alternatives to the ILEC at or between specific ILEC wire centers. Some of the loops and transport that the Company uses were subject to the new rules. For those loops and transport that were affected, the Company is able to purchase affected loops and transport from competitors or traditional telephone companies at market prices and/or regulated prices as special access. Regardless of the FCC’s UNE rules, the Company continues to purchase some network elements from competitive local telephone companies at market rates (e.g., such as transport, which is used to connect parts of the Company’s network).

Another rule change from the TRO and subsequent orders could materially affect the Company’s business in the long-term. These orders held that ILECs do not have to unbundle and make available to competitors certain loop transmission facilities that use fiber or new technologies, at any price, discounted or otherwise. This exemption arguably applies only for loops that serve residential customers and “very small” businesses, but at this time we cannot predict whether this rule will be applied to all customer premises. Depending on how these rules are implemented, the traditional local telephone companies over time may decide to modify, characterize or replace their facilities in ways that would qualify them for this exemption and thereby preclude the Company from accessing these facilities pursuant to the terms of their interconnection agreements. Without access to these facilities, the Company may not be able to provide all or certain of its services in these areas. In addition, if the Company is unable to obtain unbundled access to these fiber facilities, it may not be able to offer services that are competitive with the new offerings of the traditional local telephone companies.

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

The Company transmits data across its network via transmission facilities that are leased from certain carriers, including Level 3 Communications, Inc. and Verizon. The failure of any of the Company’s data transport carriers to provide acceptable service on acceptable terms could have a material adverse effect on the Company’s operations.

8.     Related Party Transactions.

On November 2, 2005, pursuant to the terms of the DunKnight Purchase Agreement, the Company consummated a private placement of the Debentures to DunKnight in a financing involving the Company’s former chief executive officer, which resulted in certain DunKnight affiliates obtaining seats on the Company’s Board of Directors (see Note 6 for additional information about the DunKnight financing).

Keir Kleinknecht, who was appointed to the Board of Directors of the Company as of November 3, 2005 in connection with the above-described financing as DunKnight’s designated Board representative, is the sole managing member and founder of DunKnight. David F. Struwas, the Chief Executive Officer, President and a member of the Board of Directors of the Company as of November 3, 2005 in connection with the closing of the DunKnight financing, acquired a non-managing membership interest in DunKnight (an approximate 4% interest for a $250 capital contribution) before the closing of the DunKnight financing transaction with the Company. Prior to the DunKnight financing, the Company had no material relationship with DunKnight. At the time of the DunKnight financing, Mr. Struwas owned 63,250 shares of common stock of the Company, acquired during his prior tenure with the Company. Mr. Struwas, a former founder, director and executive officer of the Company during the period from 1998-2004, was not affiliated with DunKnight during his prior tenure with the Company.

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

The debt extension transactions (described in Note 6) closed by the Company with DK on June 2, 2006 was approved unanimously by the Company’s Board of Directors, including the members of the Board’s Audit Committee, upon full disclosure of Mr. Struwas’ and Mr. Kleinknecht’s respective relationships with DunKnight, as described above. As further described above (see Note

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

1), Mr. Struwas entered into a lock-up agreement with the Company effective as of June 2, 2006 in connection with the DunKnight debt extension and the acceleration by the Company’s Board of Directors of the Company’s outstanding common stock options.
.
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

We continue to experience negative cash flows and will need to raise additional capital during 2006 to fund our working capital requirements and to repay our senior secured debt obligations which mature during the fourth quarter of 2006. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. Failure to raise additional funds could have a material adverse affect on our ability to continue as a going concern.

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

During 2005, we continued our focus on reducing costs; disposed of certain non-core assets, including VISI; initiated a significant re-grooming of our network to eliminate non-core central offices which was substantially completed in the first quarter of 2006; and initiated the re-branding of our integrated (VoIP) voice and data service under our Duetsm brand name at aggressive price points in the New York City and Washington, D.C. metropolitan areas. While some of these efforts have placed downward pressure, near term, on our ability to sustain or grow our revenues and achieve positive operating cash flow, we believe these actions were necessary efforts to preserve our business enterprise and, if we obtain additional funding, will position us to increase our market penetration for data and integrated voice and data business customers in our core network area. We will need additional funding in the third quarter of 2006 to support our working capital needs, increase our sales and customer acquisition activities and favorably position us to leverage opportunities in the markets we serve. There can be no assurance that we will be able to obtain additional funding, increase our sales or sustain or grow our business (see “Liquidity and Capital Resources” below).

Operating Cash Flow. Our operating cash flow for the six months ended June 30, 2006 was negative $5,086 compared to negative $775 for the six months ended June 30, 2005. The increase in negative operating cash flow was primarily due to a larger net loss essentially resulting from lower revenues as further explained in Liquidity and Capital Resources, below. We continue to focus on strategic and cost reduction initiatives (further discussed below) in our attempt to improve our operating cash flows.

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

Debt Restructuring. On November 2, 2005, we closed a debt financing transaction whereby we received $6,000 on November 2, 2005, and $4,000 on February 1, 2006, in exchange for the issuance of $13,000 in secured debentures at an 18% annual interest rate, with a maturity date extended on June 2, 2006, from September 4, 2006 to December 4, 2006 (see “Liquidity and Capital Resources” below). $5,500 of the initial proceeds from this financing was used to extinguish, at a substantial discount, approximately $30,870 (including accrued but unpaid interest) in senior secured debt due July 6, 2006, and cancel all outstanding shares of the our Series Z preferred stock that carried a liquidation preference of $15,680 and warrants to purchase approximately 190,890,621 shares of our common stock (see “Liquidity and Capital Resources” below).

Restructure of our Business Operations. In November 2005, we began restructuring our business operations with a focus on our core network footprint of 352 central offices in the Verizon territory spanning from Boston, MA along the Eastern seaboard through the greater Washington, D.C. metropolitan area, and commenced a robust network re-grooming initiative to close approximately 100 of our central offices and core sites outside the Verizon and former SNET (now part of AT&T) territories that will significantly reduce recurring network operating costs. This effort was substantially completed by June 30, 2006.

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

We seek to price our services competitively. The market for high-speed data communications services, Internet access and Voice over Internet Protocol services is rapidly evolving and intensely competitive. While many of our competitors and potential competitors enjoy competitive advantages over us, we are pursuing a significant market that, we believe, is currently under-served. Although pricing is an important part of our strategy, we believe that direct relationships with our customers and consistent, high quality service and customer support are important factors in generating customer loyalty. During the past several years, market prices for many telecommunications services and equipment have been declining, a trend that might continue.

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

We review the recoverability of goodwill annually, or when events and circumstances change, by comparing the estimated fair values, based on appropriate valuation techniques, including a discounted forecast of future cash flows or recent sales offers (what a willing buyer would pay a willing seller), of reporting units with their respective carrying values. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying value of goodwill over its implied fair value. We had no goodwill as of June 30, 2006 or December 31, 2005.

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

With the acquisition of the NAS assets on January 10, 2003, we acquired a number of end users, some of whom we service indirectly through various ISPs. We sell our services to such ISPs who then resell such services to the end users. We have some increased exposure and concentration of credit risk pertaining to such ISPs. However, no individual customer accounted for more than 5% of revenue for the six months ended June 30, 2006 and 2005, respectively, or more than 10% of accounts receivable at June 30, 2006 and December 31, 2005.

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

Share-Based Compensation Expense

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to our Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations for periods beginning in 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard effective January 1, 2006, the first day of our 2006 fiscal year. Our Consolidated Financial Statements as of and for the three and six months ended June 30, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition

(Dollars in Thousands, Except Per Share Amounts)

method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $2,067 and $2,283, respectively, which consisted of stock-based compensation expense related to employee stock options. There was no share-based compensation expense related to employee stock options and employee stock purchases recognized during the three and six months ended June 30, 2005 as we did not apply the recognition provisions of SFAS 123, and stock-based compensation expense as previously disclosed in the notes to the Consolidated Financial Statements was based on the pro forma application of SFAS 123.

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

Under SFAS 123(R), share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our Consolidated Statement of Operations for the three and six months ended June 30, 2006, included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we used the straight-line single option method of attributing the value of share-based compensation to expense. As share-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of 2006 was based on awards ultimately expected to vest, it was reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates (see discussion below regarding acceleration of vesting in the second quarter of 2006). In our pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

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

As of June 2, 2006 (the “Effective Date”), our Board of Directors elected to fully accelerate the vesting of each unvested outstanding stock option granted under our qualified stock option plans. The option acceleration was effected in order to ease our accounting burden resulting from the impact of adoption and compliance with SFAS 123(R), in recognition of the fact that the overwhelming majority of our outstanding stock options are at exercise prices well above the

(Dollars in Thousands, Except Per Share Amounts)

highest reported market price of our common stock over the past several fiscal quarters, and not with the design of providing any potential short-term windfall for any option holder. As a result of the vesting acceleration, stock-based compensation expense calculated under SFAS 123(R) for the second quarter 2006 was $1,856 higher than it would have been, had the acceleration not occurred. Also, as a result of the vesting acceleration, we will not incur stock-based compensation expense in future periods until such time as additional stock options are granted and only in the periods that such additional stock options (if granted) are expected to vest.

In connection with such acceleration, David F. Struwas, our President and Chief Executive Officer, entered into a “lock-up” agreement on June 2, 2006, pursuant to which Mr. Struwas agreed, with respect to his unvested options outstanding and held by him as of the date immediately preceding the Effective Date that are exercisable at or below $0.06 per share, to refrain from selling, transferring, pledging, or otherwise disposing of any shares acquired upon the exercise of any such accelerated options until the earliest of:

(i) the date on which the exercise would have been permitted under the applicable accelerated options’ pre-acceleration vesting terms;

(ii) the day after his last day of employment with us, if such employment ceased for any reason other than “cause” or his voluntary resignation for any reason other than “good reason,” each as defined under the applicable stock option plans or an applicable agreement between us and Mr. Struwas;

(iii) the occurrence of a “change in control” of our company as defined in any agreement between us and Mr. Struwas, but only to the extent the accelerated options, absent this acceleration, would have otherwise been accelerated under the terms of such an agreement; and

(iv) one (1) year from the Effective Date.

As a result of adopting SFAS 123(R) on January 1, 2006, our loss before taxes and net loss for the three and six months ended June 30, 2006 are $2,067 and $2,283, respectively, higher than if we had continued to account for share based compensation under APB No. 25. Basic and diluted net loss per share of $0.02 and $0.05 as reported for the three and six months ended June 30, 2006 respectively, was $0.00 and $0.01 higher respectively, as a result of adopting SFAS 123(R).

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

Recently Issued Accounting Pronouncements

There were no accounting pronouncements issued during the second quarter of 2006 that had an impact on our financial statements.

Results of Operations

Continuing Operations

Revenue from Operations. Revenue from operations for the three months ended June 30, 2006 decreased by 25% to approximately $9,494 from approximately $12,706 for the three months ended June 30, 2005. Revenue from operations for the six months ended June 30, 2006 decreased by 26% to approximately $19,604 from approximately $26,380 for the six months ended June 30, 2005. The decrease in revenue resulted mainly from a decrease in the number of customers subscribing to our services, primarily attributable to customer churn exceeding the rate of new customers added.

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

Network expenses before stock-based compensation expense, for the three months ended June 30, 2006 decreased by approximately $1,482 (17%) to approximately $7,015 from approximately $8,497 for the three months ended June 30, 2005. This decrease was primarily attributable to decreases in telecommunications expenses of approximately $1,331 attributable to a decrease in subscriber lines, decreases in amortization of deferred installation costs of approximately $74, decreases in network personnel expenses of approximately $58, and decreases in miscellaneous other expenses of approximately $19. In addition, stock-based compensation expense of approximately $170 and $0 for the three months ended June 30, 2006 and 2005, respectively, was attributed to network resulting from adoption of SFAS 123(R) on January 1, 2006, as discussed above.

Network expenses before stock-based compensation expense, for the six months ended June 30, 2006 decreased by approximately $2,491 (14%) to approximately $15,413 from approximately $17,904 for the six months ended June 30, 2005. This decrease was primarily attributable to

(Dollars in Thousands, Except Per Share Amounts)

decreases in telecommunications expenses of approximately $2,142 attributable to a decrease in subscriber lines, decreases in amortization of deferred installation costs of approximately $183, decreases in network personnel expenses of approximately $85, and decreases in miscellaneous other expenses of approximately $81. In addition, stock-based compensation expense of approximately $189 and $0 for the six months ended June 30, 2006 and 2005, respectively, was attributed to network resulting from adoption of SFAS 123(R) on January 1, 2006, as discussed above.

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

Network expenses incurred for certain (but not all) high capacity loops and transport facilities that we lease from incumbent local exchange carriers that connect to certain of our central offices and our network have increased and could increase more in the future as a result of the FCC’s Triennial Review Remand Order issued February 4, 2005 (the “TRRO”). Such increases did not have a material adverse effect on our network expenses for 2005 or the first quarter of 2006. Under the TRRO, the incumbent local exchange carriers can now charge higher special access tariff rates or negotiated rates for such facilities, rather than the discounted TELRIC rates, for certain loop and transport facilities that state commissions determine, using an FCC formula, to be “unimpaired,” meaning that competitors such as us are not impaired without discounted access to these facilities (“Unimpaired Facilities”). During the fourth quarter of 2005 and the first quarter of 2006, we engaged in a substantial network re-grooming exercise to, among other things, restructure our network to eliminate our need for or reduce our use of Unimpaired Facilities. Where we continue to have a need for such facilities, we have negotiated special rates. As a result of these efforts, we do not anticipate that we will incur any material increase in network expenses in 2006 associated with our use of Unimpaired Facilities.

Operations Expenses. Our operations expenses include costs related to customer care, customer provisioning, customer billing, customer technical assistance, purchasing, headquarters facilities operations, operating systems maintenance and support and other related overhead expenses.

Operations expenses before stock-based compensation expense, for the three months ended June 30, 2006 of approximately $1,299 decreased by approximately $92 (7%) from approximately $1,391 for the three months ended June 30, 2005. This decrease was primarily attributable to decreases in operations personnel expenses of approximately $142, decreases in professional and temporary services of approximately $69, and decreases in miscellaneous other expenses of approximately $49. These decreases were partially offset by increases in non-recurring costs associated with closure of central offices located outside of the Verizon territory of approximately $128 and increases in equipment maintenance and support of approximately $40. In addition, stock-based compensation expense of approximately $269 and $0, for the three months ended June 30, 2006 and 2005, respectively, was attributed to operations resulting from adoption of SFAS 123(R) on January 1, 2006, as discussed above.

Operations expenses before stock-based compensation expense, for the six months ended June 30, 2006 of approximately $2,676 decreased by approximately $65 (2%) from approximately $2,741 for the six months ended June 30, 2005. This decrease was primarily attributable to decreases in operations personnel expenses of approximately $238, decreases in professional and temporary

(Dollars in Thousands, Except Per Share Amounts)

services of approximately $86, and decreases in miscellaneous other expenses of approximately $71. These decreases were partially offset by increases in non-recurring costs associated with closure of central offices located outside of the Verizon territory of approximately $294 and increases in equipment maintenance and support of approximately $36. In addition, stock-based compensation expense of approximately $398 and $0, for the six months ended June 30, 2006 and 2005, respectively, was attributed to operations resulting from adoption of SFAS 123(R) on January 1, 2006, as discussed above.

General and Administrative. Our general and administrative expenses consist primarily of costs relating to human resources, finance, executive, administrative services, recruiting, insurance, public reporting, legal and auditing services, leased office facilities rent and bad debt expenses.

General and administrative expenses before stock-based compensation expense, for the three months ended June 30, 2006, were approximately $2,203, compared to approximately $2,376 for the three months ended June 30, 2005. This decrease of approximately $173 (7%) was primarily due to decreases in salaries and benefits of approximately $122 attributable to personnel reductions, decreases in facilities costs of approximately $89 resulting from relocation of our headquarters and Virginia offices, decreases in professional services of approximately $57, decreases in insurance costs of approximately $22 and decreases in miscellaneous other expenses of approximately $52. These decreases were partially offset by increases in amortization of deferred financing costs related to our secured debt financing with DunKnight Telecom Partners LLC and its co-investor (“DunKnight”) of approximately $99, and increases in bad debt expense net of recoveries of approximately $70. In addition, stock-based compensation expense of approximately $1,569 and $0, respectively, for the three months ended June 30, 2006 and 2005, respectively, was attributed to general and administrative resulting from adoption of SFAS 123(R) on January 1, 2006, as discussed above.

General and administrative expenses before stock-based compensation expense, for the six months ended June 30, 2006, were approximately $4,386, compared to approximately $4,764 for the six months ended June 30, 2005. This decrease of approximately $378 (8%) was primarily due to decreases in bad debt expense net of recoveries of approximately $180, decreases in salaries and benefits of approximately $142 attributable to personnel reductions, decreases in facilities costs of approximately $76 resulting from relocation of our headquarters and Virginia offices, decreases in professional services of approximately $60, decreases in licenses and fees of approximately $77, decreases in insurance costs of approximately $48 and decreases in miscellaneous other expenses of approximately $106. These decreases were partially offset by increases in amortization of deferred financing costs related to our secured debt financing with DunKnight of approximately $311. In addition, stock-based compensation expense of approximately $1,636 and $0, for the six months ended June 30, 2006 and 2005, respectively, was attributed to general and administrative resulting from adoption of SFAS 123(R) on January 1, 2006, as discussed above.

Sales and Marketing. Our sales and marketing expenses consist primarily of expenses for personnel, the development of our brand name, promotional materials, direct mail advertising and sales commissions and incentives.

Sales and marketing expenses before stock-based compensation expense, for the three months ended June 30, 2006, were approximately $259 compared to approximately $167 for the three months ended June 30, 2005. This increase of approximately $92 (55%) was primarily attributable to increases in salaries and benefits of approximately $36 attributable to personnel increases, increases in advertising and referral fees of approximately $44, and increases in miscellaneous expenses of approximately $12. In addition, stock-based compensation expense of approximately $59 and $0, for the three months ended June 30, 2006 and 2005, respectively, was attributed to sales and marketing resulting from adoption of SFAS 123(R) on January 1, 2006, as discussed above.

Sales and marketing expenses before stock-based compensation expense, for the six months ended June 30, 2006, were approximately $811 compared to approximately $352 for the three months ended June 30, 2005. This increase of approximately $459 (130%) was primarily attributable to increases in salaries and benefits of approximately $85 attributable to personnel increases, increases in professional and consulting services of approximately $50, increases in advertising, direct mail and referral fees of approximately $301 and increases in miscellaneous expenses of approximately $23. In addition, stock-based compensation expense of approximately

(Dollars in Thousands, Except Per Share Amounts)

$60 and $0, for the six months ended June 30, 2006 and 2005, respectively, was attributed to sales and marketing resulting from adoption of SFAS 123(R) on January 1, 2006, as discussed above.

Depreciation and Amortization. Depreciation and amortization is primarily attributable to the following: (i) depreciation of network and operations equipment and owned modems and routers installed at customer sites, (ii) depreciation of information systems and computer hardware and software, (iii) amortization and depreciation of the costs of obtaining, designing and building our collocation space and corporate facilities and (iv) amortization of intangible capitalized costs pertaining to acquired businesses and customer line acquisitions.

Depreciation and amortization expenses for the three months ended June 30, 2006, were approximately $880 compared to approximately $951 for the three months ended June 30, 2005, a decrease of $71 (7%). The decrease was primarily attributable to certain intangible and fixed assets having become fully depreciated and amortized during the last twelve months combined with minimal new capital purchases.

Depreciation and amortization expenses for the six months ended June 30, 2006, were approximately $1,761 compared to approximately $2,813 for the six months ended June 30, 2005, a decrease of $1,052 (37%). The decrease was primarily attributable to certain intangible and fixed assets having become fully depreciated and amortized during the last twelve months combined with minimal new capital purchases.

Our identified intangible assets consist of customer lists, which are amortized over two years. Amortization expense of other intangible assets (included in depreciation and amortization expenses discussed above) for the three months ended June 30, 2006 and 2005 was $0 and $11, respectively. Amortization expense of other intangible assets for the six months ended June 30, 2006 and 2005 was $0 and $40, respectively. We had no intangible asset balances at June 30, 2006 or December 31, 2005.

(Dollars in Thousands, Except Per Share Amounts)

Interest Expense, Net. Interest expense, net for the three and six months ended June 30, 2006 and 2005 is comprised of the following:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2006	2005	Amount	%	2006	2005	Amount	%

Interest income	$77	$46	$31	67%	$164	$87	$77	89%
Interest expense:
Interest paid and accrued	664	171	493	288%	1,241	341	900	264%
Debt discount amortization	931	2,359	(1,428)	(61)%	1,794	4,339	(2,545)	(59)%
Total interest expense	1,595	2,530	(935)	(37)%	3,035	4,680	(1,645)	(35)%
Interest expense, net	$1,518	$2,484	$(966)	(39)%	$2,871	$4,593	$(1,722)	(37)%

Interest income increased for the three and six months ended June 30, 2006 compared to the same respective 2005 periods, primarily due to higher average cash balances attributable to the DunKnight financing on November 2, 2005. Interest paid and accrued increased for the three and six months ended June 30, 2006 compared to the same respective 2005 periods, primarily due to the interest associated with the Dunknight financing. Debt discount amortization decreased for the three and six months ended June 30, 2006 compared to the same respective 2005 periods, primarily due to the extinguishment on November 2, 2006, of the debt and related debt discount issued as part of our July 2003 note and warrant financing. This decrease was partially offset by the new debt discount and related amortization associated with the DunKnight financing.

Other Income (Expense), Net. Other income (expense), net for the three and six months ended June 30, 2006 and 2005 is comprised of the following:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2006	2005	Amount	%	2006	2005	Amount	%

Gain on sale of assets	$27	$—	$27	100%	$27	$—	$27	100%
Mark to Market adjustments on derivative instruments	$19	$71	$(52)	(73)%	$2	$209	$(207)	(99)%
Other income (expense), net	$46	$71	$(25)	(35)%	$29	$209	$(180)	(86)%

(Dollars in Thousands, Except Per Share Amounts)

Stock Compensation. Beginning in the first quarter of 2006, we adopted SFAS 123(R) on a modified prospective basis. The following table reflects the effects on net loss and net loss per share, basic and diluted, for the three and six months ended June 30, 2006, compared with the respective pro forma information for the three and six months ended June 30, 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss as reported for prior periods (1)	N/A	$(3,082)	N/A	$(6,584)
Stock-based compensation expense related to employee stock options (2)	$(2,067)	(879)	$(2,283)	(1,775)
Net loss including the effect of stock-based compensation expense (3)	$(5,701)	$(3,961)	$(10,568)	$(8,359)

Net loss applicable to common stockholders:
Net Loss as reported for prior periods (1)	N/A	$(3,082)	N/A	$(6,584)
Net loss including the effect of stock-based compensation expense (3)	$(5,701)	$(3,961)	$(10,568)	$(8,359)
Basic and diluted net loss per common share:
As reported for prior periods (1)	N/A	$(0.01)	N/A	$(0.03)
Including the effect of stock-based compensation expense (3)	$(0.02)	$(0.02)	$(0.05)	$(0.04)

(1)
Net loss, net loss applicable to common stockholders and net loss per share prior to January 1, 2006, did not include stock-based compensation expense for employee stock options and employee stock purchases under SFAS 123 because we did not adopt the recognition provisions of SFAS 123.

(2)	Stock-based compensation expense prior to January 1, 2006, is calculated based on the pro forma application of SFAS 123.
(3)	Net loss, net loss applicable to common stockholders and net loss per share prior to January 1, 2006, represents pro forma information based on SFAS 123.

The table below depicts (i) the weighted average assumptions used in estimating the value of employee stock options on the date of grant for recording stock-based compensation cost in accordance with the guidelines of SFAS 123(R) for options issued during the three and six months ended June 30, 2006; and (ii) the weighted average assumptions used to estimate the fair value of employee stock options issued on the date of grant for the purpose of the pro forma financial information in accordance with SFAS 123 for the three and six months ended June 30, 2005.

(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	na	3.84%	4.29%	3.38-4.15%
Expected life of option	na	4 Years	5.79 years	3-4 Years
Expected dividends	na	None	None	None
Expected volatility	na	103%	130%	96-103%

The risk-free interest rate represents the Treasury rate for constant maturities, as of the grant date for a term equal to the expected life of the option. The expected life of the option was estimated using the simplified calculation method in accordance with the guidance of SAB 107. In the our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we used the vesting period as the expected life. Zero expected dividends were used in the calculation, as we have incurred net losses since our inception and have never paid, and do not expect to pay, in the foreseeable future any dividends. Expected volatility is based on our historical common stock price analyzed on a weekly basis over the same number of years as the expected term of the options.

Net Loss from Continuing Operations. Net loss from continuing operations for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)				Increase (Decrease)
	2006	2005	Amount	%	2006	2005	Amount	%

Net loss from continuing operations	$(5,701)	$(3,089)	$(2,612)	(85)%	$(10,568)	$(6,578)	$(3,990)	(61)%

Net loss from Discontinued Operations. Net loss from discontinued operations represents the results of operations of our subsidiary, VISI, which we sold in December 2005. Summary results of discontinued operations of VISI for the three months and six months ended June 30, 2005 are:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Revenue	$1,681	$3,447
Operating expenses	$1,674	$3,453
Operating income (loss)	$7	$(6)
Net income (loss)	$7	$(6)

Liquidity and Capital Resources

We have financed our capital expenditures, acquisitions and operations primarily with the proceeds from the sale of stock and debt instruments and from borrowings, including equipment lease financings. As of June 30, 2006, we had cash and cash equivalents of approximately $7,183 and negative working capital of approximately $10,674.

(Dollars in Thousands, Except Per Share Amounts)

Discontinued Operations:

Cash provided to us from discontinued operations (included in the consolidated cash flow discussions below) during the six months ended June 30, 2005 was comprised of the following:

Six Months Ended June 30, 2005
Cash provided by operating activities	$350
Cash used in investing activities -
purchases of property and equipment	(229)
Cash provided by (used in) financing activities	—
Net cash provided to parent company	$121

Cash Used In Operating Activities. Net cash used in operating activities of $5,086 for the six months ended June 30, 2006 was $4,311 (556%) higher than net cash used in operating activities of approximately $775 for the six months ended June 30, 2005. The increase in net cash used for operating activities was primarily due to higher net loss of approximately $3,984 combined with net lower non-cash other items, including: depreciation and amortization, provision for bad debt expense, sales credits and allowances, amortization of debt discount, gain on sale of fixed assets, and mark to market adjustments of approximately $3,784 and lower decrease in accounts receivable of approximately $357 and increase in other assets (compared to a decrease in 2005) of approximately $477. Partially offsetting the previous items, were improvements resulting from higher non-cash stock compensation expense of approximately $2,283, lower net decreases in accounts payable and accrued expenses of approximately $1,149, a higher decrease in prepaid expenses and other current assets of approximately $482, and a lower decrease in deferred revenue of approximately $377.

Cash (Used in) Provided by Investing Activities. Net cash used in investing activities for the six months ended June 30, 2006, was approximately $451 and was used to purchase property and equipment primarily related to the relocation of our headquarters’ offices from New Haven, CT to Wallingford, CT. Net cash provided by investing activities of approximately $2,190 for the six months ended June 30, 2005, resulted from a decrease in restricted cash of approximately $2,430, partially offset by purchases of equipment of approximately $240.

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

Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2006 was approximately $3,955, and related primarily to proceeds from the second installment of the DunKnight debt financing of approximately $4,000 and proceeds from reinstatements on our borrowings with Laurus Master Fund, Ltd. (“Laurus”) of approximately $611, partially offset by principal payments resulting from draw-downs on our borrowings with Laurus of approximately $ 610 and principal payments on capital lease obligations of approximately $46. From time to time we have entered into equipment lease financing arrangements with vendors. In the aggregate, there was approximately $9 and $54 outstanding under capital lease obligations at June 30, 2006 and December 31, 2005, respectively.

(Dollars in Thousands, Except Per Share Amounts)

Cash Resources and Liquidity Constraints. On November 2, 2005, pursuant to the terms of a Securities Purchase Agreement dated on such date between DunKnight and us (as amended on January 3, 2006, the “DunKnight Purchase Agreement”), we consummated a private placement to DunKnight of 18% Secured Debentures, at a discount to their face principal amount, originally due September 4, 2006 and amended to December 4, 2006 (the “Debentures”), as further discussed below. Pursuant to the terms of the DunKnight Purchase Agreement, as described in more detail below, we borrowed an aggregate of $10,000 in exchange for our issuance of an aggregate $13,000 in face principal amount of Debentures.

At the first closing under the DunKnight Purchase Agreement on November 2, 2005, we issued an $8,000 face principal amount Debenture to DunKnight and received $6,000 in gross cash proceeds. At the second closing on February 1, 2006, we issued an additional $5,000 in face principal amount of Debentures to DunKnight and its co-investor (Knight Vision Foundation) and received an additional $4,000 in gross cash proceeds. Each Debenture originally matured on September 4, 2006 and was amended to December 4, 2006, as further discussed below. Each debenture carries an annual interest rate of 18%, payable monthly in arrears in cash based on the face principal amount of the Debenture. Interest is based on a 360-day year and the actual number of days elapsed. The monthly cash requirements in respect of interest payments are approximately $120 following the first closing, commencing on December 1, 2005, and an additional $75 following the second closing, commencing on March 1, 2006, for an aggregate approximate $195 per month. Overdue interest is subject to an additional annual interest rate of 10.5% and, upon an event of default, the interest rate will increase by an additional 10.5%. Upon the occurrence of an event of default, DunKnight may declare all amounts under the Debentures immediately due and payable in cash and, in such event, we would be required to pay 112% of the principal amount of the Debentures, plus all accrued and unpaid interest and any unpaid penalties or late fees. We may prepay the entire principal amount due under the Debentures at any time without any additional premium or penalty.

We recorded the $3,000 discount between the $10,000 cash received and the $13,000 face principal of the first and second closings as a debt discount which is being amortized to interest expense over the term of the Debentures, using the effective interest method. We amortized approximately $796 of this discount to interest expense in the first six months of 2006.

Pursuant to the terms of that certain Implementation Agreement dated November 2, 2005 (the “Implementation Agreement”), among us and our 2003 secured note and warrant investors (the “2003 Investors”), on November 3, 2005, we used $5,500 of the proceeds of the first closing of the DunKnight Debenture financing to eliminate, at a substantial discount, $30,870 (inclusive of accrued but unpaid interest) in senior secured debt due July 6, 2006 originally issued to the 2003 Investors on July 18, 2003; cancel all outstanding shares of our Series Z preferred stock that carried a liquidation preference of $15,680; and cancel warrants to purchase approximately 190,890,621 shares of our common stock previously issued to or held by the 2003 Investors. In addition, the Implementation Agreement terminated, subject to exceptions for certain limited surviving provisions, all previously existing agreements under which the 2003 Investors and their affiliates had imposed numerous financial, operational, and other contractual obligations on us.

We granted DunKnight a first priority security interest in substantially all of our assets as collateral security for the Debentures. Under the terms of a subordination agreement among DunKnight, Laurus, and us, DunKnight’s security interest in our assets is subject to the existing security interest of Laurus in our accounts receivables, which secures our existing indebtedness to Laurus of approximately $3,639 at June 30, 2006, evidenced by certain convertible promissory notes issued to Laurus in October 2004 and maturing in November 2006.

(Dollars in Thousands, Except Per Share Amounts)

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

In addition, as part of the DunKnight financing, Mr. Struwas was appointed as a director to our board of directors and as our new chief executive officer and president, replacing Kirby G. “Buddy” Pickle who served as our chief executive officer and as a director since April 2004 and as our president since September 2005 and whose employment with us was effectively terminated on November 2, 2005. Mr. Struwas’ employment agreement with us provides for the payment of a $300 annual base salary. The termination of Mr. Pickle’s employment with us triggered severance benefits under his employment agreement with us dated April 14, 2004 (the “Existing Employment Agreement”). On November 2, 2005, we entered into an amendment to the Existing Employment

(Dollars in Thousands, Except Per Share Amounts)

Agreement with Mr. Pickle (the “Amendment Agreement”) to address considerations arising from the American Jobs Creation Act of 2004. Pursuant to the Existing Employment Agreement, we (i) will continue to pay Mr. Pickle, as severance, his base salary for the eighteen months following his termination of employment, in an aggregate amount of $525, in accordance with regular payroll practices, and (ii) will pay for Mr. Pickle’s COBRA costs for the continuation of his medical benefits for the eighteen month period, subject to Mr. Pickle’s compliance with the surviving provisions of the Existing Employment Agreement. Pursuant to the Amendment Agreement, the parties agreed to defer all severance payments of base compensation under the Existing Employment Agreement for a period of six months and one day from his termination date. On the first payroll date after such six month and one day period, all payments otherwise payable to Mr. Pickle during such period will be paid in a lump sum. Monthly severance payments will continue thereafter for the remainder of the 18 month period. Mr. Pickle also received a one-time, $350 bonus in November 2005, for leading us in consummating the DunKnight Debenture financing. Mr. Struwas received a $100 signing bonus in connection with his appointment as our new chief executive officer, which is payable in equal installments over 12 monthly pay periods.

On June 2, 2006, we entered into respective amendment agreements (collectively, the “Amendment Agreements”) with each of DunKnight and DunKnight’s co-investor, Knight Vision Foundation (“KVF;” together with DunKnight, “DK”), and Laurus (together with DK, the “Senior Lenders”), our senior secured creditors, modifying certain of the terms of our secured debt financings with each of DK and Laurus.

Pursuant to the Amendment Agreements, the parties agreed to extend by three (3) months the maturity date of our issued and outstanding secured debt instruments owing to the Senior Lenders, in exchange for our issuance to the Senior Lenders of an aggregate of 5,400,000 shares (the “Shares”) of common stock.

Under the terms of the DK Amendment Agreement, DK and the Company extended the maturity date of the Company’s outstanding 18% Secured Debentures from September 4, 2006 to December 4, 2006. In consideration for DK’s entering into the DK Amendment Agreement, we issued 3,712,500 shares of our common stock to DunKnight and 187,500 shares of our common stock to KVF.

Under the terms of the Laurus Amendment Agreement, we issued to Laurus an Amended and Restated Secured Convertible Minimum Borrowing Note and an Amended and Restated Secured Revolving Note (collectively, the “Amended Laurus Notes”), pursuant to which certain of the terms of our original promissory notes outstanding to Laurus were amended and restated to: (i) extend the maturity date of such notes from August 1, 2006 to November 1, 2006, and (ii) modify the interest rate provisions under each of such notes to a fixed rate of interest set at 7% per annum from June 2, 2006 through August 1, 2006, and thereafter to a fixed rate of interest set at 10% per annum, until maturity. Under the terms of the original promissory notes, the interest rate was based upon a formula and was capped at no more than 7% per annum. In consideration for Laurus’ entering into the Laurus Amendment Agreement and its acceptance of the Amended Laurus Notes, we issued 1,500,000 shares of our common stock to Laurus. Pursuant to the Laurus Amendment Agreement, Laurus waived any economic anti-dilution rights to which it would otherwise be entitled under the applicable financing documents arising solely as a result of our issuance of the Shares.

Pursuant to the Amendment Agreements, the Senior Lenders agreed to certain “lock-up” restrictions, which prohibit the Senior Lenders, except upon and during the continuation of an event of default, from selling any of the Shares for one (1) year from June 2, 2006. Pursuant to the Amendment Agreements, we also granted the Senior Lenders certain “piggyback” registration rights with respect to the Shares, subject to certain terms set forth therein.

(Dollars in Thousands, Except Per Share Amounts)

We determined that the above described DK and Laurus debt amendments were not substantially different from the original debt instruments and therefore, accounted for the amendments as modifications of the original debt instruments as follows: (i) a Black-Scholes valuation model was used to determine the fair value of the common stock issued in consideration for the debt modifications. The resulting fair value of the 3,900,000 and 1,500,000 shares of common stock issued to DK and Laurus was $88 and $34, respectively; and was recorded as an increase to the debt discount balance at June 2, 2006, of each respective debt instrument with corresponding increases to common stock and additional paid-in capital; (iii) a new effective interest rate was determined, based on the carrying amount of each original debt instrument and the revised cash flows resulting from the debt modifications of those instruments. The revised debt discount of each debt instrument is being amortized to interest expense using the new effective interest rate over the revised remaining debt maturity term.

(Dollars in Thousands, Except Per Share Amounts)

The following table depicts our outstanding debt balances at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005

DunKnight secured debentures	$13,000	$8,000
Unamortized debt discount	(1,049)	(1,628)
Subtotal	11,951	6,372

Laurus secured convertible note	4,074	4,073
Unamortized debt discount - derivatives	(45)	(79)
Unamortized debt discount - closing fees	(18)	(77)
Subtotal	4,011	3,917

Total debt, net of discount	15,962	10,289
Less current portion	(15,962)	(10,289)
Non-current portion	$—	$—

We intend to use our cash resources to finance our operating losses, capital expenditures, lease payments, and working capital requirements, and for other general corporate purposes. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including (i) our ability to raise sufficient additional debt, equity or other capital to fund our ongoing operating requirements, repay our secured debt obligations which mature in the third quarter of 2006 (discussed above), and expand our sales and marketing efforts, (ii) market acceptance of our services, (iii) revenue growth, (iv) planned capital expenditures, (v) cash generated from operations, (vi) improvements in operating productivity, (vii) the extent and timing of entry into new markets, (viii) the introduction of new products or services, and (ix) the modification or elimination of certain products or services.

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

As we reported in our Annual Report on Form 10-K for the year ended December 31, 2005, our sustained operating losses raise substantial doubt about our ability to continue as a going concern. Based on our current business plans and projections, we believe that our existing cash resources and cash expected to be generated from continuing operations will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements through the third quarter of 2006. As a result, we will need to raise additional financing before the end of the third

(Dollars in Thousands, Except Per Share Amounts)

quarter of 2006, through some combination of borrowings or the sale of equity or debt securities, in order to finance our ongoing operating requirements and to enable us to repay all of our senior secured debt. We may not be able to raise sufficient additional debt, equity or other capital on acceptable terms, if at all. Failure to generate sufficient revenues, contain certain discretionary spending, achieve certain other business plan objectives, or raise additional funds could have a material adverse affect on the our results of operations, cash flows and financial position, including our ability to continue as a going concern, and may require us to sell all or a portion of our assets, significantly reduce, reorganize, discontinue or shut down our operations, or seek protection under the U.S. bankruptcy code. There can be no assurance that any sale transaction, merger or liquidating distribution by us will result in any minimum value or minimum amount of proceeds accreting to the benefit of our common stockholders as a result of any such transaction, should one occur.

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

(Dollars in Thousands, Except Per Share Amounts)

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

Contractual Obligations. Since December 31, 2005, the only material changes to the contractual obligations presented in our Annual Report on Form 10-K for the year ended December 31, 2005 pursuant to Item 303 of Regulation S-K promulgated by the SEC were certain lease arrangements for our offices, data center and warehouse facilities. In March of 2006, we contracted to sublease approximately 18,387 square feet of office space in Wallingford, Connecticut to be used for corporate offices, a network operations center and warehouse purposes, which we took occupancy of in early May of 2006. Our New Haven, Connecticut office lease expired on May 31, 2006 and was not renewed. Also in March of 2006, we signed a six month lease for “turn-key” office space in Reston, Virginia and allowed to expire without renewal our former office space in Herndon, Virginia. The estimated annualized savings resulting from these office relocations will exceed $800. Under our facility operating leases, minimum operating lease payments as of June 30, 2006 are approximately $146 remaining in 2006, $226 in 2007, $222 in 2008, $222 in 2009, $222 in 2010 and $55 in 2011.

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

DSL.NET, INC.

Date: August 14, 2006	By:	/s/ Walter R. Keisch
Walter R. Keisch
Chief Financial Officer & Treasurer (Duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Exhibit
10.01*	Amendment Agreement, dated as of June 2, 2006, by and between DSL.net, Inc. and Laurus Master Fund, Ltd.
10.02*	Amended and Restated Secured Convertible Minimum Borrowing Note, dated as of June 2, 2006, of DSL.net, Inc., in favor of Laurus Master Fund, Ltd.
10.03*	Amended and Restated Secured Revolving Note, dated as of June 2, 2006, of DSL.net, Inc., in favor of Laurus Master Fund, Ltd.
10.04*	Amendment Agreement, dated as of June 2, 2006, by and between DSL.net, Inc., DunKnight Telecom Partners LLC (individually and as agent), and Knight Vision Foundation.
10.05*†	Form of Officer Compensation Agreement, dated July 25, 2006, between DSL.net, Inc. and the officers identified on Schedule A thereto.
10.06*†	Compensation Agreement, dated July 25, 2006, between DSL.net, Inc. and David F. Struwas.
10.07*†	Lock-up Agreement, effective as of June 2, 2006, between DSL.net, Inc. and David F. Struwas.
11.01*	Statements of Computation of Basic and Diluted Net Loss Per Share.
31.01*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.
† Indicates a management contract or any compensatory plan, contract or arrangement.