Form 10-Q
period 2006-09-30
DSL NET INC
filed 2006-11-14
CIK 1085866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
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

Yes ☐    No ☒

As of November 13, 2006, the registrant had 239,020,817 shares of common stock outstanding.

DSL.net, Inc.

INDEX

		Page
		Number

Part I - Financial Information

Item 1.	Consolidated Financial Statements	2

	Consolidated Balance Sheets at September 30, 2006 (unaudited) and
	December 31, 2005	2

	Consolidated Statements of Operations for the three months and nine months
	ended September 30, 2006 and 2005 (unaudited)	3

	Consolidated Statements of Cash Flows for the nine months
	ended September 30, 2006 and 2005 (unaudited)	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	67

Item 4.	Controls and Procedures	67

Part II - Other Information

Item 6.	Exhibits	67

Signature		68

Exhibit Index		69

DSL.net, Inc.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1A.)
ASSETS
Current assets:
Cash and cash equivalents	$6,053	$8,765
Accounts receivable (net of allowances of $577 and $794
at September 30, 2006 and December 31, 2005, respectively)	3,490	4,210
Inventory	185	215
Deferred costs	72	110
Prepaid expenses and other current assets	388	2,009
Total current assets	10,188	15,309

Fixed assets, net	4,813	6,859
Other assets	928	674
Total assets	$15,929	$22,842

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY
Current liabilities:
Accounts payable	$2,153	$3,211
Accrued salaries	653	591
Accrued liabilities	1,431	2,031
Deferred revenue	2,313	2,950
Equipment lease payable	—	54
Notes payable, net of discount, current portion	3,409	10,289
Financial instrument derivatives, current portion	—	6
Total current liabilities	9,959	19,133

Notes payable, net of discount, less current portion	13,193	—
Financial instrument derivatives, less current portion	16	37
Total liabilities	23,168	19,170

Commitments and contingencies (Note 7)

Stockholders’ (deficiency) equity:
Common stock, $.0005 par value; 800,000,000 shares authorized,
239,020,817 and 233,620,817 shares issued and outstanding as of
September 30, 2006 and December 31, 2005, respectively	120	117
Additional paid-in capital	357,138	354,706
Accumulated deficit	(364,497)	(351,151)
Total stockholders’ (deficiency) equity	(7,239)	3,672

Total liabilities and stockholders’ (deficiency) equity	$15,929	$22,842

The accompanying notes are an integral part of these consolidated financial statements.

DSL.net, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue from continuing operations	$8,798	$11,716	$28,401	$38,096

Operating expenses from continuing operations:
Network (a)	6,826	8,262	22,239	26,166
Operations (a)	1,008	1,280	3,684	4,021
General and administrative (a)	1,509	2,617	5,895	7,381
Sales and marketing (a)	156	223	967	575
Stock-based compensation	—	—	2,283	—
Depreciation and amortization	839	1,199	2,600	4,012
Total operating expenses from continuing operations	10,338	13,581	37,668	42,155

Operating loss from continuing operations	(1,540)	(1,865)	(9,267)	(4,059)

Interest expense, net, from continuing operations	(846)	(2,909)	(3,717)	(7,502)
Other (expense) income, net, from continuing operations	(392)	(30)	(362)	180
Net loss from continuing operations	(2,778)	(4,804)	(13,346)	(11,381)
Income from operations - discontinued subsidiary held for sale	—	81	—	75
Impairment loss - discontinued subsidiary held for sale	—	(6,033)	—	(6,033)

Net loss	$(2,778)	$(10,756)	$(13,346)	$(17,339)

Net loss per share, basic and diluted from continuing operations	$(0.01)	$(0.02)	$(0.06)	$(0.05)
Net loss per share, basic and diluted from discontinued operations	$—	$(0.03)	$—	$(0.03)
Net loss per share, basic and diluted	$(0.01)	$(0.05)	$(0.06)	$(0.07)
Shares used in computing net loss per share, basic and diluted	239,020,817	233,620,817	235,994,443	233,620,597

(a)	Stock-based compensation and depreciation and amortization were excluded from the following operating expense line items and presented as separate operating expense line items:

Stock-based compensation:
Network	$—	$—	$189	$—
Operations	—	—	398	—
General and administrative	—	—	1,636	—
Sales and marketing	—	—	60	—
Total	$—	$—	$2,283	$—
Depreciation and amortization:
Network	$772	$1,097	$2,395	$3,648
General and administrative	67	102	205	364
Total	$839	$1,199	$2,600	$4,012

The accompanying notes are an integral part of these consolidated financial statements.

DSL.net, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(13,346)	$(17,339)

Reconciliation of net loss to net cash used in
operating activities:
Depreciation and amortization	2,600	4,439
Impairment loss - discontinued subsidiary held for sale	—	6,033
Bad debt expense	185	680
Sales credits and allowances	230	24
Amortization of deferred debt issuance costs and debt discount	2,683	7,149
Non-cash mark to market adjustments	(28)	(180)
Stock compensation expense	2,283	—
Loss on sale/write-off of fixed assets	23	—
Loss on early extinguishment of debt	417	—
Net changes in assets and liabilities, net of acquired assets:
Decrease in accounts receivable	306	831
Decrease in prepaid expenses and other current assets	1,019	252
(Increase) / decrease in other assets	(279)	553
(Decrease) in accounts payable	(1,058)	(2,642)
Increase in accrued salaries	62	134
(Decrease) in accrued liabilities	(495)	(472)
(Decrease) in deferred revenue	(637)	(1,143)
Net cash used in operating activities	(6,035)	(1,681)

Cash flows from investing activities:
Purchases of property and equipment	(639)	(361)
Proceeds from sales of property and equipment	62	—
Decrease in restricted cash	2	2,431
Net cash (used in) provided by investing activities	(575)	2,070

Cash flows from financing activities:
Proceeds from secured note issuances	17,000	—
Principal payments on secured notes	(12,400)
Principal payments on minimum borrowing note	(1,259)	—
Proceeds from reinstatements on minimum borrowing note	611	—
Proceeds from capital lease obligations	—	93
Principal payments on capital lease obligations	(54)	(65)
Net cash provided by financing activities	3,898	28

Net (decrease) / increase in cash and cash equivalents	(2,712)	417
Cash and cash equivalents at beginning of the period	8,765	7,029
Cash and cash equivalents at end of the period	$6,053	$7,446

Supplemental disclosure:
Cash paid: interest	$1,814	$228

Supplemental disclosure of non-cash financing activities:
During the second quarter of 2006 the Company issued 5,400,000 shares of its common stock to its secured debtholders in consideration for extending their debt maturities by three months.
The fair value ascribed to the stock on the date of issuance approximated $122 and was recorded as an increase to debt discount (Note 6).

The accompanying notes are an integral part of these consolidated financial statements.

DSL.net, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

1.	Summary of Significant Accounting Policies.

A.	Basis of Presentation.

The consolidated financial statements (“financial statements”) of DSL.net, Inc. (“DSL.net” or the “Company”) at September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 are unaudited, but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) that DSL.net considers necessary for a fair presentation of its financial position and operating results. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for any future periods.

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

Liquidity

As reflected in the Company’s audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company incurred operating losses from continuing operations of approximately $7,276 and negative operating cash flows of approximately $3,904 for the year ended December 31, 2005. During the nine months ended September 30, 2006, the Company incurred operating losses of approximately $9,267 from continuing operations and negative operating cash flows of approximately $6,035. These operating losses and negative operating cash flows have been financed primarily by proceeds from debt and equity issuances. The Company had accumulated deficits of approximately $364,497 at September 30, 2006 and $351,151 at December 31, 2005. The Company expects its operating losses and negative operating cash outflows to continue through 2006.

On August 22, 2006, the Company entered into a purchase agreement with MegaPath Inc. and its wholly owned-subsidiary, MDS Acquisition, Inc. (“MegaPath;” as used herein, “MegaPath” shall refer to MegaPath or, as the context shall so dictate or their interests shall appear, MDS Acquisition, Inc. (“MDS”), or MDS and MegaPath, collectively), pursuant to which the Company issued four convertible notes and a non-convertible note aggregating $15,002 (the “Notes”) and received approximately $13,000 in cash in a secured debt financing that closed on August 28, 2006 (the “Purchase Agreement”). The convertible notes are convertible into approximately 91% of the Company’s fully diluted outstanding common stock once regulatory and stockholder approvals are obtained. The MegaPath financing will result in MegaPath owning a controlling equity interest in the Company upon conversion of the convertible notes, and will position MegaPath to thereafter effect a short-form merger involving the Company under Delaware law, provided, that the parties

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)
have previously obtained all requisite regulatory and stockholder approvals. Although there is no guarantee that all of these approvals will be timely obtained, and MegaPath is not obligated to convert its Notes into equity, there is a strong likelihood that these approvals will be obtained and MegaPath has expressed its intention to convert its Notes into a controlling equity position and thereafter to effect the above described merger, as the Company’s controlling stockholder, during the first quarter of 2007. The Purchase Agreement also provides for the possible issuance and sale, subsequent to the closing, of additional subordinated secured non-convertible promissory notes of the Company, yielding additional potential loan proceeds of up to $6,000, intended to address the Company’s potential working capital needs pending consummation of the above described merger.

The Company used the proceeds from the sale of the Notes to satisfy the Company’s then current outstanding debt held by DunKnight Telecom Partners LLC and its co-investor (as used herein, “DunKnight” shall refer to DunKnight Telecom Partners LLC, individually, or DunKnight Telecom Partners LLC and its co-investor, Knight Vision Foundation, collectively, as their interests shall appear or the context shall so dictate), in the aggregate stated principal amount of $13,000, which would have matured on December 4, 2006, through the payment to such investors of the negotiated settlement amount of $12,400, plus accrued interest through the settlement date (Note 6). On October 30, 2006, the Company issued, in a private placement, a secured, subordinated, non-convertible promissory note to MegaPath, in the aggregate stated principal amount of $1,182 for an aggregate purchase price of $1,000 in cash (the “Subsequent Closing Note”) (Note 9). The Company has used and will use the proceeds from the sale of the Subsequent Closing Note for working capital purposes.

As the Company reported in its Annual Report on Form 10-K for the year ended December 31, 2005, the Company’s sustained operating losses raised substantial doubt about its ability to continue as a going concern. Without giving effect to any further bridge financing from MegaPath nor consummation of the anticipated merger with MegaPath, based on its current business plans and projections (inclusive of the Subsequent Closing Note issuance), the Company believes that its existing cash resources plus cash expected to be generated from operations will be sufficient to fund its operating losses, capital expenditures, lease payments and working capital requirements through the end of 2006. As a result, the Company will need to raise additional financing before the end of 2006, through bridge financing from MegaPath, intended to cover the Company’s operating shortfall through the expected merger transaction, or, failing such injection of sufficient debt capital from MegaPath, from some combination of borrowings or the sale of equity or debt securities to other third parties (provided, MegaPath has given its prior approval), in order to finance its ongoing operating requirements. A failure to obtain bridge financing from MegaPath, raise additional funds, generate sufficient revenues, contain certain discretionary spending, and/or achieve certain other business plan objectives could have a material adverse affect on the Company’s results of operations, cash flows and financial position, including its ability to continue as a going concern, and may require the Company to sell all or a portion of its assets, significantly reduce, reorganize, discontinue or shut down its operations, or seek protection under the U.S. bankruptcy code. There can be no assurance that any sale transaction, merger or liquidating distribution by the Company will result in any minimum value or minimum amount of proceeds accreting to the benefit of the Company’s common stockholders as a result of any such transaction, should one occur.

The Company’s cash requirements and financial performance, including its ability to achieve profitability or become cash flow positive, may vary based upon a number of factors, including:

•	the obtaining of requisite regulatory and stockholder approvals in connection with the

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

MegaPath financing described above, the subsequent consummation of the anticipated merger with MegaPath, and the timing of either of the above;

•
its ability to implement and execute certain commercial relationships with MegaPath, pending the merger, including the timing and success of the intended migration of certain MegaPath customer accounts to the Company’s on-net service footprint;

•	its ability to raise sufficient additional capital from MegaPath or other sources;

•	if its business plans or projections change or prove to be inaccurate;

•	if the Company curtails and/or reorganizes its operations, and/or sells all or a portion of its assets;

•	the development of the high-speed data and integrated voice and data communications industries and the Company’s ability to compete effectively in such industries;

•	the amount, timing and pricing of customer revenue;

•	the availability, timing and pricing of acquisition opportunities, and the Company’s ability to capitalize on such opportunities;

•	the identification of and generation of synergies with potential business combination candidates, and the Company’s ability to close any transactions with such parties on favorable terms, if at all;

•	the commercial acceptance of the Company’s services and the Company’s ability to attain expected penetration within its target markets;

•	the Company’s ability to recruit and retain qualified personnel;

•	up front sales and marketing expenses;

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

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

There can be no assurance that the Company will be able to timely effectuate the merger with MegaPath, or, pending such merger, achieve its business plan objectives or achieve cash flow positive operating results. If the Company is unable to generate adequate funds from its operations or raise additional funds pending the consummation of the MegaPath merger, it may not be able to continue to operate its network, respond to competitive pressures or fund its operations. As a result, the Company may be required to sell all or a portion of its assets, significantly reduce, reorganize, discontinue or shut down its operations, or seek protection under the U.S. bankruptcy code. The Company’s financial statements do not include any adjustments that might result from these uncertainties.

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

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

The Company reviews the recoverability of goodwill annually, or when events and circumstances change, by comparing the estimated fair values, based on appropriate valuation techniques, including a discounted forecast of future cash flows or recent sales offers (what a willing buyer would pay a willing seller), of reporting units with their respective carrying values. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying value of goodwill over its implied fair value. The Company had no goodwill as of September 30, 2006 or December 31, 2005.

During the third quarter of 2005, the Company initiated a plan to sell its wholly-owned subsidiary, Vector Internet Services, Inc., a Minnesota based Internet service provider (“VISI”), and solicited and received several offers for its sale. As a result of such activities, the Company reclassified VISI’s results of operations for the three and nine months ended September 30, 2005, as results from “discontinued operations.” Based on the solicitation offers received for the sale of VISI, the Company determined that the carrying value of VISI of $9,033 exceeded its fair value and, accordingly, recorded an impairment loss of $6,033 against its carrying value in accordance with the provisions and guidance of SFAS 144. The Company completed the sale of VISI in the fourth quarter of 2005.

Summary results of discontinued operations of VISI for the three and nine months ended September 30, 2005 are:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Revenue	$1,659	$5,106
Operating expenses	1,578	5,031
Operating income	81	75
Net income	$81	$75

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Such allowance requires management’s estimates and judgments and is computed based on historical experience using varying percentages of aged receivables. The Company principally sells its services directly to end users mainly consisting of small to medium sized businesses, but the Company also sells its services to certain resellers, such as Internet service providers (“ISPs”). The Company believes that it does not have significant exposure or concentrations of credit risk with respect to any given customer. However, if the country or any region the Company services experiences an economic downturn, the financial condition of the Company’s customers could be adversely affected, which could result in their inability to make payments to the Company. This could require additional provisions for doubtful accounts and an increase in the allowance. In addition, a negative impact on revenue and cash flows related to those customers may occur. No individual customer accounted for more than 10% of revenue for the three and nine months ended September 30, 2006 and 2005.

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

Fair Value of Financial Instruments and Derivatives

The Company accounts for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designated are based on the exposures hedged. Changes in the fair value of derivatives designated as fair value hedges are recognized in earnings along with fair value changes of the hedged item. Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) and are recognized in earnings when the hedged item affects earnings. Changes in the fair value of derivative instruments which are not designated as hedges are recognized in earnings as other income (loss). At September 30, 2006 and December 31, 2005, the Company did not have any derivative instruments that were designated as hedges.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which required the application of the accounting standard effective January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s financial statements as of and for the three and nine months ended September 30, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $0, and $2,283, respectively, which consisted of stock-based compensation expense related to employee stock options. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three and nine months ended September 30, 2005 (Note 2).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2006, included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company used the straight-line single option method of attributing the value of share-based compensation to expense. As stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates (see discussion below regarding acceleration of vesting in the second quarter of 2006). In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

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

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s loss before taxes and net loss for the three and nine months ended September 30, 2006 are $0 and $2,283, respectively, higher than if it had continued to account for share based compensation under APB 25. Basic and diluted net loss per share of $0.01 and $0.06 as reported for the three and nine months ended September 30, 2006 respectively, was $0.00 and $0.01 higher, respectively, as a result of adopting SFAS 123(R).

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

The Company has not generated any taxable income to date and, therefore, has not paid any federal income taxes or state taxes based on income since inception. The Company’s state net operating loss carryforwards began to expire in 2004 and its federal net operating loss carryforwards begin to expire in 2019. Use of the Company’s net operating loss carryforwards may be subject to significant annual limitations resulting from changes in control due to securities issuances, including: the Company’s sales of its mandatorily redeemable convertible Series X preferred stock and its mandatorily redeemable convertible Series Y preferred stock in 2001 and 2002, the Company’s sale of $30,000 in notes and warrants in 2003 and the Company’s sale of $15,002 in convertible and non-convertible debt in the third quarter of 2006. The Company has provided a valuation allowance for the full amount of the net deferred tax asset since it has not determined that it is more likely than not that these future benefits will be realized.

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

B.	Other Income (Expense), Net

Other income (expense), net for the three and nine months ended September 30, 2006 and 2005 is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Gain on sale of assets	$—	$—	$27	$—
Mark to Market gain (loss) adjustments on derivative instruments	25	(30)	28	180
Loss on early extinguishment of debt	(417)	—	(417)	—
Other income (expense), net	$(392)	$(30)	$(362)	$180

C.	Earnings (Loss) Per Share.

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

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

Net loss per share for the three and nine month periods ended September 30, 2006 and 2005, respectively, is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss applicable to common stockholders from continuing operations	$(2,778)	$(4,804)	$(13,346)	$(11,381)
Net loss per share, basic and diluted from continuing operations	$(0.01)	$(0.02)	$(0.06)	$(0.05)

Net loss applicable to common stockholders from discontinued operations	$—	$(5,952)	$—	$(5,958)
Net loss per share, basic and diluted from discontinued operations	$—	$(0.03)	$—	$(0.03)

Net loss applicable to common stockholders	$(2,778)	$(10,756)	$(13,346)	$(17,339)
Net loss per share, basic and diluted	$(0.01)	$(0.05)	$(0.06)	$(0.07)
Shares used in computing net loss per share, basic and diluted	239,020,817	233,620,817	235,994,443	233,620,597

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

The following options, warrants and convertible debt were excluded from the calculation of earnings (loss) per share since their inclusion would have been anti-dilutive for all periods presented:

	Shares of Common Stock
	September 30,
	2006	2005
Options to purchase common stock	31,692,957	32,823,396
Warrants to purchase common stock	1,321,571	192,212,192
Convertible minimum borrowing note payable	12,234,043	15,178,571
MegaPath convertible note (1)	26,263,109	—
Total	71,511,680	240,214,159

(1)	Represents the first of four MegaPath convertible notes aggregating $2,000, the conversion of which is not subject to regulatory or stockholder approvals (Note 6).

D.	Recently Issued Accounting Pronouncements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48,“Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of FASB Statement 109,“Accounting for Income Taxes.” FIN 48 requires managements to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more-likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on income tax returns. The Company is still evaluating the impact of this pronouncement. FIN 48 is effective for the Company’s fiscal year beginning January 1, 2007.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 are effective for the Company’s interim reporting period beginning January 1, 2007. The Company does not believe the adoption of SAB 108 will have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157,“Fair Value Measurements” (“SFAS 157”). SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

measurement date. SFAS 157 is effective for the Company’s interim reporting period beginning January 1, 2008. The Company is still evaluating the impact of this pronouncement.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company for the end of the fiscal year ending on December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end balance sheet is effective for the Company for the fiscal year ending December 31, 2007. The Company does not believe the adoption of SFAS 158 will have a material impact on its financial position or results of operations.

2.	Employee Stock Benefit Plans.

Employee Stock Purchase Plan

The Company’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”) authorized the issuance of up to a total of 300,000 shares of common stock to participating employees.

Eligible employees may purchase up to a maximum of 500 shares of the Company’s common stock at a discount of 15% of the market value at certain plan-defined dates. The Purchase Plan terminates on December 31, 2009 or such earlier date as the Board of Directors determines. The Purchase Plan will terminate in any case when all or substantially all of the unissued shares of common stock reserved for the purposes of the Purchase Plan have been purchased. During the first nine months of 2006 and 2005 the Company issued 0 and 1,000 shares, respectively, under the Purchase Plan. At September 30, 2006, 205,660 shares of common stock were available for issuance under the Purchase Plan. From March 1, 2005 through September 30, 2006, no employees participated in the Purchase Plan.

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

At September 30, 2006, a total of 12,364,200 and 6,433,637 shares of common stock were authorized and were available for issuance, respectively, under the 1999 Stock Plan and 65,000,000 and 40,212,196 shares of common stock were authorized and were available for issuance, respectively, under the 2001 Stock Plan.

General Option Information

For options issued during the nine months ended September 30, 2006, the Company elected to use a Black-Scholes pricing model in estimating the value of employee stock options on the date of grant for recording stock-based compensation cost in accordance with the guidelines of SFAS 123(R). The weighted fair value of employee stock options granted during the nine months ended September 30, 2006 was $.0358 per share.

The following table summarizes the option activity under the Company’s stock option plans:

			Weighted Average
	Number of Shares		Fair Value	Exercise Price
Outstanding at December 31, 2005	32,771,902	(1)		$0.48
Granted	4,850,000		$0.0358	$0.04
Exercised	—			$ —
Cancelled	(5,928,945)			$0.63
Outstanding at September 30, 2006	31,692,957	(1)		$0.39

(1)	The weighted average remaining contractual life of options outstanding as of September 30, 2006 and December 31, 2005 was 5.97 years and 6.22 years, respectively.

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2006 (in thousands, except share and per share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value ($000)	Number Exercisable	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value ($000)

$0.0375 - $0.049	4,933,250	9.15	$0.040	$ —	4,933,250	$0.040	$ —
$0.0491 - $1.050	26,291,957	5.41	$0.368	$ —	26,291,957	$0.368	$ —
$1.051 - $2.070	57,000	4.55	$1.218	$ —	57,000	$1.218	$ —
$2.071 - $5.190	248,250	4.20	$2.848	$ —	248,250	$2.848	$ —
$5.191 - $7.780	66,000	3.63	$7.336	$ —	66,000	$7.336	$ —
$7.781 - $10.370	—	—	—	$ —	—	—	$ —
$10.371 - $12.960	91,000	3.56	$11.937	$ —	91,000	$11.937	$ —
$12.961 - $15.560	4,500	3.43	$14.652	$ —	4,500	$14.652	$ —
$15.561 - $25.94	1,000	3.44	$25.938	$ —	1,000	$25.938	$ —
Total	31,692,957	5.97	$0.3883	$ —	31,692,957	$0.3883	$ —

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $0.033 at September 30, 2006, which would have been received by in-the-money option holders had all such option holders exercised their options as of that date. There were no in-the-money options outstanding and exercisable at September 30, 2006. As of December 31, 2005, 32,771,902 options were outstanding with a weighted average remaining contractual life of 6.22 years, a weighted average exercise price of $0.48 and an aggregate intrinsic value of nil (based on the Company’s closing stock price of $0.040 and 83,250 in-the-money options outstanding at December 31, 2005), and 19,714,230 options were exercisable with a weighted average exercise price of $0.65 and an aggregate intrinsic value of nil (based on the Company’s closing stock price of $0.040 and 83,250 in-the-money options at December 31, 2005).

Valuation and Expense Information Under SFAS 123(R) for the Three and Nine Months Ended September 30, 2006 and Pro Forma Information under SFAS 123 for Fiscal Periods Prior to Fiscal 2006.

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

The following table reflects the effects on net loss and net loss per share, basic and diluted, for the three and nine months ended September 30, 2006, compared with the respective pro forma information for the three and nine months ended September 30, 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss as reported for prior periods (1)	N/A	$(10,756)	N/A	$(17,339)
Stock-based compensation expense related to employee stock options (2)	—	(729)	(2,283)	(2,559)
Net loss including the effect of stock-based compensation expense (3)	$(5,701)	$(11,485)	$(13,346)	$(19,898)

Net loss applicable to common stockholders:
Net loss as reported for prior periods (1)	N/A	$(10,756)	N/A	$(17,339)
Net loss including the effect of stock-based compensation expense (3)	$(5,701)	$(11,485)	$(13,346)	$(19,898)
Basic and diluted net loss per common share:
As reported for prior periods (1)	N/A	$(0.05)	N/A	$(0.07)
Including the effect of stock-based compensation expense (3)	$(0.01)	$(0.05)	$(0.06)	$(0.09)

(1)
Net loss, net loss applicable to common stockholders and net loss per share prior to January 1, 2006, did not include stock-based compensation expense for employee stock options and employee stock purchases under SFAS 123 because the Company had not adopted the recognition provisions of SFAS 123.

(2)	Stock-based compensation expense prior to January 1, 2006, is calculated based on the pro forma application of SFAS 123.
(3)	Net loss, net loss applicable to common stockholders and net loss per share prior to January 1, 2006, represents pro forma information based on SFAS 123.

A Black-Scholes pricing model was also used prior to the adoption of SFAS 123(R), to estimate the fair value of employee stock options on the date of grant for the purpose of the pro forma financial information in accordance with SFAS 123. The weighted average estimated value of employee stock options granted at the date of grant for options granted during the three months ended September 30, 2005 was $0.06. The weighted average estimated value of employee stock

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

options granted at date of grant during the nine months ended September 30, 2005 ranged from $0.06 to $0.20.

The table below depicts (i) the weighted average assumptions used in estimating the value of employee stock options on the date of grant for recording stock-based compensation cost in accordance with the guidelines of SFAS 123(R) for options issued during the nine months ended September 30, 2006 (no options were issued during the three months ended September 30, 2006); and (ii) the weighted average assumptions used to estimate the fair value of employee stock options issued on the date of grant for the purpose of the pro forma financial information in accordance with SFAS 123 for the three and nine months ended September 30, 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	N/A	3.79%	4.29%	3.38-4.15%
Expected life of option	N/A	4 Years	5.79 years	3-4 Years
Expected dividends	N/A	None	None	None
Expected volatility	N/A	111%	130%	96-111%

The risk-free interest rate represents the Treasury rate for constant maturities, as of the grant date, for a term equal to the expected life of the option. The expected life of the option was estimated using the simplified calculation method in accordance with the guidance of SAB 107. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company used the vesting period as the expected life. Zero expected dividends were used in the calculation, since the Company has incurred net losses since its inception and has never paid, and does not expect to pay, in the foreseeable future, any dividends. Expected volatility is based on the Company’s historical stock price analyzed on a weekly basis over the same number of years as the expected term of the options.

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

A summary of the status of nonvested shares as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

Nonvested Shares	Options	Weighted Average Grant-Date Fair Value

Nonvested at December 31, 2005	13,057,672	$ 0.1900
Granted	4,850,000	$ 0.0358
Vested	(17,078,855)	$ 0.1337
Cancelled	(828,817)	$ 0.4485
Nonvested at September 30, 2006	—	—

As of September 30, 2006, there was no unrecognized compensation cost related to nonvested stock options.

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

On June 2, 2006 the Company issued 5,400,000 shares of its common stock to the Company’s secured debt holders in consideration for their granting three-month extensions to their debt maturities (Note 6). During the nine months ended September 30, 2006 and 2005 the Company issued 0 shares and 1,000 shares of its common stock to employees participating in the Employee Stock Purchase Plan, respectively.

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

4.	Goodwill.

The Company disposed of all of its goodwill in connection with the sale of its subsidiary, VISI, in December of 2005, and consequently had no goodwill remaining on its books at September 30, 2006 and December 31, 2005.

5.	Other Intangible Assets.

The Company had no intangible asset balances at September 30, 2006 or December 31, 2005. Amortization expense of other intangible assets for the three and nine months ended September 30, 2005 was $7 and $47, respectively.

6.	Debt.

On October 7, 2004, the Company closed a financing transaction with Laurus Master Fund, Ltd. (“Laurus”), pursuant to which the Company sold to Laurus convertible notes and a warrant to purchase common stock of the Company. The securities issued to Laurus were a $4,250 Secured Convertible Minimum Borrowing Note (the “MB Note”), a $750 Secured Revolving Note (the “Revolving Note” and, together with the MB Note, the “Laurus Notes”), and a Common Stock Purchase Warrant to purchase 1,143,000 shares of the Company’s common stock (the “Laurus Warrant”). As part of the financing transaction with Laurus, the Company paid closing fees of approximately $242 which was recorded as a debt discount and is being amortized to interest expense over the term of the loan. The Laurus Notes were collateralized by a security interest and first priority lien on certain trade accounts receivable. The Laurus Notes were paid off in full by the Company upon maturity, on November 1, 2006, as described in more detail below (Note 9).

The Laurus Notes’ maturity date was extended on June 2, 2006, from August 1, 2006 to November 1, 2006, as more fully described below. Under the original terms of the Laurus Notes, annual interest on the Laurus Notes was equal to the prime rate published in The Wall Street Journal from time to time, plus interest at the rate of two percent, provided, that such annual rate of interest on the Laurus Notes was not to be less than six percent or more than seven percent. The actual interest rate was 7% at September 30, 2006 and 2005. Notwithstanding the six percent interest rate floor, under their original terms, the interest rate on the Laurus Notes was to be decreased two percent per annum for each 25% increase in the price of the Company’s common stock above $0.28 per share, if, at that time, the Company had on file with the SEC an effective registration statement for the resale of shares of common stock issued or issuable upon conversion of the MB Note and upon exercise of the Laurus Warrant and, if not, the interest rate was to be decreased one percent per annum for each 25% increase in the price of the Company’s common stock above $0.28 per share. Any change in the interest rate on the Laurus Notes was to be determined on a monthly basis. In no event was the interest rate on the Laurus Notes to be less than 0.00%. Interest on the Laurus Notes was payable monthly in arrears on the first day of each month during the term of the Laurus Notes. On June 2, 2006, the interest rate on the Laurus Notes was revised to a fixed 7% per annum until August 1, 2006 and a fixed 10% per annum commencing on August 1, 2006 until maturity (as further described below).

The initial fixed conversion price under the Laurus Notes was $0.28 per share. The initial conversion price and the number of shares of the Company’s common stock issuable upon

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

conversion of the each of the Laurus Notes were subject to adjustment in the event that the Company were to reclassify, subdivide or combine its outstanding shares of common stock or issues additional shares of its common stock as a dividend on its outstanding shares of common stock. The fixed conversion price was subject to anti-dilution protection adjustments, on a weighted average basis, upon the Company’s issuance of additional shares of common stock at a price that was less than the then current fixed conversion price. Subject to certain limitations, Laurus could, at any time, convert the outstanding indebtedness of each of the Laurus Notes into shares of the Company’s common stock at the then applicable conversion price. Subject to certain trading volume and other limitations, the MB Note was to automatically convert at the then applicable conversion price into shares of the Company’s common stock if, at any time while an effective registration statement under the Securities Act of 1933, as amended, for the resale of the Company’s common stock underlying the MB Note and Laurus Warrant was outstanding, the average closing price of the Company’s common stock for ten consecutive trading days was at least $0.31, subject to certain adjustments. The Revolving Note was potentially convertible into more than $750 worth of the Company’s common stock, depending upon the amount of aggregate borrowings by the Company under the Revolving Note and the amount of conversions by Laurus.

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

The Company determined, in accordance with the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” that the following derivatives resulted from the Laurus financing transaction described above: (i) the conversion option of the MB Note and (ii) the 1,321,571 warrants issued to Laurus and TN. Accordingly, the Company recorded the fair value of these derivatives approximating $231 as a debt discount and a non-current liability on its consolidated balance sheet. The debt discount has been amortized to interest expense using the “Effective Interest Method” of amortization over the term of the Laurus Notes. For the three months ended September 30, 2006 and 2005, approximately $34 and $30, respectively, of this debt discount was amortized to interest expense. For the nine months ended September 30, 2006 and 2005, approximately $67 and $61 of this debt discount was amortized to interest expense. At September 30, 2006 and December 31, 2005 the value of the derivatives was adjusted to their then current fair value of $41 and $43, respectively. The Company will continue to mark these derivatives to market on a quarterly basis with a corresponding charge or credit to other expense/income. During the three months ended September 30, 2006 and 2005, approximately $19 and $71 mark-to-market adjustments were included in other income, respectively. During the nine months ended September 30, 2006 and 2005, approximately $2 and $210 mark-to-market adjustments were included in other income, respectively.

On November 2, 2005, pursuant to the terms of a Securities Purchase Agreement dated on such date between DunKnight and the Company, as amended on January 3, 2006 (the “DunKnight Purchase Agreement”), the Company consummated a private placement to DunKnight of 18%

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

Secured Debentures, originally due September 4, 2006 and amended to December 4, 2006 (as more fully described below), at a discount to their face principal amount (the “Debentures”). Pursuant to the terms of the DunKnight Purchase Agreement, as described in more detail below, the Company borrowed an aggregate of $10,000 in exchange for its issuance of an aggregate $13,000 in face principal amount of Debentures. The DunKnight secured debt was satisfied in full through a negotiated prepayment to DunKnight made on August 28, 2006 (as described in more detail below).

At the first closing under the DunKnight Purchase Agreement, which occurred on November 2, 2005, the Company issued an $8,000 face principal amount Debenture and received $6,000 in gross cash proceeds on November 3, 2005. At the second closing, which occurred on February 1, 2006, the Company issued an additional $5,000 in face principal amount of Debentures to DunKnight and received an additional $4,000 in gross cash proceeds. The maturity date of each Debenture was extended on June 2, 2006 from September 4, 2006 to December 4, 2006, as more fully described below, and carried an annual interest rate of 18%, payable monthly in arrears in cash based on the face principal amount of the Debenture. Interest was based on a 360-day year and the actual number of days elapsed. The monthly cash requirements in respect of interest payments were approximately $120 following the first closing, commencing on December 1, 2005, and an additional $75 following the second closing, commencing on March 1, 2006, for an aggregate approximate $195 per month. Overdue interest was subject to an additional annual interest rate of 10.5% and, upon an event of default, the interest rate was to increase by an additional 10.5%. Upon the occurrence of an event of default, DunKnight could declare all amounts under the Debentures immediately due and payable in cash and, in such event, the Company would have been required to pay 112% of the principal amount of the Debentures, plus all accrued and unpaid interest and any unpaid penalties or late fees. The Company was allowed to prepay the entire principal amount due under the Debentures at any time without any additional premium or penalty.

The Company recorded the $3,000 discount between the $10,000 cash received and the $13,000 face principal of the first and second closings as a debt discount which has been amortized to interest expense over the term of the Debentures, using the effective interest method. During the three and nine months ended September 30, 2006, the Company amortized $196 and $1,864 of the DunKnight debt discount to interest expense.

Pursuant to the terms of that certain Implementation Agreement dated November 2, 2005 (the “Implementation Agreement”), by and among the Company and the Company’s then senior secured lenders (the “2003 Investors”), on November 3, 2005, the Company used $5,500 of the proceeds from the first closing of the DunKnight Debenture financing to eliminate, at a substantial discount, $30,870 (inclusive of accrued but unpaid interest) in senior secured debt due July 6, 2006 originally issued to the 2003 Investors on July 18, 2003; cancel all outstanding shares of the Company’s Series Z preferred stock that carried a liquidation preference of $15,680; and cancel warrants to purchase approximately 190,890,621 shares of the Company’s common stock previously issued to the 2003 Investors.

On June 2, 2006, the Company entered into respective amendment agreements (collectively, the “Amendment Agreements”) with each of DunKnight and Laurus (“Laurus;” together with DunKnight, the “Senior Lenders”), the Company’s senior secured creditors, modifying certain of the terms of the Company’s secured debt financings with each of DunKnight and Laurus.

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

Under the terms of the DunKnight Amendment Agreement, DunKnight and the Company extended the maturity date of the Company’s outstanding 18% Secured Debentures from September 4, 2006 to December 4, 2006. In consideration for DunKnight’s entering into the DunKnight Amendment Agreement, the Company issued 3,900,000 shares of its Common Stock to DunKnight.

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

The Company determined that the above described DunKnight and Laurus debt amendments were not substantially different from the original debt instruments and therefore, accounted for the amendments as modifications of the original debt instruments as follows: (i) a Black-Scholes valuation model was used to determine the fair value of the common stock issued in consideration for the debt modifications; the resulting fair value of the 3,900,000 and 1,500,000 shares of common stock issued to DunKnight and Laurus was $88 and $34, respectively, and was recorded as an increase to the debt discount balance at June 2, 2006, of each respective debt instrument with corresponding increases to common stock and additional paid-in capital; and (ii) a new effective interest rate was determined, based on the carrying amount of each original debt instrument and the revised cash flows resulting from the debt modifications of those instruments; the revised debt discount of each debt instrument has been amortized to interest expense using the new effective interest rate over the revised remaining debt maturity term.

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

On August 22, 2006, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with MegaPath Inc. and its wholly-owned subsidiary, MDS Acquisition, Inc. (as used herein, “MegaPath” shall refer to MegaPath Inc. individually, or MegaPath Inc. and MDS Acquisition, Inc. collectively, as their interests shall appear or the context shall so dictate).  Pursuant to the Purchase Agreement, on August 28, 2006, the Company issued and MegaPath purchased, in a private placement, five promissory notes (collectively, the “MegaPath Notes”) in the aggregate stated principal amount of $15,002 for an aggregate purchase price of $13,000 in cash.  This purchase and the related transactions described below are referred to collectively herein as the “MegaPath Financing.” Subject to certain conditions, including approval by the Company’s stockholders of an increase in the number of shares of the Company’s authorized common stock, as more fully described below, a portion of the MegaPath Notes will be convertible into 91% of the outstanding Company common stock on a fully-diluted basis as of the conversion date.

The Company used the proceeds from the MegaPath Financing to satisfy the Company’s outstanding debt held by DunKnight, in the aggregate stated principal amount of $13,000, which was to mature on December 4, 2006, through the pay off of a negotiated settlement amount of approximately $12,400, with the remainder of the MegaPath Financing proceeds being used for general working capital purposes, including payment of transaction fees.

In accordance with the guidance of Emerging Issues Task Force (“EITF”) Issue No. 02-4, “Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is Within the Scope of SFAS No. 15,” and SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” the Company determined that the extinguishment of the DunKnight debt was a troubled debt restructuring and, accordingly, recorded a loss on the extinguishment of the DunKnight debt in accordance with the guidance of SFAS No. 15 and Accounting Principal Board Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” as follows:

Face value of DunKnight notes	$13,000
Debt discount - unamortized balance at August 28, 2006	(853)
DunKnight notes, net of discount	12,147
DunKnight pay-off amount	(12,400)
Loss on extinguishment of DunKnight debt	(253)
Write-off of unamortized balance of DunKnight deferred transaction costs	(159)
Legal fees related to DunKnight debt pay-off transaction	(5)
Net loss on extinguishment of DunKnight debt	$(417)

Prior to the MegaPath Financing, the Company had no material relationship with MegaPath.

The MegaPath Notes contained the following principal terms:

  Non-Convertible Note. A subordinated secured non-convertible note in the stated principal amount of $13,002 (the “Non-Convertible Note”), issued at a $2,002 discount to its stated principal amount, to mature on December 31, 2007.

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)
  First Convertible Note. A subordinated secured convertible note in the principal amount of $30 (the “First Convertible Note”), issued for an amount equal to its stated principal amount, to mature on December 31, 2007. The principal of the First Convertible Note is immediately convertible at MegaPath’s election into shares of Company common stock representing 9.9% of the Company’s voting stock outstanding as of the date of such conversion.
  Second Convertible Note. A subordinated secured convertible note in the principal amount of $300 (the “Second Convertible Note”), issued for an amount equal to its stated principal amount, to mature on the later of (i) December 31, 2007 and (ii) the earlier of (a) December 31, 2008 and (b) thirty days after the date on which the Second Convertible Note becomes convertible. The Second Convertible Note will become convertible at MegaPath’s election upon the Company’s receipt of certain regulatory approvals related to the MegaPath Financing and following the conversion of the First Convertible Note. At that time, the principal of the Second Convertible Note will be convertible into that number of shares of Company common stock that, when aggregated with all of MegaPath’s other stockholdings in the Company, represent 49.9% of the Company’s voting stock outstanding as of the date of such conversion.
  Third Convertible Note. A subordinated secured convertible note in the principal amount of $150 (the “Third Convertible Note”), issued for an amount equal to its stated principal amount, to mature on the later of (i) December 31, 2007 and (ii) the earlier of (a) December 31, 2008 and (b) thirty days after the date on which the Third Convertible Note becomes convertible. The Third Convertible Note will become convertible at MegaPath’s election upon the Company’s receipt of certain other regulatory approvals related to the MegaPath Financing and following the conversion of the First Convertible Note and the Second Convertible Note. At that time, the principal of the Third Convertible Note will be convertible into that number of shares of Company common stock that, when aggregated with all of MegaPath’s other stockholdings in the Company, will represent 51.0% of the Company common stock on a fully-diluted basis as of the date of such conversion.
  Fourth Convertible Note. A subordinated secured convertible note in the principal amount of $1,520 (the “Fourth Convertible Note”), issued for an amount equal to its stated principal amount, to mature on the later of (i) December 31, 2007 and (ii) the earlier of (a) December 31, 2008 and (b) thirty days after the date on which the Fourth Convertible Note becomes convertible. The Fourth Convertible Note will become convertible at MegaPath’s election following (i) stockholder approval and filing of an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to increase the number of shares of common stock that the Company is authorized to issue to an amount sufficient to cover the conversion of the Fourth Convertible Note and (ii) the conversion of the First Convertible Note, the Second Convertible Note and the Third Convertible Note. At that time, the principal of the Fourth Convertible Note will become convertible into that number of shares of Company common stock that, when aggregated with all of MegaPath’s other stockholdings in the Company, will represent 91.0% of the Company common stock on a fully diluted basis as of the date of such conversion.
Based on the conversion provisions described above, the following table depicts the projected number of common shares to be issued and the conversion price per share for each of the four convertible MegaPath Notes, based on the number of shares of Company common stock and

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

common stock equivalents (options, warrants and convertible debt) outstanding as of August 22, 2006 (the date of the Purchase Agreement), of 239,020,817 and 48,241,530, respectively (the actual number of shares to be issued and the conversion price per share will depend upon the actual number of common shares and common share equivalents outstanding at the time of conversion, with respect to the convertible provisions of each convertible MegaPath Note):

Convertible Note Number	Principal Amount	Projected Number of Shares to be Issued Upon Conversion	Projected Conversion Price Per Share
Number 1	$30	26,263,109	$0.0011423
Number 2	$300	211,803,533	$0.0014164
Number 3	$150	60,920,698	$0.0024622
Number 4	$1,520	2,605,554,164	$0.0005834
Total	$2,000	2,904,541,504

Each of the MegaPath Notes will accrue interest at an annual rate of 8.0%, subject to increase to an annual rate of 10.0% beginning upon and continuing during the continuation of any event of default under the Security Agreement (as defined below).  Interest will accrue on the basis of a 360-day year and the actual number of days elapsed. Interest on the MegaPath Notes will be payable in cash upon maturity of the MegaPath Notes, together with the principal.  The Company may not prepay any portion of the MegaPath Notes without MegaPath’s prior written consent.

The Purchase Agreement also provides for the possible future issuance and sale, during the one year period following the closing, of additional subordinated secured non-convertible promissory notes (on substantially the same terms as the Non-Convertible Note, including the discount) yielding gross loan proceeds of up to $6,000.

In fulfillment of a closing condition under the Purchase Agreement, two of the Company’s directors, Robert G. Gilbertson and Keir Kleinknecht, resigned from their positions at closing, and the remaining directors appointed Paul J. Milley and E. Carey Walters (employees of MegaPath) to fill those vacancies.  On the record date set by the Company’s Board of Directors for determining the stockholders eligible to vote on the Charter Amendment, the Board of Directors will increase its size from five to seven directors and, during any subsequent period that MegaPath holds more than 50% of the Company’s voting stock, the Company has agreed that its Board of Directors will appoint two persons designated by MegaPath to fill those additional vacancies.  At that time, MegaPath will have designated four out of seven directors on the Company’s Board of Directors.

In connection with the issuance of the MegaPath Notes, the Company granted MegaPath a continuing security interest in substantially all of the Company’s assets pursuant to a Security Agreement dated August 28, 2006 (the “Security Agreement”). Upon closing of the transactions contemplated by the Purchase Agreement, MegaPath’s security interest was subordinated to the security interest of Laurus in the Company’s accounts receivables, which secured the Company’s outstanding indebtedness to Laurus under the Company’s 2004 secured note and warrant financing with Laurus, pursuant to the terms of a Subordination Agreement by and among Laurus, MegaPath and the Company, dated August 28, 2006. The Company is subject to various restrictive covenants under the Security Agreement for so long as the MegaPath Notes are outstanding, including, subject to certain exceptions, prohibitions on certain dispositions, the incurrence of additional indebtedness, distributions or dividends on its shares of capital stock, the issuance of shares of capital stock or

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

securities convertible into shares of capital stock, and mergers or acquisitions. In addition the MegaPath Notes are subject to acceleration upon the occurrence of an event of default under the Security Agreement, subject to certain cure rights, including in pertinent part the following defaults: (i) a payment default under any MegaPath Note; (ii) a failure to issue shares of Company common stock upon conversion of any convertible MegaPath Note of the Company held by MegaPath, (iii) the breach of any Company representation, warranty or covenant made for the benefit of MegaPath in any of the MegaPath Financing transaction documents; (iv) the occurrence of a bankruptcy event with respect to the Company; or (v) a change in control of the Company, other than one involving MegaPath.

As a condition to MegaPath’s investment, per MegaPath’s direction, the Company entered into executive compensation agreements with the Company’s three current executive officers, including David F. Struwas, President and Chief Executive Officer, providing for supplemental retention compensation and, for all such officers except Mr. Struwas, who is afforded severance under his existing employment agreement with the Company, severance benefits. Under the terms of these arrangements, each of the three officers is entitled to receive a one-time, lump-sum retention bonus equal to three months of his current base salary, less applicable withholdings, provided such officer remains employed by the Company on February 28, 2007. In addition, the severance agreements provide the applicable parties with a lump-sum payment in an amount equal to six months of current base salary, plus six months of COBRA costs for the officer as an individual, in the event such officer is terminated without “cause” or quits for “good reason,” each as defined in the agreements, provided such officer has executed a release in favor of the Company.

The Company incurred transaction costs related to the MegaPath Financing through September 30, 2006, approximating $425, consisting of investment banker and legal fees and expenses. Such costs were deferred in other assets and are being amortized to general and administrative expense on a straight-line basis over the approximate sixteen-month term of the MegaPath Notes. The Company anticipates that it will incur additional transaction costs related to the MegaPath financing (and the subsequent merger contemplated by the Purchase Agreement), which will also be deferred when incurred and amortized in a like manner over the remaining term of the MegaPath Notes. Approximately $27 of these transaction costs were amortized to expense through September 30, 2006.

Since the Company received proceeds of $11,000, representing a $2,002 discount from the face value of $13,002 of the non-convertible MegaPath Note, the Company recorded a debt discount of $2,002 pertaining to this note. The discount is being amortized to interest expense using the effective interest method over the approximate sixteen-month term of this note.

The Company determined, in accordance with the guidance of SFAS 133, that the conversion features of the four convertible MegaPath Notes are not embedded derivatives and therefore should not be bifurcated from the host instruments. Since the conversion prices of the convertible MegaPath Notes are significantly below the fair market value (closing price) of the Company’s common stock of $0.03 per share at the time of the signing of the Purchase Agreement on August 22, 2006 (the “Commitment Date”), the Company determined that a beneficial conversion feature (“BCF”) exists for these convertible notes and will account for them in accordance with the guidance of EITF 98-5 and EITF 00-27 as follows:

▪	Since the first convertible MegaPath Note is convertible at any time at the option of the holder, the Company measured and recognized a BCF by recording a debt discount of $30

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

with a corresponding increase to additional paid in capital. The BCF was determined using the intrinsic value method whereby the difference between the conversion price and the fair value of the common stock on the Commitment Date was multiplied by the number of shares into which the debt converts. Since the intrinsic value of the BCF exceeded the $30 proceeds of this note, the BCF was limited to the amount of the proceeds. The debt discount is being amortized to interest expense using the effective interest method over the period from the issuance date to the maturity date, which is December 31, 2007. If conversion occurs before the discount is fully amortized, the remaining unamortized discount will be charged to interest expense upon conversion.

▪
Since the conversions of the remaining convertible MegaPath Notes are dependent upon receiving regulatory and/or stockholder approvals, these conversion contingencies are dependent upon the occurrence of a future event outside of the holder’s (MegaPath’s) control. Accordingly, the BCF for these notes were measured at the Commitment Date but will not be recognized until such contingencies are resolved. The measured intrinsic value of the BCF for convertible MegaPath notes two, three and four, also exceeded the proceeds received for those notes and accordingly will be capped at the proceeds received ($300, $150 and $1,520, for notes two, three and four, respectively). The BCF for these convertible notes will be recorded and accounted for in the same manner as the accounting described above for the first convertible MegaPath Note, when the aforedescribed contingencies are resolved.

Approximately $113 of debt discount related to the non-convertible MegaPath Note and the first convertible MegaPath Note was amortized to interest expense through September 30, 2006.

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

The following table depicts the Company’s outstanding debt balances at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005

DunKnight secured debentures	$—	$8,000
Unamortized debt discount	—	(1,628)
Subtotal	—	6,372

Laurus secured convertible note	3,426	4,073
Unamortized debt discount - derivatives	(12)	(79)
Unamortized debt discount - closing fees	(5)	(77)
Subtotal	3,409	3,917

MegaPath secured convertible and non-convertible notes	15,002	—
MegaPath notes - accrued interest	110	—
Unamortized debt discount	(1,919)	—
Subtotal	13,193	—

Total debt, net of discount	16,602	10,289
Less current portion	(3,409)	(10,289)
Non-current portion	$13,193	$—

7.	Commitments and Contingencies.

Commitments

Under the Company’s facility operating leases, minimum operating lease payments as of September 30, 2006 are approximately $58 remaining in 2006, $226 in 2007, $222 in 2008, $222 in 2009, $222 in 2010 and $55 in 2011.

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

The Company relies on traditional local telephone companies’ granting it access, as a competitive local exchange carrier (“CLEC”), to the incumbent local exchange carriers’ (“ILEC(s)”) networks, including loop and transport network elements purchased as unbundled network elements (“UNE(s)”), in order to provide service to its customers. In August 2003, the Federal Communications Commission (the “FCC”) released its Triennial Review Order (“TRO”) that largely preserved the Company’s access to these UNEs at forward-looking or Total Element Long Run Incremental Cost (“TELRIC”) rates, which rates reflect the efficient cost of such elements to the ILECs, plus a reasonable profit. These rates are substantially lower than rates charged on network elements for which TELRIC rates do not apply. The TRO largely preserved access to the copper DS-1 and digital signal level 3 (“DS-3”) loops and transport that the Company currently uses. In March 2004, the U.S. Court of Appeals for the District of Columbia Circuit issued its opinion in United States Telecom Associations v. FCC, No. 00-1012 (“USTA Decision”) affirming the de-regulation of access to the incumbent carriers’ packet-switching and fiber/broadband networks, but remanding the FCC’s decision regarding loops and transport. On February 4, 2005, the FCC issued its Triennial Review Remand Order (“TRRO”) that again modified the unbundling obligations for the DS-1 and DS-3 UNEs that the Company purchases from ILECs. The new rules remove under certain circumstances an ILEC’s unbundling obligations with regard to DS-1 and DS-3 local loops and dedicated transport. The order also eliminated local switching as a UNE, but this has not affected the Company as it owns its own switch sites and does not rely on the ILEC for the switching UNE. The availability of loops and transport UNEs varies based upon the capacity of the loop and availability of competitive alternatives to the ILEC at or between specific ILEC wire centers. Some of the loops and transport that the Company uses were subject to the new rules. For those loops and transport that were affected, the Company is able to purchase affected loops and transport from competitors or traditional telephone companies at market prices and/or regulated prices as “special access.” Regardless of the FCC’s UNE rules, the Company continues to purchase some network elements from competitive local telephone companies at market rates (e.g., such as transport, which is used to connect parts of the Company’s network).

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

Keir Kleinknecht, who was appointed to the Board of Directors of the Company as of November 3, 2005 in connection with the above-described financing as DunKnight’s designated Board representative, was the sole managing member and founder of DunKnight. David F. Struwas, who was appointed as the Company’s President and Chief Executive Officer, and as a member of the Company’s Board of Directors, on November 3, 2005 in connection with the closing of the DunKnight financing, held a non-managing membership interest in DunKnight (an approximate 4% interest for a $250 capital contribution) at the time of the closing of the DunKnight financing transaction with the Company. Prior to the DunKnight financing, the Company had no material relationship with DunKnight. At the time of the DunKnight financing, Mr. Struwas owned 63,250 shares of common stock of the Company, acquired during his prior tenure with the Company. Mr. Struwas, a former founder, director and executive officer of the Company during the period from 1998-2004, was not affiliated with DunKnight during his prior tenure with the Company.

In connection with the DunKnight financing, and Mr. Struwas’ appointment as the Company’s Chief Executive Officer, the Board of Directors granted Mr. Struwas non-qualified stock options to acquire 8,000,000 and 4,850,000 shares of the Company’s common stock, on November 3, 2005 and January 4, 2006, respectively, pursuant to the 2001 Stock Plan. Upon grant, the options were to vest over three years with no shares vesting until the six month anniversary of the grant date, 16.7% of the shares vesting on the six month anniversary date and 2.78% of the shares vesting on each successive month thereafter until fully vested on the three-year anniversary of the grant date. The option for 8,000,000 shares of common stock carries an exercise price of $0.06 per share, which was the market value of the Company’s common stock on the Determination Date (as defined in the 2001 Stock Plan) under the 2001 Stock Plan; the option for 4,850,000 shares of common stock carries an exercise price of $0.04 per share, which was the market value of the Company’s common

DSL.net, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

stock on the Determination Date under the 2001 Stock Plan. These options have been accelerated by the Company’s Board of Directors, subject to a lock-up agreement, as more fully described above (Note 1).

The debt extension transaction (described in Note 6) closed by the Company with DunKnight on June 2, 2006 was approved unanimously by the Company’s Board of Directors, including the members of the Board’s Audit Committee, upon full disclosure of Mr. Struwas’ and Mr. Kleinknecht’s respective relationships with DunKnight, as described above. As further described above (see Note 1), Mr. Struwas entered into a lock-up agreement with the Company effective as of June 2, 2006 in connection with the DunKnight debt extension and the acceleration by the Company’s Board of Directors of the Company’s outstanding common stock options.

For further information regarding related party transactions as of and for the year ended December 31, 2005, refer to the Company’s consolidated financial statements and footnotes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2005.

9.	Subsequent Events

On October 30, 2006, the Company issued, in a private placement, a secured, subordinated, non-convertible promissory note to MegaPath, in the aggregate stated principal amount of $1,182 for an aggregate purchase price of $1,000 in cash (the “Subsequent Closing Note”). This note constitutes a “Subsequent Closing Note” under the Purchase Agreement, and a “Note” under the Security Agreement.

The Subsequent Closing Note will accrue interest at an annual rate of 8.0%, subject to increase to an annual rate of 10.0% beginning upon and continuing during the continuation of any event of default under the Security Agreement. Interest on the Subsequent Closing Note will accrue on the basis of a 360-day year and the actual number of days elapsed and will be payable in cash upon maturity, together with the principal. The Subsequent Closing Note matures on December 31, 2007. The Company’s obligations under the Subsequent Closing Note are secured by the Security Agreement. The Company may not prepay any portion of the Subsequent Closing Note without MegaPath’s prior written consent.

The Company intends to use the proceeds from the sale of the Subsequent Closing Note for general working capital purposes.

On November 1, 2006, the Company satisfied its outstanding secured debt obligations to Laurus, under that certain Secured Convertible Minimum Borrowing Note, originally entered into by the parties in 2004, by paying Laurus, on the stated maturity date, the aggregate amount of $3,092, representing all remaining principal of $3,065 and accrued interest outstanding of $27.

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

During the third quarter of 2006, we closed a strategic investment with MegaPath Inc. (“MegaPath”), a California-based leading provider of managed IP solutions in the United States, that positions us to become a majority-owned subsidiary of MegaPath and, eventually, to merge our business operations with those of MegaPath, subject to the prior obtaining of requisite regulatory and stockholder approvals, as more fully set forth below. Pursuant to the MegaPath financing, we issued a series of secured promissory notes in aggregate face principal amount of $15,002, which yielded gross proceeds to us of $13,000 in cash; we may also borrow up to $6,000 in face principal amount of additional debt (subject to a discount) to potentially cover any working capital shortfalls pending consummation of the contemplated merger between the parties. We used $12,400 of the proceeds from the sale of the initial MegaPath notes to prepay, at a negotiated discount, our

(Dollars in Thousands, Except Per Share Amounts)

outstanding debt held by DunKnight Telecom Partners LLC and its co-investor (as used herein, “DunKnight” shall refer to DunKnight Telecom Partners LLC, individually, or DunKnight Telecom Partners LLC and its co-investor, Knight Vision Foundation, collectively, as their interests shall appear or the context shall so dictate), in the aggregate stated principal amount of $13,000, which would have matured during the fourth quarter of 2006. Following the initial MegaPath closing, during the fourth quarter of 2006, we issued, in a private placement, an additional promissory note to MegaPath, in the aggregate stated principal amount of $1,182 for an aggregate purchase price of $1,000 in cash, which we have used and will use for working capital purposes.

We continue to experience negative cash flows and will need to raise additional capital during 2006 from MegaPath or, with its prior approval, from other sources, to fund our working capital requirements past year end. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. Failure to raise additional funds could have a material adverse affect on our ability to continue as a going concern.

Our Strategy

Our business has been in transition from an earlier strategy focused primarily on expanding our network footprint and capacity to a strategy focused primarily on financial performance and on increasing our market penetration in our core network footprint between Boston, Massachusetts and the greater Washington, D.C. metropolitan area. The goal of this transition has been to corral our operating costs while trying to commercially exploit our service area and assets in a manner that would bring us to at least a cash-flow neutral fiscal position, either through the outside funding of our organic business plan or through a business combination with one or more third parties yielding business synergies and a stronger combined set of operations.

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

During 2005, we continued our focus on reducing costs; disposed of certain non-core assets, including VISI; initiated a significant re-grooming of our network to eliminate non-core central offices which was substantially completed in the first quarter of 2006; and initiated the re-branding of our integrated (VoIP) voice and data service under our Duetsm brand name at aggressive price points in the New York City and Washington, D.C. metropolitan areas. While some of these efforts placed downward pressure, near term, on our ability to sustain or grow our revenues and achieve positive operating cash flow, we believe these actions were necessary to preserve our business enterprise and afford us sufficient financial runway to effect a strategic or financing transaction, with the goal of positioning us to increase our market penetration for data and integrated voice and data business customers in our core network area and/or achieving synergies with a strategic partner as part of a more robust combined business. As noted above and more fully described below, we closed a strategic investment with MegaPath during the third quarter of 2006 which will result in our business and operations combining with those of MegaPath’s (reasonably anticipated to close during the first quarter of 2007), subject to obtaining requisite regulatory and stockholder approvals.

(Dollars in Thousands, Except Per Share Amounts)

Notwithstanding the financing provided to date by MegaPath, we will need additional funding in the fourth quarter of 2006 to support our working capital needs (including the implementation of certain commercial relationships with MegaPath designed to achieve synergistic benefits in contemplation of the intended merger between the parties) past year end. There can be no assurance that we will be able to obtain additional funding from MegaPath or any third party, effectively implement the initial stages of our revised business plan, or effectuate the anticipated merger with MegaPath in a timely manner, if at all (see “Liquidity and Capital Resources” below).

Operating Cash Flow. Our operating cash flow for the nine months ended September 30, 2006 was negative $6,035 compared to negative $1,681 for the nine months ended September 30, 2005. The increase in negative operating cash flow was primarily due to a larger net loss essentially resulting from lower revenues as further explained in Liquidity and Capital Resources, below. We continue to focus on strategic and cost reduction initiatives (further discussed below) in our attempt to improve our operating cash flows.

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

Pending consummation of the anticipated merger with MegaPath, our pursuit and exploitation of potential new market opportunities, on a near term basis, is dependent in part upon bridge financing from MegaPath and/or approval by MegaPath of certain expenditures earmarked for sales growth purposes.

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

(Dollars in Thousands, Except Per Share Amounts)

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

Restructure of our Business Operations. In November 2005, we began restructuring our business operations with a focus on our core network footprint of 352 central offices in the Verizon territory spanning from Boston, MA along the Eastern seaboard through the greater Washington, D.C. metropolitan area, and commenced a robust network re-grooming initiative to close approximately 100 of our central offices and core sites outside the Verizon and former SNET (now part of AT&T) territories that will significantly reduce recurring network operating costs. This effort was substantially completed by September 30, 2006.

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

MegaPath Strategic Investment. In August 2006, we closed a strategic investment with MegaPath, as more fully described herein, that (i) allowed us to pre-pay, at a discount, our secured debt obligations to DunKnight, which would have matured on December 4, 2006, (ii) allowed us to continue our business and operations, near term, without interruption to our customers, vendors or employees, and (iii) subject to obtaining requisite regulatory and stockholder approvals, positions us to continue our business and operations, long term, as part of a combined enterprise with MegaPath, which will emerge from this transaction as our controlling stockholder, positioned to effect a short-form merger involving us under Delaware law, which will result in our operations being absorbed by MegaPath and our shares of common stock no longer being publicly registered. MegaPath, a leading provider of managed IP services, with a core of business class customers currently being

(Dollars in Thousands, Except Per Share Amounts)

primarily serviced by off-net, third party providers, has announced its intention to effect the above described merger, through an acquisition subsidiary, subject to the parties having obtained requisite third party approvals. Over time, following the intended merger with MegaPath, the parties hope to achieve certain synergies between and among them, primarily by combining our facilities-based operational expertise, VoIP services and strong network with MegaPath’s proven sales channels, to create a more robust, but privately held, business enterprise, focused on the delivery of managed IP services, VoIP and high-speed data services to businesses, nationwide, with an emphasis on on-net sales.

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

(Dollars in Thousands, Except Per Share Amounts)

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

We seek to price our services competitively. The market for high-speed data communications services, Internet access and Voice over Internet Protocol services is rapidly evolving and intensely competitive. While many of our competitors and potential competitors enjoy competitive advantages over us, we are pursuing a significant market that, we believe, is currently under-served. Although pricing is an important part of our strategy, we believe that direct relationships with our customers and consistent, high quality service and customer support are important factors in generating customer loyalty. During the past several years, market prices for many telecommunications services and certain telecommunications equipment have been declining, a trend that might continue.

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

We review the recoverability of goodwill annually, or when events and circumstances change, by comparing the estimated fair values, based on appropriate valuation techniques, including a discounted forecast of future cash flows or recent sales offers (what a willing buyer would pay a willing seller), of reporting units with their respective carrying values. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying value of goodwill over its implied fair value. We had no goodwill as of September 30, 2006 or December 31, 2005.

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

(Dollars in Thousands, Except Per Share Amounts)

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

With the acquisition of the NAS assets on January 10, 2003, we acquired a number of end users, some of whom we service indirectly through various ISPs. We sell our services to such ISPs who then resell such services to the end users. We have some increased exposure and concentration of credit risk pertaining to such ISPs. However, no individual customer accounted for more than 10% of revenue for the nine months ended September 30, 2006 and 2005, respectively, or more than 10% of accounts receivable at September 30, 2006 and December 31, 2005.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard effective January 1, 2006, the first day of our 2006 fiscal

(Dollars in Thousands, Except Per Share Amounts)

year. Our Consolidated Financial Statements for the three and nine months ended September 30, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $0 and $2,283, respectively, which consisted of stock-based compensation expense related to employee stock options. There was no share-based compensation expense related to employee stock options and employee stock purchases recognized during the three and nine months ended September 30, 2005 as we did not apply the recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and stock-based compensation expense as previously disclosed in the notes to the Consolidated Financial Statements was based on the pro forma application of SFAS 123.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Share-based compensation expense recognized in our Consolidated Statement of Operations for the three and nine months ended September 30, 2006, included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we used the straight-line single option method of attributing the value of share-based compensation to expense. As share-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates (see discussion below regarding acceleration of vesting in the second quarter of 2006). In our pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

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

As of June 2, 2006 (the “Effective Date”), our Board of Directors elected to fully accelerate the vesting of each unvested outstanding stock option granted under our qualified stock option plans. The option acceleration was effected in order to ease our accounting burden resulting from the

(Dollars in Thousands, Except Per Share Amounts)

impact of adoption and compliance with SFAS 123(R), in recognition of the fact that the overwhelming majority of our outstanding stock options are at exercise prices well above the highest reported market price of our common stock over the past several fiscal quarters, and not with the design of providing any potential short-term windfall for any option holder. As a result of the vesting acceleration, stock-based compensation expense calculated under SFAS 123(R) for the second quarter 2006 was $1,856 higher than it would have been, had the acceleration not occurred. Also, as a result of the vesting acceleration, we will not incur stock-based compensation expense in future periods until such time as additional stock options are granted and only in the periods that such additional stock options (if granted) are expected to vest.

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

As a result of adopting SFAS 123(R) on January 1, 2006, our loss before taxes and net loss for the three and nine months ended September 30, 2006 are $0 and $2,283, respectively, higher than if we had continued to account for share based compensation under APB No. 25. Basic and diluted net loss per share of $0.01 and $0.06 as reported for the three and nine months ended September 30, 2006, respectively, was $0.00 and $0.01 higher respectively, as a result of adopting SFAS 123(R).

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

(Dollars in Thousands, Except Per Share Amounts)

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

We have not generated any taxable income to date and, therefore, have not paid any federal income taxes or state taxes based on income since inception. Our state net operating loss carryforwards began to expire in 2004 and our federal net operating loss carryforwards begin to expire in 2019. Use of our net operating loss carryforwards may be subject to significant annual limitations resulting from a change in control due to securities issuances, including our sale of our mandatorily redeemable convertible Series X preferred stock and our mandatorily redeemable convertible Series Y preferred stock in 2001 and 2002 and from the sale of $30,000 in notes and warrants in 2003 and the Company’s sale of $15,002 in convertible and non-convertible debt in the third quarter of 2006. We have provided a valuation allowance for the full amount of the net deferred tax asset since we have not determined that it is more likely than not that these future benefits will be realized.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48,“Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of FASB Statement 109,“Accounting for Income Taxes.” FIN 48 requires managements to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more-likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that we have taken or expects to take on income tax returns. We are still evaluating the impact of this pronouncement. FIN 48 is effective for our fiscal year beginning January 1, 2007.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 are effective for our interim reporting period beginning January 1, 2007. We do not believe the adoption of SAB 108 will have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157,“Fair Value Measurements” (“SFAS 157”). SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for our interim reporting period beginning January 1, 2008. We are still evaluating the impact of this pronouncement.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded

(Dollars in Thousands, Except Per Share Amounts)

status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for us for the end of the fiscal year ending on December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of our fiscal year-end balance sheet is effective for us for the fiscal year ending December 31, 2007. We do not believe the adoption of SFAS 158 will have a material impact on our financial position or results of operations.

Results of Operations

Continuing Operations

Revenue from Operations. Revenue from operations for the three months ended September 30, 2006 decreased by 25% to approximately $8,798 from approximately $11,716 for the three months ended September 30, 2005. Revenue from operations for the nine months ended September 30, 2006 decreased by 25% to approximately $28,401 from approximately $38,096 for the nine months ended September 30, 2005. The decrease in revenue resulted mainly from a decrease in the number of customers subscribing to our services, primarily attributable to customer churn exceeding the rate of new customers added.

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

Network expenses before stock-based compensation expense, for the three months ended September 30, 2006 decreased by approximately $1,436 (17%) to approximately $6,826 from approximately $8,262 for the three months ended September 30, 2005. This decrease was primarily attributable to decreases in telecommunications expenses of approximately $1,203 attributable to a decrease in subscriber lines, decreases in amortization of deferred installation costs of approximately $57, decreases in network personnel expenses of approximately $157, decreases in web hosting costs of approximately $10 and decreases in miscellaneous other expenses of approximately $9.

Network expenses before stock-based compensation expense, for the nine months ended September 30, 2006 decreased by approximately $3,927 (15%) to approximately $22,239 from approximately $26,166 for the nine months ended September 30, 2005. This decrease was primarily attributable to decreases in telecommunications expenses of approximately $3,345 attributable to a decrease in subscriber lines, decreases in amortization of deferred installation costs of approximately $240, decreases in network personnel expenses of approximately $241, decreases in web hosting costs of approximately $73 and decreases in miscellaneous other expenses of approximately $28. In addition, stock-based compensation expense of approximately $189 and $0 for the nine months ended September 30, 2006 and 2005, respectively, was attributed to network expenses resulting from adoption of SFAS 123(R) on January 1, 2006, as discussed above.

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

(Dollars in Thousands, Except Per Share Amounts)

Network expenses incurred for certain (but not all) high capacity loops and transport facilities that we lease from incumbent local exchange carriers that connect to certain of our central offices and our network have increased and could increase more in the future as a result of the FCC’s Triennial Review Remand Order issued February 4, 2005 (the “TRRO”). Such increases did not have a material adverse effect on our network expenses for 2005 or the nine months ended September 30, 2006. Under the TRRO, the incumbent local exchange carriers can now charge higher special access tariff rates or negotiated rates for such facilities, rather than the discounted TELRIC rates, for certain loop and transport facilities that state commissions determine, using an FCC formula, to be “unimpaired,” meaning that competitors such as us are not impaired without discounted access to these facilities (“Unimpaired Facilities”). During the fourth quarter of 2005 and the first quarter of 2006, we engaged in a substantial network re-grooming exercise to, among other things, restructure our network to eliminate our need for or reduce our use of Unimpaired Facilities. Where we continue to have a need for such facilities, we have negotiated special rates. As a result of these efforts, we do not anticipate that we will incur any material increase in network expenses in for the remainder of 2006 associated with our use of Unimpaired Facilities.

Operations Expenses. Our operations expenses include costs related to customer care, customer provisioning, customer billing, customer technical assistance, purchasing, headquarters facilities operations, operating systems maintenance and support and other related overhead expenses.

Operations expenses before stock-based compensation expense, for the three months ended September 30, 2006 of approximately $1,008 decreased by approximately $272 (21%) from approximately $1,280 for the three months ended September 30, 2005. This decrease was primarily attributable to decreases in operations personnel expenses of approximately $282, decreases in professional and temporary services of approximately $26, decreases in office expenses of approximately $14 and decreases in miscellaneous other expenses of approximately $53. These decreases were partially offset by increases in non-recurring costs associated with closure of central offices located outside of the Verizon territory of approximately $103.

Operations expenses before stock-based compensation expense, for the nine months ended September 30, 2006 of approximately $3,684 decreased by approximately $337 (8%) from approximately $4,021 for the nine months ended September 30, 2005. This decrease was primarily attributable to decreases in operations personnel expenses of approximately $516, decreases in professional and temporary services of approximately $112, decreases in office expenses of approximately $21 and decreases in miscellaneous other expenses of approximately $85. These decreases were partially offset by increases in non-recurring costs associated with closure of central offices located outside of the Verizon territory of approximately $397. In addition, stock-based compensation expense of approximately $398 and $0, for the nine months ended September 30, 2006 and 2005, respectively, was attributed to operations expenses resulting from adoption of SFAS 123(R) on January 1, 2006, as discussed above.

General and Administrative. Our general and administrative expenses consist primarily of costs relating to human resources, finance, executive, administrative services, recruiting, insurance, public reporting, legal and auditing services, leased office facilities rent and bad debt expenses.

(Dollars in Thousands, Except Per Share Amounts)

General and administrative expenses before stock-based compensation expense, for the three months ended September 30, 2006, were approximately $1,509, compared to approximately $2,617 for the three months ended September 30, 2005. This decrease of approximately $1,108 (42%) was primarily due to decreases in salaries and benefits of approximately $243 attributable to personnel reductions, decreases in bad debt expense net of recoveries of approximately $255, decreases in facilities costs of approximately $199 resulting from relocation of our headquarters and Virginia offices, decreases in professional services of approximately $252, decreases in insurance costs of approximately $21, decreases in miscellaneous taxes of approximately $54, decreases in travel expenses of approximately $33 and decreases in miscellaneous other expenses of approximately $51.

General and administrative expenses before stock-based compensation expense, for the nine months ended September 30, 2006, were approximately $5,895, compared to approximately $7,381 for the nine months ended September 30, 2005. This decrease of approximately $1,486 (20%) was primarily due to decreases in bad debt expense net of recoveries of approximately $436, decreases in salaries and benefits of approximately $385 attributable to personnel reductions, decreases in facilities costs of approximately $276 resulting from relocation of our headquarters and Virginia offices, decreases in professional services of approximately $312, decreases in licenses and fees of approximately $76, decreases in insurance costs of approximately $69, decreases in public reporting expenses of approximately $51, decreases in miscellaneous taxes of approximately $31, decreases in travel expenses of approximately $36, and decreases in miscellaneous other expenses of approximately $128. These decreases were partially offset by increases in amortization of deferred financing costs related to our secured debt financing with DunKnight and MegaPath of approximately $314. In addition, stock-based compensation expense of approximately $1,636 and $0, for the nine months ended September 30, 2006 and 2005, respectively, was attributed to general and administrative expenses resulting from adoption of SFAS 123(R) on January 1, 2006, as discussed above.

Sales and Marketing. Our sales and marketing expenses consist primarily of expenses for personnel, the development of our brand name, promotional materials, direct mail advertising and sales commissions and incentives.

Sales and marketing expenses before stock-based compensation expense, for the three months ended September 30, 2006, were approximately $156 compared to approximately $223 for the three months ended September 30, 2005. This decrease of approximately $67 (30%) was primarily attributable to decreases in salaries and benefits of approximately $28 primarily attributable to lower commissions, decreases in office expenses of approximately $30, and decreases in miscellaneous expenses of approximately $9.

Sales and marketing expenses before stock-based compensation expense, for the nine months ended September 30, 2006, were approximately $967 compared to approximately $575 for the nine months ended September 30, 2005. This increase of approximately $392 (68%) was primarily attributable to increases in salaries and benefits of approximately $56 due to personnel increases, increases in professional and consulting services of approximately $48, increases in advertising, direct mail and referral fees of approximately $296. These increases were partially offset by decreases in miscellaneous expenses of approximately $8. In addition, stock-based compensation expense of approximately $60 and $0, for the nine months ended September 30, 2006 and 2005, respectively, was attributed to sales and marketing expenses resulting from adoption of SFAS 123(R) on January 1, 2006, as discussed above.

Depreciation and Amortization. Depreciation and amortization is primarily attributable to the following: (i) depreciation of network and operations equipment and owned modems and routers

(Dollars in Thousands, Except Per Share Amounts)

installed at customer sites, (ii) depreciation of information systems and computer hardware and software, (iii) amortization and depreciation of the costs of obtaining, designing and building our collocation space and corporate facilities and (iv) amortization of intangible capitalized costs pertaining to acquired businesses and customer line acquisitions.

Depreciation and amortization expenses for the three months ended September 30, 2006, were approximately $839 compared to approximately $1,199 for the three months ended September 30, 2005, a decrease of $360 (30%). The decrease was primarily attributable to certain intangible and fixed assets having become fully depreciated and amortized during the last twelve months combined with minimal new capital purchases.

Depreciation and amortization expenses for the nine months ended September 30, 2006, were approximately $2,600 compared to approximately $4,012 for the nine months ended September 30, 2005, a decrease of $1,412 (35%). The decrease was primarily attributable to certain intangible and fixed assets having become fully depreciated and amortized during the last twelve months combined with minimal new capital purchases.

Our identified intangible assets consist of customer lists, which are amortized over two years. Amortization expense of other intangible assets (included in depreciation and amortization expenses discussed above) for the three months ended September 30, 2006 and 2005 was $0 and $7, respectively. Amortization expense of other intangible assets for the nine months ended September 30, 2006 and 2005 was $0 and $47, respectively. We had no intangible asset balances at September 30, 2006 or December 31, 2005.

Interest Expense, Net. Interest expense, net for the three and nine months ended September 30, 2006 and 2005 is comprised of the following:

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
	2006	2005	Amount	%	2006	2005	Amount	%

Interest income	$66	$73	$(7)	(10)%	$230	$160	$70	44%
Interest expense:
Interest paid and accrued	556	173	383	221%	1,797	513	1,284	250%
Debt discount amortization	356	2,809	(2,453)	(87)%	2,150	7,149	(4,999)	(70)%
Total interest expense	912	2,982	(2,070)	(69)%	3,947	7,662	(3,715)	(48)%
Interest expense, net	$846	$2,909	$(2,063)	(71)%	$3,717	$7,502	$(3,785)	(50)%

Interest income decreased for the three months ended September 30, 2006 compared to the same 2005 period primarily due to lower average cash balances. Interest income increased for the nine months ended September 30, 2006 compared to the same 2005 period, primarily due to higher average cash balances primarily attributable to the DunKnight financing on November 2, 2005. Interest paid and accrued increased for the three and nine months ended September 30, 2006 compared to the same respective 2005 periods, primarily due to the interest associated with the DunKnight financing. Debt discount amortization decreased for the three and nine months ended September 30, 2006 compared to the same respective 2005 periods, primarily due to the extinguishment on November 2, 2005, of the debt and related debt discount issued as part of our July 2003 note and warrant financing. This decrease was partially offset by the new debt discount and related amortization associated with the DunKnight and MegaPath financings.

(Dollars in Thousands, Except Per Share Amounts)

Other Income (Expense), Net. Other income (expense), net for the three and nine months ended September 30, 2006 and 2005 is comprised of the following:

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
	2006	2005	Amount	%	2006	2005	Amount	%

Gain on sale of assets	$—	$—	$—	N/A	$27	$—	$27	100%
Mark to Market gain (loss) adjustments on derivative instruments	25	(30)	55	183%	28	180	(152)	(85)%
Loss on early extinguishment of debt	(417)	—	(417)	(100)%	(417)	—	(417)	(100)%
Other income (expense), net	$(392)	$(30)	$(362)	(1,207)%	$(362)	$180	$(542)	(301)%

(Dollars in Thousands, Except Per Share Amounts)

Stock Compensation. Beginning in the first quarter of 2006, we adopted SFAS 123(R) on a modified prospective basis. The following table reflects the effects on net loss and net loss per share, basic and diluted, for the three and nine months ended September 30, 2006, compared with the respective pro forma information for the three and nine months ended September 30, 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss as reported for prior periods (1)	N/A	$(10,756)	N/A	$(17,339)
Stock-based compensation expense related to employee stock options (2)	—	(729)	(2,283)	(2,559)
Net loss including the effect of stock-based compensation expense (3)	$(5,701)	$(11,485)	$(13,346)	$(19,898)

Net loss applicable to common stockholders:
Net Loss as reported for prior periods (1)	N/A	$(10,756)	N/A	$(17,339)
Net loss including the effect of stock-based compensation expense (3)	$(5,701)	$(11,485)	$(13,346)	$(19,898)
Basic and diluted net loss per common share:
As reported for prior periods (1)	N/A	$(0.05)	N/A	$(0.07)
Including the effect of stock-based Compensation expense (3)	$(0.01)	$(0.05)	$(0.06)	$(0.09)

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

(Dollars in Thousands, Except Per Share Amounts)

The table below depicts (i) the weighted average assumptions used in estimating the value of employee stock options on the date of grant for recording stock-based compensation cost in accordance with the guidelines of SFAS 123(R) for options issued during the three and nine months ended September 30, 2006; and (ii) the weighted average assumptions used to estimate the fair value of employee stock options issued on the date of grant for the purpose of the pro forma financial information in accordance with SFAS 123 for the three and nine months ended September 30, 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	N/A	3.79%	4.29%	3.38-4.15%
Expected life of option	N/A	4 Years	5.79 years	3-4 Years
Expected dividends	N/A	None	None	None
Expected volatility	N/A	111%	130%	96-111%

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

Net Loss from Continuing Operations. Net loss from continuing operations for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)				Increase (Decrease)
	2006	2005	Amount	%	2006	2005	Amount	%

Net loss from continuing operations	$(2,778)	$(4,804)	$2,026	42%	$(13,346)	$(11,381)	$(1,965)	(17)%

(Dollars in Thousands, Except Per Share Amounts)

Net loss from Discontinued Operations. Net loss from discontinued operations represents the results of operations of our subsidiary, VISI, which we sold in December 2005. Summary results of discontinued operations of VISI for the three months and nine months ended September 30, 2005 are:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Revenue	$1,659	$5,106
Operating expenses	$1,578	$5,031
Operating income (loss)	$81	$75
Impairment loss	$(6,033)	$(6,033)
Net income (loss)	$(5,952)	$(5,958)

Liquidity and Capital Resources

We have financed our capital expenditures, acquisitions and operations primarily with the proceeds from the sale of stock and debt instruments and from borrowings, including equipment lease financings. As of September 30, 2006, we had cash and cash equivalents of approximately $6,053 and working capital of approximately $229.

Discontinued Operations:

Cash provided to us from discontinued operations (included in the consolidated cash flow discussions below) during the nine months ended September 30, 2005 was comprised of the following:

Nine Months Ended September 30, 2005
Cash provided by operating activities	$621
Cash used in investing activities -
purchases of property and equipment	(258)
Cash provided by (used in) financing activities	—
Net cash provided to parent company	$363

Cash Used In Operating Activities. Net cash used in operating activities of $6,035 for the nine months ended September 30, 2006 was $4,354 (259%) higher than net cash used in operating activities of approximately $1,681 for the nine months ended September 30, 2005. The increase in net cash used for operating activities was primarily due to lower net loss of approximately $3,993 offset by net lower non-cash items, including: depreciation and amortization, provision for bad debt expense, sales credits and allowances, amortization of debt discount, loss on sale of fixed assets, stock compensation expense, loss on early extinguishment of debt and mark to market adjustments of approximately $9,752; lower decrease in accounts receivable of approximately $525; and increase in other assets (compared to a decrease in 2005) of approximately $832. Partially offsetting the previous items, were improvements resulting from lower net decreases in accounts payable and accrued expenses of approximately $1,489, a higher decrease in prepaid expenses and other current assets of approximately $767, and a lower decrease in deferred revenue of approximately $506.

(Dollars in Thousands, Except Per Share Amounts)

Cash (Used in) Provided by Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2006, of approximately $575, included purchases of property and equipment primarily related to the relocation of our headquarters’ offices from New Haven, CT to Wallingford, CT of approximately $639, partially offset by proceeds from sales of property and equipment of approximately $62 and a decrease in restricted cash of approximately $2. Net cash provided by investing activities of approximately $2,070 for the nine months ended September 30, 2005, resulted from a decrease in restricted cash of approximately $2,431, partially offset by purchases of equipment of approximately $361.

The development and expansion of our business has required significant capital expenditures. The actual amounts and timing of our future capital expenditures will vary depending on the speed at which we expand our service area and implement our network and services for our customers. We currently anticipate spending approximately $900 for capital expenditures during 2006, primarily for equipment and leasehold improvements to our relocated headquarters office and for the maintenance and improvement of our network. The actual amounts and timing of our capital expenditures could differ materially both in amount and timing from our current plans.

Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2006 was approximately $3,898, and related primarily to proceeds from the second installment of the DunKnight debt financing of approximately $4,000, proceeds from the MegaPath financing of approximately $13,000 and proceeds from reinstatements on our borrowings with Laurus Master Fund, Ltd. (“Laurus”) of approximately $611, partially offset by principal payments for the early extinguishment of the DunKnight secured notes of approximately $12,400, principal payments resulting from draw-downs on our borrowings with Laurus of approximately $1,259 and principal payments on capital lease obligations of approximately $54. Net cash provided by financing activities for the nine months ended September 30, 2005 was approximately $28 comprised of proceeds from capital lease obligations of approximately $93, partially offset by principal payments on capital lease obligations of approximately $65. From time to time we have entered into equipment lease financing arrangements with vendors. In the aggregate, there was approximately $9 and $54 outstanding under capital lease obligations at September 30, 2006 and December 31, 2005, respectively.

Cash Resources and Liquidity Constraints. On November 2, 2005, pursuant to the terms of a Securities Purchase Agreement dated on such date between DunKnight and us (as amended on January 3, 2006, the “DunKnight Purchase Agreement”), we consummated a private placement to DunKnight of 18% Secured Debentures, at a discount to their face principal amount, originally due September 4, 2006 and amended to December 4, 2006 (the “Debentures”), as further discussed below. Pursuant to the terms of the DunKnight Purchase Agreement, as described in more detail below, we borrowed an aggregate of $10,000 in exchange for our issuance of an aggregate $13,000 in face principal amount of Debentures. We used a substantial portion of the cash proceeds from our financing transaction with MegaPath to prepay and fully satisfy, at a slight discount, our secured debt obligations to DunKnight, in August 2006.

At the first closing under the DunKnight Purchase Agreement on November 2, 2005, we issued an $8,000 face principal amount Debenture to DunKnight and received $6,000 in gross cash proceeds. At the second closing on February 1, 2006, we issued an additional $5,000 in face principal amount of Debentures to DunKnight and received an additional $4,000 in gross cash proceeds. Each Debenture originally was to mature on September 4, 2006; the maturity date was amended to December 4, 2006, as further discussed below. Each debenture carries an annual interest rate of 18%, payable monthly in arrears in cash based on the face principal amount of the Debenture. Interest was based on a 360-day year and the actual number of days elapsed. The

(Dollars in Thousands, Except Per Share Amounts)

monthly cash requirements in respect of interest payments were approximately $120 following the first closing, commencing on December 1, 2005, and an additional $75 following the second closing, commencing on March 1, 2006, for an aggregate approximate $195 per month. Overdue interest was subject to an additional annual interest rate of 10.5% and, upon an event of default, the interest rate was to increase by an additional 10.5%. Upon the occurrence of an event of default, DunKnight could declare all amounts under the Debentures immediately due and payable in cash and, in such event, we would have been required to pay 112% of the principal amount of the Debentures, plus all accrued and unpaid interest and any unpaid penalties or late fees. We could prepay the entire principal amount due under the Debentures at any time without any additional premium or penalty.

We recorded the $3,000 discount between the $10,000 cash received and the $13,000 face principal of the first and second closings as a debt discount which has been amortized to interest expense over the term of the Debentures, using the effective interest method. We amortized approximately $796 of this discount to interest expense in the first nine months of 2006.

Pursuant to the terms of that certain Implementation Agreement dated November 2, 2005 (the “Implementation Agreement”), among us and our 2003 secured note and warrant investors (the “2003 Investors”), on November 3, 2005, we used $5,500 of the proceeds from the first closing of the DunKnight Debenture financing to eliminate, at a substantial discount, $30,870 (inclusive of accrued but unpaid interest) in senior secured debt due July 6, 2006 originally issued to the 2003 Investors on July 18, 2003; cancel all outstanding shares of our Series Z preferred stock that carried a liquidation preference of $15,680; and cancel warrants to purchase approximately 190,890,621 shares of our common stock previously issued to or held by the 2003 Investors. In addition, the Implementation Agreement terminated, subject to exceptions for certain limited surviving provisions, all previously existing agreements under which the 2003 Investors and their affiliates had imposed numerous financial, operational, and other contractual obligations on us.

We granted DunKnight a first priority security interest in substantially all of our assets as collateral security for the Debentures. Under the terms of a subordination agreement among DunKnight, Laurus, and us, DunKnight’s security interest in our assets was subject to the existing security interest of Laurus in our accounts receivables, which secured our then current indebtedness to Laurus of approximately $3,639 at September 30, 2006, evidenced by certain convertible promissory notes issued to Laurus in October 2004 (which matured in November 2006).

The terms of the Debentures limited our ability to take many actions without the consent of holders of a majority in principal amount of the Debentures, including incurring additional indebtedness and issuing securities (other than in connection with the pay-off of the Debentures.

The Debentures also contained negative covenants that, among other things, required that at all times we be able to pay our debts generally when they became due and we maintain a balance of unrestricted, unencumbered marketable securities, cash, and cash equivalents with a value of at least $1,500. The foregoing covenants were subject to a number of exceptions and qualifications.

In addition, as part of the DunKnight financing, Mr. Struwas was appointed as a director to our board of directors and as our new chief executive officer and president, replacing Kirby G. “Buddy” Pickle who served as our chief executive officer and as a director since April 2004 and as our president since September 2005 and whose employment with us was effectively terminated on November 2, 2005. Mr. Struwas’ employment agreement with us provides for the payment of a $300 annual base salary. The termination of Mr. Pickle’s employment with us triggered severance benefits under his employment agreement with us dated April 14, 2004 (the “Existing Employment Agreement”). On November 2, 2005, we entered into an amendment to the Existing Employment

(Dollars in Thousands, Except Per Share Amounts)

Agreement with Mr. Pickle (the “Amendment Agreement”) to address considerations arising from the American Jobs Creation Act of 2004. Pursuant to the Existing Employment Agreement, we (i) will continue to pay Mr. Pickle, as severance, his base salary for the eighteen months following his termination of employment, in an aggregate amount of $525, in accordance with regular payroll practices, and (ii) will pay for Mr. Pickle’s COBRA costs for the continuation of his medical benefits for the eighteen month period, subject to Mr. Pickle’s compliance with the surviving provisions of the Existing Employment Agreement. Pursuant to the Amendment Agreement, the parties agreed to defer all severance payments of base compensation under the Existing Employment Agreement for a period of six months and one day from his termination date. On the first payroll date after such six month and one day period, all payments otherwise payable to Mr. Pickle during such period were paid in a lump sum. Monthly severance payments will continue thereafter for the remainder of the 18 month period. Mr. Pickle also received a one-time, $350 bonus in November 2005, for leading us in consummating the DunKnight Debenture financing. Mr. Struwas received a $100 signing bonus in connection with his appointment as our new chief executive officer, which was payable in equal installments over 12 monthly pay periods. We made the last payment of his signing bonus in November 2006.

On June 2, 2006, we entered into respective amendment agreements (collectively, the “Amendment Agreements”) with each of DunKnight and Laurus (together with DunKnight, the “Senior Lenders”), our senior secured creditors, modifying certain of the terms of our secured debt financings with each of DunKnight and Laurus.

Pursuant to the Amendment Agreements, the parties agreed to extend by three (3) months the maturity date of our issued and outstanding secured debt instruments owing to the Senior Lenders, in exchange for our issuance to the Senior Lenders of an aggregate of 5,400,000 shares (the “Shares”) of common stock.

Under the terms of the DunKnight Amendment Agreement, DunKnight and the Company extended the maturity date of the Company’s outstanding 18% Secured Debentures from September 4, 2006 to December 4, 2006. In consideration for DunKnight’s entering into the DunKnight Amendment Agreement, we issued 3,900,000 shares of our common stock to DunKnight.

Under the terms of the Laurus Amendment Agreement, we issued to Laurus an Amended and Restated Secured Convertible Minimum Borrowing Note and an Amended and Restated Secured Revolving Note (collectively, the “Amended Laurus Notes”), pursuant to which certain of the terms of our original promissory notes outstanding to Laurus were amended and restated to: (i) extend the maturity date of such notes from August 1, 2006 to November 1, 2006, and (ii) modify the interest rate provisions under each of such notes to a fixed rate of interest set at 7% per annum from June 2, 2006 through August 1, 2006, and thereafter to a fixed rate of interest set at 10% per annum, until maturity. Under the terms of the original promissory notes, the interest rate was based upon a formula and was capped at no more than 7% per annum. In consideration for Laurus’ entering into the Laurus Amendment Agreement and its acceptance of the Amended Laurus Notes, we issued 1,500,000 shares of our common stock to Laurus. Pursuant to the Laurus Amendment Agreement, Laurus waived any economic anti-dilution rights to which it would otherwise be entitled under the applicable financing documents arising solely as a result of our issuance of the Shares. The Amended Laurus Notes were paid off, in full, at maturity, on November 1, 2006 and have been cancelled.

Pursuant to the Amendment Agreements, the Senior Lenders agreed to certain “lock-up” restrictions, which prohibit the Senior Lenders, except upon and during the continuation of an event of default, from selling any of the Shares for one (1) year from June 2, 2006. Pursuant to the

(Dollars in Thousands, Except Per Share Amounts)

Amendment Agreements, we also granted the Senior Lenders certain “piggyback” registration rights with respect to the Shares, subject to certain terms set forth therein.

We determined that the above described DunKnight and Laurus debt amendments were not substantially different from the original debt instruments and therefore, accounted for the amendments as modifications of the original debt instruments as follows: (i) a Black-Scholes valuation model was used to determine the fair value of the common stock issued in consideration for the debt modifications; the resulting fair value of the 3,900,000 and 1,500,000 shares of common stock issued to DunKnight and Laurus was $88 and $34, respectively, and was recorded as an increase to the debt discount balance at June 2, 2006, of each respective debt instrument with corresponding increases to common stock and additional paid-in capital; and (ii) a new effective interest rate was determined, based on the carrying amount of each original debt instrument and the revised cash flows resulting from the debt modifications of those instruments. The revised debt discount of each debt instrument has been amortized to interest expense using the new effective interest rate over the revised remaining debt maturity term.

Pursuant to that certain Purchase Agreement, dated August 22, 2006, between MegaPath and us (the “Purchase Agreement”) with MegaPath Inc. and its wholly-owned subsidiary, MDS Acquisition, Inc. (as used herein, “MegaPath” shall refer to MegaPath Inc. individually, or MegaPath Inc. and MDS Acquisition, Inc. collectively, as their interests shall appear or the context shall so dictate).  Pursuant to the Purchase Agreement, on August 28, 2006, we issued and MegaPath purchased, in a private placement, five promissory notes (collectively, the “MegaPath Notes”) in the aggregate stated principal amount of $15,002 for an aggregate purchase price of $13,000 in cash.  This purchase and the related transactions described below are referred to collectively herein as the “MegaPath Financing.” Subject to certain conditions, including approval by our stockholders of an increase in the number of shares of our authorized common stock, as more fully described below, a portion of the MegaPath Notes will be convertible into 91% of the our common stock on a fully-diluted basis as of the conversion date.

We used the proceeds from the MegaPath Financing to satisfy our outstanding debt held by DunKnight, in the aggregate stated principal amount of $13,000, which was to mature on December 4, 2006, through the pay off of a negotiated settlement amount of approximately $12,400, with the remainder of the MegaPath Financing proceeds being used for general working capital purposes, including payment of transaction fees.

(Dollars in Thousands, Except Per Share Amounts)

In accordance with the guidance of Emerging Issues Task Force (“EITF”) Issue No. 02-4, “Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is Within the Scope of SFAS No. 15,” and SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” we determined that the extinguishment of the DunKnight debt was a troubled debt restructuring and, accordingly, recorded a loss on the extinguishment of the DunKnight debt in accordance with the guidance of SFAS No. 15 and Accounting Principal Board Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” as follows:

Face value of DunKnight notes	$13,000
Debt discount - unamortized balance at August 28, 2006	(853)
DunKnight notes, net of discount	12,147
DunKnight pay-off amount	(12,400)
Loss on extinguishment of DunKnight debt	(253)
Write-off of unamortized balance of DunKnight deferred transaction costs	(159)
Legal fees related to DunKnight debt pay-off transaction	(5)
Net loss on extinguishment of DunKnight debt	$(417)

Prior to the MegaPath Financing, we had no material relationship with MegaPath.

The MegaPath Notes contain the following principal terms:

Non-Convertible Note. A subordinated secured non-convertible note in the stated principal amount of $13,002 (the “Non-Convertible Note”), issued at a $2,002 discount to its stated principal amount, to mature on December 31, 2007.

  First Convertible Note. A subordinated secured convertible note in the principal amount of $30 (the “First Convertible Note”), issued for an amount equal to its stated principal amount, to mature on December 31, 2007. The principal of the First Convertible Note is immediately convertible at MegaPath’s election into shares of our common stock representing 9.9% of our voting stock outstanding as of the date of such conversion.
  Second Convertible Note. A subordinated secured convertible note in the principal amount of $300 (the “Second Convertible Note”), issued for an amount equal to its stated principal amount, to mature on the later of (i) December 31, 2007 and (ii) the earlier of (a) December 31, 2008 and (b) thirty days after the date on which the Second Convertible Note becomes convertible. The Second Convertible Note will become convertible at MegaPath’s election upon our receipt of certain regulatory approvals related to the MegaPath Financing and following the conversion of the First Convertible Note. At that time, the principal of the Second Convertible Note will be convertible into that number of shares of our common stock that, when aggregated with all of MegaPath’s other stockholdings in us, represent 49.9% of our voting stock outstanding as of the date of such conversion.
  Third Convertible Note. A subordinated secured convertible note in the principal amount of $150 (the “Third Convertible Note”), issued for an amount equal to its stated principal amount, to mature on the later of (i) December 31, 2007 and (ii) the earlier of (a) December 31, 2008 and (b) thirty days after the date on which the Third Convertible Note becomes convertible. The Third Convertible Note will become convertible at MegaPath’s election upon our receipt of certain other regulatory approvals related to the MegaPath Financing

(Dollars in Thousands, Except Per Share Amounts)

and following the conversion of the First Convertible Note and the Second Convertible Note. At that time, the principal of the Third Convertible Note will be convertible into that number of shares of our common stock that, when aggregated with all of MegaPath’s other stockholdings in us, will represent 51.0% of our common stock on a fully-diluted basis as of the date of such conversion.
  Fourth Convertible Note. A subordinated secured convertible note in the principal amount of $1,520 (the “Fourth Convertible Note”), issued for an amount equal to its stated principal amount, to mature on the later of (i) December 31, 2007 and (ii) the earlier of (a) December 31, 2008 and (b) thirty days after the date on which the Fourth Convertible Note becomes convertible. The Fourth Convertible Note will become convertible at MegaPath’s election following (i) stockholder approval and filing of an amendment to our Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to increase the number of shares of common stock that the we are authorized to issue to an amount sufficient to cover the conversion of the Fourth Convertible Note and (ii) the conversion of the First Convertible Note, the Second Convertible Note and the Third Convertible Note. At that time, the principal of the Fourth Convertible Note will become convertible into that number of shares of our common stock that, when aggregated with all of MegaPath’s other stockholdings in us, will represent 91.0% of our common stock on a fully diluted basis as of the date of such conversion.
Based on the conversion provisions described above, the following table depicts the projected number of common shares to be issued and the conversion price per share for each of the four convertible MegaPath Notes, based on the number of shares of our common stock and common stock equivalents (options, warrants and convertible debt) outstanding as of August 22, 2006 (the date of the Purchase Agreement), of 239,020,817 and 48,241,530, respectively (the actual number of shares to be issued and the conversion price per share will depend upon the actual number of common shares and common share equivalents outstanding at the time of conversion, with respect to the convertible provisions of each convertible MegaPath Note):

Convertible Note Number	Principal Amount	Projected Number of Shares to be Issued Upon Conversion	Projected Conversion Price Per Share
Number 1	$30	26,263,109	$0.0011423
Number 2	$300	211,803,533	$0.0014164
Number 3	$150	60,920,698	$0.0024622
Number 4	$1,520	2,605,554,164	$0.0005834
Total	$2,000	2,904,541,504

Each of the MegaPath Notes will accrue interest at an annual rate of 8.0%, subject to increase to an annual rate of 10.0% beginning upon and continuing during the continuation of any event of default under the Security Agreement (as defined below).  Interest will accrue on the basis of a 360-day year and the actual number of days elapsed. Interest on the MegaPath Notes will be payable in cash upon maturity of the MegaPath Notes, together with the principal.  We may not prepay any portion of the MegaPath Notes without MegaPath’s prior written consent.

The Purchase Agreement also provides for the possible future issuance and sale, during the one year period following the closing, of additional subordinated secured non-convertible promissory notes (on substantially the same terms as the Non-Convertible Note, including the discount) yielding gross loan proceeds of up to $6,000. On October 30, 2006, we issued, in a private placement, a secured, subordinated, non-convertible promissory note to MegaPath, in the aggregate stated

(Dollars in Thousands, Except Per Share Amounts)

principal amount of $1,182 for an aggregate purchase price of $1,000 in cash (the “Subsequent Closing Note”). We have used and will use the proceeds from the sale of the Subsequent Closing Note for working capital purposes.

In fulfillment of a closing condition under the Purchase Agreement, two of our directors, Robert G. Gilbertson and Keir Kleinknecht, resigned from their positions at closing, and the remaining directors appointed Paul J. Milley and E. Carey Walters (employees of MegaPath) to fill those vacancies.  On the record date set by our Board of Directors for determining the stockholders eligible to vote on the Charter Amendment, the Board of Directors will increase its size from five to seven directors and, during any subsequent period that MegaPath holds more than 50% of our voting stock, we have agreed that our Board of Directors will appoint two persons designated by MegaPath to fill those additional vacancies.  At that time, MegaPath will have designated four out of seven directors on our Board of Directors.

In connection with the issuance of the MegaPath Notes, we granted MegaPath a continuing security interest in substantially all of our assets pursuant to a Security Agreement dated August 28, 2006 (the “Security Agreement”). Upon closing of the transactions contemplated by the Purchase Agreement, MegaPath’s security interest was subordinated to the security interest of Laurus in our accounts receivables, which secured our outstanding indebtedness to Laurus under our 2004 secured note and warrant financing with Laurus, pursuant to the terms of a Subordination Agreement by and among Laurus, MegaPath and the Company, dated August 28, 2006. We are subject to various restrictive covenants under the Security Agreement for so long as the MegaPath Notes are outstanding, including, subject to certain exceptions, prohibitions on certain dispositions, the incurrence of additional indebtedness, distributions or dividends on its shares of capital stock, the issuance of shares of capital stock or securities convertible into shares of capital stock, and mergers or acquisitions. In addition the MegaPath Notes are subject to acceleration upon the occurrence of an event of default under the Security Agreement, subject to certain cure rights, including in pertinent part the following defaults: (i) a payment default under any MegaPath Note; (ii) a failure to issue shares of our common stock upon conversion of any convertible MegaPath Note, (iii) the breach of representation, warranty or covenant made by us for the benefit of MegaPath in any of the MegaPath Financing transaction documents; (iv) the occurrence of a bankruptcy event with respect to the Company; or (v) a change in control of the Company, other than one involving MegaPath.

As a condition to MegaPath’s investment, per MegaPath’s direction, we entered into executive compensation agreements with our three current executive officers, including David F. Struwas, President and Chief Executive Officer, providing for supplemental retention compensation and, for all such officers except Mr. Struwas, who is afforded severance under his existing employment agreement with us, severance benefits. Under the terms of these arrangements, each of the three officers is entitled to receive a one-time, lump-sum retention bonus equal to three months of his current base salary, less applicable withholdings, provided such officer remains employed by us on February 28, 2007. In addition, the severance agreements provide the applicable parties with a lump-sum payment in an amount equal to six months of current base salary, plus six months of COBRA costs for the officer as an individual, in the event such officer is terminated without “cause” or quits for “good reason,” each as defined in the agreements, provided such officer has executed a release in favor of us.

We incurred transaction costs related to the MegaPath Financing through September 30, 2006, approximating $425, consisting of investment banker and legal fees and expenses. Such costs were deferred in other assets and are being amortized to general and administrative expense on a straight-line basis over the approximate sixteen-month term of the MegaPath Notes. We anticipate that we will incur additional transaction costs related to the MegaPath Financing (and the subsequent merger contemplated by the Purchase Agreement), which will also be deferred when incurred and

(Dollars in Thousands, Except Per Share Amounts)

amortized in a like manner over the remaining term of the MegaPath Notes. Approximately $27 of these transaction costs were amortized to expense through September 30, 2006.

Since we received proceeds of $11,000, representing a $2,002 discount from the face value of $13,002 of the Non-Convertible Note, we recorded a debt discount of $2,002 pertaining to this note. The discount is being amortized to interest expense using the effective interest method over the approximate sixteen-month term of this note.

We determined, in accordance with the guidance of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, that the conversion features of the four convertible MegaPath Notes are not embedded derivatives and therefore should not be bifurcated from the host instruments. Since the conversion prices of the convertible MegaPath Notes are significantly below the fair market value (closing price) of our common stock of $0.03 per share at the time of the signing of the Purchase Agreement on August 22, 2006 (the “Commitment Date”), we determined that a beneficial conversion feature (“BCF”) exists for these convertible notes and will account for them in accordance with the guidance of EITF 98-5 and EITF 00-27 as follows:

▪
Since the first convertible MegaPath Note is convertible at any time at the option of the holder, we measured and recognized a BCF by recording a debt discount of $30 with a corresponding increase to additional paid in capital. The BCF was determined using the intrinsic value method whereby the difference between the conversion price and the fair value of the common stock on the Commitment Date was multiplied by the number of shares into which the debt converts. Since the intrinsic value of the BCF exceeded the $30 proceeds of this note, the BCF was limited to the amount of the proceeds. The debt discount is being amortized to interest expense using the effective interest method over the period from the issuance date to the maturity date, which is December 31, 2007. If conversion occurs before the discount is fully amortized, the remaining unamortized discount will be charged to interest expense upon conversion.

▪
Since the conversions of the remaining convertible MegaPath Notes are dependent upon receiving regulatory and/or stockholder approvals, these conversion contingencies are dependent upon the occurrence of a future event outside of the holder’s (MegaPath’s) control. Accordingly, the BCF for these notes will be measured at the Commitment Date but not recognized until such contingencies are resolved. The measured intrinsic value of the BCF for convertible MegaPath Notes two, three and four, also exceeded the proceeds received for those notes and accordingly will be capped at the proceeds received for those notes, totaling $1,970. The BCF for these convertible notes will be recorded and accounted for in the same manner as the accounting described above for the first convertible MegaPath Note, when the aforedescribed contingencies are resolved.

Approximately $113 of debt discount related to the Non-Convertible Note and the first convertible MegaPath Note was amortized to interest expense through September 30, 2006.

(Dollars in Thousands, Except Per Share Amounts)

The following table depicts our outstanding debt balances at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005

DunKnight secured debentures	$—	$8,000
Unamortized debt discount	—	(1,628)
Subtotal	—	6,372

Laurus secured convertible note	3,426	4,073
Unamortized debt discount - derivatives	(12)	(79)
Unamortized debt discount - closing fees	(5)	(77)
Subtotal	3,409	3,917

MegaPath secured convertible and non-convertible notes	15,002	—
MegaPath notes - accrued interest	110	—
Unamortized debt discount	(1,919)	—
Subtotal	13,193	—

Total debt, net of discount	16,602	10,289
Less current portion	(3,409)	(10,289)
Non-current portion	$13,193	$—

We intend to use our cash resources to finance our operating losses, capital expenditures, lease payments, and working capital requirements, and for other general corporate purposes. The amounts actually expended for these purposes will vary significantly depending on a number of factors, including (i) our ability to raise further bridge financing as provided for in the Purchase Agreement, (ii) market acceptance of our services, (iii) revenue growth, (iv) planned capital expenditures, (v) cash generated from operations, (vi) improvements in operating productivity, (vii) the extent and timing of entry into new markets, (viii) the introduction of new products or services, and (ix) the modification or elimination of certain products or services.

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

As we reported in our Annual Report on Form 10-K for the year ended December 31, 2005, our sustained operating losses raised substantial doubt about our ability to continue as a going concern. Without giving effect to any further bridge financing from MegaPath nor consummation of the

(Dollars in Thousands, Except Per Share Amounts)

anticipated merger with MegaPath, based on our current business plans and projections (inclusive of the Subsequent Closing Note issuance), we believe that our existing cash resources plus cash expected to be generated from operations will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements through the end of 2006. As a result, we will need to raise additional financing before the end of 2006, through bridge financing from MegaPath, intended to cover our operating shortfall through the expected merger transaction, or, failing such injection of sufficient debt capital from MegaPath, from some combination of borrowings or the sale of equity or debt securities to other third parties (provided, MegaPath has given its prior approval), in order to finance our ongoing operating requirements. A failure to obtain bridge financing from MegaPath, raise additional funds, generate sufficient revenues, contain certain discretionary spending, and/or achieve certain other business plan objectives could have a material adverse affect on our results of operations, cash flows and financial position, including our ability to continue as a going concern, and may require us to sell all or a portion of our assets, significantly reduce, reorganize, discontinue or shut down our operations, or seek protection under the U.S. bankruptcy code. There can be no assurance that any sale transaction, merger or liquidating distribution by us will result in any minimum value or minimum amount of proceeds accreting to the benefit of our common stockholders as a result of any such transaction, should one occur.

Our cash requirements and financial performance, including our ability to achieve profitability or become cash flow positive, may vary based upon a number of factors, including:

•
the obtaining of requisite regulatory and stockholder approvals in connection with the MegaPath financing described above, the subsequent consummation of the anticipated merger with MegaPath, and the timing of either of the above;

•
our ability to implement and execute certain commercial relationships with MegaPath, pending the merger, including the timing and success of the intended migration of certain MegaPath customer accounts to our on-net service footprint;

•	our ability to raise sufficient additional capital from MegaPath or other sources;

•	if our business plans or projections change or prove to be inaccurate;

•	if we curtail and/or reorganize our operations, and/or sell all or a portion of our assets;

•	the development of the high-speed data and integrated voice and data communications industries and our ability to compete effectively in such industries;

•	the amount, timing and pricing of customer revenue;

•	the availability, timing and pricing of acquisition opportunities, and our ability to capitalize on such opportunities;

•	the identification of and generation of synergies with potential business combination candidates, and our ability to close any transactions with such parties on favorable terms, if at all;

•	the commercial acceptance of our services and our ability to attain expected penetration within our target markets;

(Dollars in Thousands, Except Per Share Amounts)

•	our ability to recruit and retain qualified personnel;

•	up front sales and marketing expenses;

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

There can be no assurance that we will be able to timely effectuate the merger with MegaPath, or pending such merger, achieve our business plan objectives or achieve cash flow positive operating results. If we are unable to generate adequate funds from our operations or raise additional funds pending the consummation of the MegaPath merger, we may not be able to continue to operate our network, respond to competitive pressures or fund our operations. As a result, we may be required to sell all or a portion of our assets, significantly reduce, reorganize, discontinue or shut down our operations, or seek protection under the U.S. bankruptcy code. Our financial statements do not include any adjustments that might result from these uncertainties.

Contractual Obligations. Since December 31, 2005, the only material changes to the contractual obligations presented in our Annual Report on Form 10-K for the year ended December 31, 2005 pursuant to Item 303 of Regulation S-K promulgated by the SEC were certain lease arrangements for our offices, data center and warehouse facilities. In March of 2006, we contracted to sublease approximately 18,387 square feet of office space in Wallingford, Connecticut to be used for corporate offices, a network operations center and warehouse purposes, which we took occupancy of in early May of 2006. Our New Haven, Connecticut office lease expired on May 31, 2006 and was not renewed. Also in March of 2006, we signed a six month lease for “turn-key” office space in Reston, Virginia and allowed to expire without renewal our former office space in Herndon, Virginia. The estimated annualized savings resulting from these office relocations will exceed $800. Under our facility operating leases, minimum operating lease payments as of September 30, 2006 are approximately $58 remaining in 2006, $226 in 2007, $222 in 2008, $222 in 2009, $222 in 2010 and $55 in 2011.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as our intention to seek additional debt or equity capital. The statements contained in this report which are not historical facts may be deemed to contain forward-

(Dollars in Thousands, Except Per Share Amounts)

looking statements. These statements relate to future events or our future financial or business performance, and are identified by terminology such as “may,” “might,” “will,” “should,” “expect,” “scheduled,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or the negative of such terms or other comparable terminology. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include, among other things, those described elsewhere in this report and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which has been filed with the SEC. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation, and disclaim any obligation, to update or revise the information contained in this report, whether as a result of new information, future events or circumstances or otherwise.

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

DSL.NET, INC.

Date: November 14, 2006	By:	/s/ Walter R. Keisch
Walter R. Keisch
Chief Financial Officer & Treasurer (Duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Exhibit

11.01*	Statements of Computation of Basic and Diluted Net Loss Per Share.

31.01*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.